Form 10-Q
period 2019-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2019-11-12
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 6, 2019, the registrant had 46,138,785 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$317,420	$145,115
Restricted cash and cash equivalents	16,609	-
Accounts receivable, net of allowance for doubtful accounts of $15,284 and $13,158, respectively	860,794	547,285
Spectrum asset	119,047	52,002
Prepaid expenses and other current assets	121,747	22,673
Total current assets	1,435,617	767,075
Property and equipment, net	1,257,086	731,538
Goodwill	3,082,652	2,167,954
FCC licenses	3,106,959	1,778,268
Network affiliation agreements, net	2,560,303	1,401,965
Other intangible assets, net	509,889	89,958
Assets held for sale	242,999	4,417
Investments	1,499,090	13,971
Other noncurrent assets, net	408,780	106,884
Total assets(1)	$14,103,375	$7,062,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$142,664	$96,093
Accounts payable	109,128	67,828
Accrued expenses	497,201	173,138
Income taxes payable	160,941	2,759
Liability to surrender spectrum asset	129,964	52,002
Other current liabilities	54,399	12,352
Total current liabilities	1,094,297	404,172
Debt	8,393,173	3,884,910
Deferred tax liabilities	1,688,590	633,880
Other noncurrent liabilities	977,282	270,084
Total liabilities(1)	12,153,342	5,193,046
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2019 and December 31, 2018	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 46,138,785 shares outstanding as of September 30, 2019 and 47,291,463 shares issued, 45,626,246 shares outstanding as of December 31, 2018	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of September 30, 2019 and December 31, 2018	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2019 and December 31, 2018	-	-
Additional paid-in capital	1,346,511	1,351,931
Accumulated other comprehensive loss	(14,316)	(14,316)
Retained earnings	675,356	620,371
Treasury stock - at cost; 1,152,678 and 1,665,217 shares as of September 30, 2019 and December 31, 2018, respectively	(79,299)	(105,685)
Total Nexstar Media Group, Inc. stockholders’ equity	1,928,725	1,852,774
Noncontrolling interests in consolidated variable interest entities	21,308	16,210
Total stockholders’ equity	1,950,033	1,868,984
Total liabilities and stockholders’ equity	$14,103,375	$7,062,030

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of September 30, 2019 and December 31, 2018 include certain assets held by consolidated variable interest entities of $394.0 million and $390.3 million, respectively, which are not available to be used to settle the obligations of Nexstar Media Group, Inc. The consolidated total liabilities as of September 30, 2019 and December 31, 2018 include certain liabilities of consolidated variable interest entities of $55.3 million and $45.1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$663,575	$693,015	$1,939,234	$1,968,674
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	322,327	285,363	911,234	838,765
Selling, general and administrative expenses, excluding depreciation and amortization	183,083	140,297	469,501	421,105
Amortization of broadcast rights	18,452	15,021	46,749	47,034
Amortization of intangible assets	42,443	37,157	115,538	110,640
Depreciation	29,363	27,673	84,890	78,577
Reimbursement from the FCC related to station repack	(20,417)	(5,389)	(54,020)	(12,450)
Goodwill and intangible assets impairment	63,317	-	63,317	-
Gain on disposal of stations, net	(96,608)	-	(96,608)	-
Total operating expenses	541,960	500,122	1,540,601	1,483,671
Income from operations	121,615	192,893	398,633	485,003
Income (loss) on equity investments, net	3,217	(887)	2,061	(1,813)
Interest expense, net	(93,199)	(56,237)	(197,519)	(167,107)
Loss on extinguishment of debt	-	(3,159)	(3,724)	(4,645)
Pension and other postretirement plans credit, net	2,578	2,458	5,378	8,358
Other income (expenses), net	118	3	209	(10)
Income before income taxes	34,329	135,071	205,038	319,786
Income tax expense	(39,507)	(35,243)	(82,594)	(86,011)
Net income (loss)	(5,178)	99,828	122,444	233,775
Net (income) loss attributable to noncontrolling interests	(669)	686	(5,397)	2,593
Net income (loss) attributable to Nexstar Media Group, Inc.	$(5,847)	$100,514	$117,047	$236,368

Net income (loss) per common share attributable to Nexstar Media Group, Inc.:
Basic	$(0.13)	$2.21	$2.54	$5.17
Diluted	$(0.13)	$2.12	$2.44	$4.99

Weighted average number of common shares outstanding:
Basic	46,114	45,552	45,997	45,751
Diluted	46,114	47,338	47,919	47,388

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019 and 2018

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	interests	Equity
Balances as of June 30, 2019	47,291,463	$473	$1,337,057	$701,946	$(14,316)	(1,188,353)	$(81,381)	$14,438	$1,958,217
Stock-based compensation expense	-	-	11,270	-	-	-	-	-	11,270
Vesting of restricted stock units and exercise of stock options	-	-	(1,816)	-	-	35,675	2,082	-	266
Dividends declared on common stock ($0.45 per share)	-	-	-	(20,743)	-	-	-	-	(20,743)
Noncontrolling interest from a business combination	-	-	-	-	-	-	-	6,201	6,201
Net income (loss)	-	-	-	(5,847)	-	-	-	669	(5,178)
Balances as of September 30, 2019	47,291,463	$473	$1,346,511	$675,356	$(14,316)	(1,152,678)	$(79,299)	$21,308	$1,950,033

Balances as of June 30, 2018	47,291,463	$473	$1,337,738	$400,934	$6,140	(1,769,428)	$(111,846)	$9,015	$1,642,454
Stock-based compensation expense	-	-	8,212	-	-	-	-	-	8,212
Vesting of restricted stock units and exercise of stock options	-	-	(1,820)	-	-	81,275	4,809	-	2,989
Dividends declared on common stock ($0.375 per share)	-	-	-	(17,081)	-	-	-	-	(17,081)
Consolidation of a variable interest entity	-	-	-	-	-	-	-	15,574	15,574
Net income (loss)	-	-	-	100,514	-	-	-	(686)	99,828
Balances as of September 30, 2018	47,291,463	$473	$1,344,130	$484,367	$6,140	(1,688,153)	$(107,037)	$23,903	$1,751,976

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019 and 2018

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	interests	Equity

Balances as of December 31, 2018	47,291,463	$473	$1,351,931	$620,371	$(14,316)	(1,665,217)	$(105,685)	$16,210	$1,868,984
Stock-based compensation expense	-	-	29,030	-	-	-	-	-	29,030
Vesting of restricted stock units and exercise of stock options	-	-	(34,450)	-	-	512,539	26,386	-	(8,064)
Dividends declared on common stock ($1.35 per share)	-	-	-	(62,062)	-	-	-	-	(62,062)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Noncontrolling interest from a business combination	-	-	-	-	-	-	-	6,201	6,201
Net income	-	-	-	117,047	-	-	-	5,397	122,444
Balances as of September 30, 2019	47,291,463	$473	$1,346,511	$675,356	$(14,316)	(1,152,678)	$(79,299)	$21,308	$1,950,033

Balances as of December 31, 2017	47,291,463	$473	$1,342,541	$299,523	$6,140	(1,325,049)	$(78,063)	$10,696	$1,581,310
Purchase of treasury stock	-	-	-	-	-	(751,920)	(50,524)	-	(50,524)
Stock-based compensation expense	-	-	22,807	-	-	-	-	-	22,807
Vesting of restricted stock units and exercise of stock options	-	-	(21,218)	-	-	388,816	21,550	-	332
Dividends declared on common stock ($1.125 per share)	-	-	-	(51,524)	-	-	-	-	(51,524)
Consolidation of variable interest entities	-	-	-	-	-	-	-	15,574	15,574
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Net income (loss)	-	-	-	236,368	-	-	-	(2,593)	233,775
Balances as of September, 2018	47,291,463	$473	$1,344,130	$484,367	$6,140	(1,688,153)	$(107,037)	$23,903	$1,751,976

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$122,444	$233,775
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	115,538	110,640
Depreciation of property and equipment	84,890	78,577
Goodwill and intangible assets impairment	63,317	-
Amortization of broadcast rights	46,749	47,034
Stock-based compensation expense	29,030	22,807
Provision for bad debt	8,119	8,301
Amortization of debt financing costs and debt discounts	6,592	7,663
Loss on extinguishment of debt	3,724	4,645
(Gain) loss on asset disposal, net	(229)	1,116
Deferred income taxes	(14,899)	12,095
Gain on disposal of stations, net	(96,608)	-
Spectrum repack reimbursements	(54,020)	(12,450)
Payments for broadcast rights	(47,150)	(47,652)
(Income) loss on equity investments, net	(2,061)	1,813
Other noncash credits, net	(1,234)	(3,562)
Non-cash compensation expense related to an acquisition's contingent consideration	-	1,933
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	54,633	29,152
Prepaid expenses and other current assets	1,827	3,419
Other noncurrent assets	(1,580)	481
Accounts payable	26	(3,070)
Accrued expenses and other current liabilities	(26,578)	(11,346)
Taxes payable	28,822	13,512
Other noncurrent liabilities	(5,370)	(11,669)
Net cash provided by operating activities	315,982	487,214
Cash flows from investing activities:
Purchases of property and equipment	(110,225)	(63,586)
Payments for acquisitions, net of cash and restricted cash acquired	(5,881,179)	(103,246)
Proceeds from sale of stations	1,352,958	-
Spectrum repack reimbursements from the FCC	54,020	12,450
Proceeds from disposals of property and equipment	2,026	4,282
Distribution from an equity investment	1,557	-
Other investing activities, net	(1,310)	812
Net cash used in investing activities	(4,582,153)	(149,288)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	4,831,050	101,387
Repayments of long-term debt	(215,413)	(327,489)
Payments for debt financing costs	(70,717)	-
Common stock dividends paid	(62,062)	(51,524)
Cash paid for shares withheld for taxes	(9,813)	(4,852)
Purchase of noncontrolling interest from a consolidated variable interest entity	(6,393)	-
Proceeds from exercise of stock options	1,749	5,184
Payments for capital lease and capitalized software obligations	(6,419)	(7,426)
Purchase of treasury stock	-	(50,524)
Other financing activities, net	(6,897)	89
Net cash provided by (used in) financing activities	4,455,085	(335,155)
Net increase in cash, cash equivalents and restricted cash	188,914	2,771
Cash, cash equivalents and restricted cash at beginning of period	145,115	115,652
Cash, cash equivalents and restricted cash at end of period	$334,029	$118,423
Supplemental information:
Interest paid	$178,882	$170,790
Income taxes paid, net of refunds	$68,627	$59,082
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$27,683	$18,208
Right-of-use assets obtained in exchange for operating lease obligations(1)	$115,579	$-
Consolidation of variable interest entities	$-	$15,573
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$-	$314,086

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)   Amounts for the nine months ended September 30, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

As of September 30, 2019, Nexstar Media Group, Inc. and its wholly-owned subsidiaries (“Nexstar”) owned, operated, programmed or provided sales and other services to 197 full power television stations, including those owned by consolidated variable interest entities (“VIEs”), and one AM radio station in 115 markets in the states of Alabama, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. As of September 30, 2019, the stations reached approximately 39% of all U.S. television households (applying the Federal Communication Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, Nexstar provided sales, programming and other services to 36 full power television stations owned and/or operated by independent third parties. Nexstar also owns WGN America, a national general entertainment cable network, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”) and a portfolio of real estate assets.

On September 19, 2019, Tribune Media Company, a Delaware corporation (“Tribune”) became a wholly owned subsidiary of Nexstar as a result of the merger of Titan Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Nexstar (“Merger Sub”), with and into Tribune (the “Merger”). The Merger was effected pursuant to the previously announced agreement and Plan of Merger, dated as of November 30, 2018 (the “Merger Agreement”) by and among Nexstar, Merger Sub and Tribune. Substantially concurrently with the Merger, Nexstar also completed the previously announced sale of the assets of 21 television stations in 16 markets for a total consideration of approximately $1.36 billion (inclusive of preliminary working capital adjustments). See Note 3 for additional information.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which Nexstar is the primary beneficiary (See “Variable Interest Entities” section). Nexstar and the consolidated VIEs are collectively referred to as the “Company”. Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar Media Group, Inc. stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

The following are assets of consolidated VIEs, excluding intercompany’ amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	September 30, 2019	December 31, 2018
Current assets	$24,098	$20,898
Property and equipment, net	17,162	10,994
Goodwill	121,600	121,600
FCC licenses	151,808	157,658
Network affiliation agreements	70,122	74,726
Other intangible assets, net	152	787
Other noncurrent assets, net	9,013	3,652
Total assets	$393,955	$390,315

Current liabilities	$19,072	$17,594
Noncurrent liabilities	36,258	27,542
Total liabilities	$55,330	$45,136

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On July 3, 2019, Nexstar Escrow, Inc., a wholly-owned indirect subsidiary of Nexstar (“Nexstar Escrow”), completed the sale and issuance of its $1.120 billion 5.625% Senior Unsecured Notes due 2027 (the “5.625% Notes due 2027”) at par. The gross proceeds of the 5.625% Notes due 2027 were directly deposited in a segregated escrow account until its utilization to partially fund the completion of the Merger on September 19, 2019.  Immediately following the consummation of the Merger, Nexstar Escrow was merged with and into Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), with Nexstar Broadcasting surviving the merger (the “Escrow Merger”). Following the Escrow Merger, Nexstar, Mission Broadcasting, Inc. (“Mission”), Nexstar Broadcasting, certain restricted subsidiaries of Nexstar Broadcasting and the trustee entered into a supplement (the “Nexstar 2027 Notes Supplemental Indenture”) to an indenture, dated as of July 3, 2019 (the “5.625% Notes due 2027 Indenture”) , whereby Nexstar Broadcasting assumed the obligations of Nexstar Escrow under the 5.625% Notes due 2027 Indenture and the 5.625% Notes due 2027, and Nexstar, certain restricted subsidiaries of Nexstar Broadcasting and Mission provided guarantees of the 5.625% Notes due 2027 under the 5.625% Notes due 2027 Indenture.

On September 19, 2019, in connection with the Merger, Nexstar borrowed $3.065 billion in Term Loan B, issued at 99.21% and $675.0 million in Term Loan A, issued at 99.31%.

The proceeds from the above loans, together with the net proceeds from certain station divestitures (as further discussed in Note 3) and cash on hand of Nexstar and Tribune, were used to finance the cash consideration for the Merger and repay all existing debt of Tribune prior to the Merger, including premium and accrued interest and related fees and expenses.

See Notes 3 and 9 for additional information with respect to the merger and debt transactions, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2018. The balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Consolidated VIEs

Nexstar consolidates entities in which Nexstar is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under certain VIEs’ senior secured credit facilities (see Note 9), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE, exclusive of Marshall Broadcasting Group, Inc. (“Marshall”), which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations, subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2019 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$16,206	$19,060
Accounts receivable, net	23,942	22,725
Prepaid expenses and other current assets	2,554	4,423
Total current assets	42,702	46,208
Property and equipment, net	39,711	30,861
Goodwill	154,787	154,787
FCC licenses	151,808	157,658
Network affiliation agreements	81,809	87,821
Other intangible assets, net	675	1,404
Other noncurrent assets, net	21,672	8,073
Total assets	$493,164	$486,812

Current liabilities:
Current portion of debt	$52,886	$54,616
Interest payable	977	345
Other current liabilities	19,072	17,594
Total current liabilities	72,935	72,555
Debt	241,826	243,717
Other noncurrent liabilities	36,258	27,542
Total liabilities	$351,019	$343,814

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

In connection with the Merger (See Note 3), Nexstar obtained an indirect variable interest in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”). Nexstar has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. Nexstar’s maximum loss exposure related to Topix is limited to its equity investment, which was $1.3 million at September 30, 2019.

Assets Held for Sale

We consider assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset and the transfer is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, we record the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell. In accordance with generally accepted accounting principles, assets held for sale are not depreciated or amortized. See Note 5.

Investments

We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost, except for assets acquired using acquisition accounting, which are initially recorded at fair value and adjust for the appropriate share of the net earnings or losses of the investee. We record investee losses up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. We recognize our share in earnings and losses of the investee as “Income (loss) in equity investments, net” in the Condensed Consolidated Statements of Operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. See Note 6.

Investments in non-public businesses that do not have readily determinable pricing, and for which we do not have control or do not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as non-operating expense in the Condensed Consolidated Statements of Operations.

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

		ASC 842 Adoption Adjustments
		Present Value of Remaining Operating Lease	Reclassifications of Operating Lease Related Balance Sheet Items to Operating Lease ROU Assets
Impact on Consolidated Balance Sheets	December 31, 2018	Payments as of January 1, 2019	Net Favorable Leases	Deferred Rent	Other	Total Adjustments	January 1, 2019
Prepaid expenses and other current assets	$22,673	$-	$-	$-	$(270)	$(270)	$22,403
Other intangible assets, net	1,491,923	-	(24,181)	-	-	(24,181)	1,467,742
Other noncurrent assets, net	106,884	98,887	24,181	(9,781)	(720)	112,567	219,451
Total assets	7,062,030	98,887	-	(9,781)	(990)	88,116	7,150,146
Other current liabilities	12,352	17,399	-	(1,645)	(423)	15,331	27,683
Other noncurrent liabilities	270,084	81,488	-	(8,136)	(567)	72,785	342,869
Total liabilities	5,193,046	98,887	-	(9,781)	(990)	88,116	5,281,162

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

In rare circumstances, the Company may enter into finance leases for specific equipment or real estate used in its operations, in which the lease term is for the major part of the remaining economic life of the underlying asset or the present value of the lease payments equals or exceeds substantially all of the estimated fair value of the underlying asset. The Company records its finance leases within property and equipment, other current liabilities and other noncurrent liabilities on the accompanying Condensed Consolidated Balance Sheets.

See Note 10 for additional disclosures on leases as of September 30, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	46,114	45,552	45,997	45,751
Dilutive effect of equity incentive plan instruments	-	1,786	1,922	1,637
Weighted average shares outstanding - diluted	46,114	47,338	47,919	47,388

Because of their anti-dilutive effect, stock options and restricted stock units to acquire a weighted average of 2,700 and 10,900 shares of Class A common stock have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2019, respectively. Because of their anti-dilutive effect, stock options and restricted stock units to acquire a weighted average of 5,000 and 27,000 shares of Class A common stock have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2018, respectively.

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

New Accounting Standards Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2020, as described below, and the improvements in ASU 2019-04 will be adopted concurrently. The Company is currently evaluating the impact of adopting ASU 2019-04 on its Condensed Consolidated Financial Statements.

In March 2019, the FASB issued ASU 2019-02, “Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350).” The standard requires production costs of episodic television series to be capitalized as incurred, which aligns the guidance with the accounting for production costs of films. In addition, once ASU 2019-02 is effective, capitalized costs associated with films and license agreements will be tested for impairment based on the lower of unamortized cost or fair value, as opposed to the existing guidance where the impairment test is based on estimated net realizable value. The guidance also includes additional disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2019-02 should be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2019-02 on its Condensed Consolidated Financial Statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The amendments in ASU 2018-17 for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not having a variable interest through their decision-making arrangements. The amendments in ASU 2018-17 are effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-17 on its Condensed Consolidated Financial Statements.

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

Note 3:  Acquisitions and Dispositions

Merger with Tribune

On September 19, 2019 (the “Closing Date”), Tribune became a wholly owned subsidiary of Nexstar as a result of the Merger, with Tribune surviving the Merger as a wholly owned subsidiary of Nexstar. The Merger was effected pursuant to the Merger Agreement, by and among Nexstar, Merger Sub and Tribune. The Merger created the nation’s largest pure-play local broadcast television and digital company, with national coverage and reach to approximately 39% of U.S. television households (applying the FCC’s UHF discount). As a result of the Merger, Nexstar acquired 31 full power stations and one AM radio station in 23 markets (net of divestitures of 13 full power television stations in 11 markets). Nexstar also acquired WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets. The full power television stations and the radio station acquired by Nexstar as a result of the Merger, net of divestitures, are as follows:

Market Rank at Acquisition	Market	Full Power Stations	Primary Affiliation
2	Los Angeles, CA	KTLA	The CW
3	Chicago, IL	WGN-TV	Independent
3	Chicago, IL	WGN(AM)	Independent
4	Philadelphia, PA	WPHL	MNTV
5	Dallas, TX	KDAF	The CW
7	Washington, DC	WDCW	The CW
8	Houston, TX	KIAH	The CW
13	Seattle, WA	KCPQ	FOX
13	Seattle, WA	KZJO	MNTV
17	Denver, CO	KDVR	FOX
17	Denver, CO	KWGN	The CW
17	Fort Collins, CO	KFCT	FOX
19	Cleveland, OH	WJW	FOX
20	Sacramento, CA	KTXL	FOX
22	Portland, OR	KRCW	The CW
23	St. Louis, MO	KTVI	FOX
23	St. Louis, MO	KPLR	The CW
25	Indianapolis, IN	WXIN	FOX
25	Kokomo, IN	WTTK	CBS
25	Indianapolis, IN	WTTV	CBS
29	San Diego, CA	KSWB	FOX
32	Kansas City, MO	WDAF	FOX
35	Milwaukee, WI	WITI	FOX
43	Oklahoma City, OK	KFOR	NBC
43	Oklahoma City, OK	KAUT	Independent
49	High Point, NC	WGHP	FOX
50	New Orleans, LA	WGNO	ABC
50	New Orleans, LA	WNOL	The CW
51	Memphis, TN	WREG	CBS
68	Des Moines, IA	WHO	NBC
78	Huntsville, AL	WHNT	CBS
197	Eureka Springs, AR	KXNW	MNTV

Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each issued and outstanding share of Tribune Class A common stock, par value $0.001 per share (the “Tribune Class A Stock”) and Tribune Class B common stock, par value $0.001 per share (“Tribune Class B Stock,” and together with the Tribune Class A Stock, the “Tribune Stock”) immediately prior to the Closing Date of the Merger, other than shares or other securities representing capital stock in Tribune owned, directly or indirectly, by Nexstar or any of its subsidiaries or any subsidiary of Tribune, was converted into the right to receive $46.687397 in cash (the “Merger Consideration”).

Upon completion of the Merger, each option to purchase shares of Tribune Stock outstanding as of immediately prior to the Closing Date (a “Tribune Stock Option”), whether or not vested or exercisable, was cancelled and converted into the right to receive a cash payment equal to the excess, if any, of the value of the Merger Consideration over the exercise price per share of such Tribune Stock Option, without any interest and subject to all applicable withholding. Any Tribune Stock Option with an exercise price per share greater than or equal to the Merger Consideration was cancelled for no consideration or payment.

Upon completion of the Merger, each award of Tribune restricted stock units outstanding as of immediately prior to the Closing Date (“Tribune RSUs”), whether or not vested, immediately vested and was cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Tribune Stock underlying such Tribune RSUs multiplied by the Merger Consideration, without any interest and subject to all applicable withholding (the “RSU Consideration”), except that each award of Tribune RSUs granted to an employee on or after December 1, 2018 (other than Tribune RSUs required to be granted pursuant to specified employment agreements or offer letters) (“Annual Tribune RSUs”) that had vested as of the Closing Date was cancelled and converted into the right to receive the RSU Consideration and any Annual Tribune RSUs that remained unvested as of the Closing Date were cancelled for no consideration or payment.

Upon completion of the Merger, each award of Tribune performance stock units outstanding as of immediately prior to the Closing Date (“Tribune PSUs”), whether or not vested, immediately vested (with performance conditions for each open performance period as of the Closing Date deemed achieved at the applicable “target” level performance for such Tribune PSUs) and was cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Tribune Stock underlying such Tribune PSUs multiplied by the Merger Consideration, without any interest and subject to all applicable withholding.

Upon completion of the Merger, each outstanding award of Tribune deferred stock units outstanding as of immediately prior to the Closing Date (“Tribune DSUs”) was cancelled and converted into the right to receive a cash payment equal to the product of the total number of shares of Tribune Stock underlying such Tribune DSUs multiplied by the Merger Consideration, without interest and subject to all applicable withholding.

Upon completion of the Merger, each unexercised warrant to purchase shares of Tribune Stock outstanding as of immediately prior to the Closing Date (a “Tribune Warrant”) was assumed by Nexstar and converted into a warrant exercisable for the Merger Consideration which the shares of Tribune Stock underlying such Tribune Warrant would have been entitled to receive upon consummation of the Merger and otherwise upon the same terms and conditions of such Tribune Warrant immediately prior to the Closing Date.

The following table summarizes the components of the total consideration paid or payable upon closing of the Merger (in thousands):

Cash consideration and related taxes	$4,197,198
Warrants replacement awards	1,008
Repayment of Tribune debt, including premium and accrued interest	2,988,833
Gross purchase price	7,187,039
Less: Gross selling price of Tribune Divestitures, including preliminary working capital adjustments	(1,007,745)
Net purchase price	$6,179,294

Substantially concurrently with the Merger, Nexstar also completed the previously announced sale of the assets of 21 full power television stations in 16 markets to TEGNA, Inc., E.W. Scripps Company and Circle City Broadcasting I, Inc. The total consideration of these divestitures was approximately $1.36 billion (inclusive of preliminary working capital adjustments). These divestitures were previously agreed upon by Nexstar and Tribune to comply with the FCC’s local television ownership rule and the FCC’s national ownership cap and to facilitate Department of Justice (“DOJ”) approval of the Merger. Eight of the divested television stations were previously owned by Nexstar and were sold for an estimated $358.6 million in cash, including preliminary working capital adjustments (the “Nexstar Divestitures”). Nexstar recognized a $106.4 million gain on the Nexstar Divestitures. The other 13 television stations, which were previously owned or operated by Tribune were sold for an estimated $1.008 billion in cash, including preliminary working capital adjustments (the “Tribune Divestitures”). Nexstar recognized a $9.8 million loss on disposal on the Tribune Divestitures, representing selling costs incurred with their disposition which is recorded in the Gain on disposal of stations, net in the Condensed Consolidated Statements of Operations.

The cash consideration, the repayment of then-existing indebtedness of Tribune and the related fees and expenses were funded through a combination of proceeds from station divestitures, proceeds from the $1.120 billion 5.625% Notes due 2027 (See Note 9), new Term Loan A and Term Loan B borrowings (See Note 9) and cash on hand of Nexstar and Tribune.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired, liabilities assumed, and noncontrolling interests (net of the effects of the Tribune Divestitures) are as follows (in thousands):

Assets acquired
Cash and cash equivalents	$1,289,251
Restricted cash and cash equivalents	16,609
Accounts receivable, net	368,869
Prepaid expenses and other current assets	106,226
Property and equipment	520,290
Goodwill	1,057,551
FCC licenses	1,421,454
Network affiliation agreements	1,269,060
Other intangible assets	490,143
Equity investments	1,482,960
Assets held for sale	239,750
Other noncurrent assets	276,118
Total assets acquired	8,538,281

Liabilities assumed
Accounts payable	(41,233)
Accrued expenses and other current liabilities	(362,953)
Income taxes payable	(130,296)
Deferred tax liabilities	(1,066,531)
Other noncurrent liabilities	(751,773)
Total liabilities assumed	(2,352,786)
Noncontrolling interests	(6,201)
Net assets acquired and consolidated	$6,179,294

The provisional purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates (subject to final determination) are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

Restricted cash and cash equivalents primarily consist of funds held by Tribune to satisfy the remaining claim obligations pursuant to Tribune’s Chapter 11 reorganization (See Note 16).

Property and equipment are being depreciated over their estimated useful lives ranging from 3 years to 39 years.

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The intangible assets related to the primary and secondary network affiliation agreements are amortized over an estimated weighted average useful life of 14.9 years. Other definite-lived intangible assets are amortized over an estimated weighted average useful life of 7.5 years.

The equity investments primarily include Nexstar’s 31.3% ownership stake in TV Food Network with a provisional fair value of $1.469 billion. The remainder relates to various investments in private companies. See Note 6 for additional information.

The assets held for sale mainly consists of a real estate property located in Chicago.

The carryovers of the tax basis in goodwill ($634 million), FCC licenses ($60 million), network affiliation agreements ($102 million), other intangible assets ($288 million), equity investments ($379 million), and property and equipment, including assets held for sale ($246 million), are deductible for tax purposes.

Nexstar also assumed Tribune’s pension and other postretirement benefit obligations (mainly included in other noncurrent liabilities). See Note 8 for additional information.

The acquisition of a certain real estate property located in Chicago (included in property and equipment, net in the provisional allocation above) resulted in noncontrolling interest of $6.2 million, representing the ownership stake of a third party. The provisional fair value of the noncontrolling interest, is estimated by applying the market approach valuation technique.

In connection with the Merger, Nexstar assumed certain contingencies as described further in Notes 14 and 16.

Tribune’s net revenue of $55.1 million and operating loss of $7.9 million, inclusive of one-time charges of $17.4 million in connection with the Merger, from September 19, 2019 to September 30, 2019 have been included in the accompanying Condensed Consolidated Statements of Operations.

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $31.0 million, were expensed as incurred during the three months ended September 30, 2019 and $38.3 million during the nine months ended September 30, 2019. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. No costs were incurred during the three and nine months ended September 30, 2018.

KHII

KHII operated under a TBA with Nexstar that began on November 1, 2018. On December 17, 2018, Nexstar became the primary beneficiary of its variable interest in KHII and its satellite stations and consolidated the assets that Nexstar agreed to acquire as of this date, all of which were attributed to noncontrolling interest.

On January 28, 2019, Nexstar completed its acquisition of KHII and paid the remaining purchase price of $6.4 million, funded by cash on hand. Accordingly, this final payment and the previous deposit of $0.1 million were utilized by Nexstar to acquire in full the noncontrolling interest in KHII of $6.5 million. As of January 28, 2019, the TBA was terminated and KHII is no longer a VIE.

Unaudited Pro Forma Information

The following unaudited pro forma information (in thousands) has been presented for the periods indicated as if the Merger with Tribune had occurred on January 1, 2018. The unaudited pro forma information combined the historical results of Nexstar and Tribune, adjusted for business combination accounting effects including transaction costs attributable to the Merger, the net gain on disposal of television stations in connection with the Merger, the depreciation and amortization charges from acquired intangible assets, the interest on new debt and the related tax effects. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of fiscal year 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$961,395	$1,061,752	$2,923,988	$3,030,272
Income before income taxes	38,205	120,270	350,155	444,671
Net income	1,112	119,571	236,214	385,668
Net income attributable to Nexstar	443	120,280	230,828	321,165

Note 4:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2019			December 31, 2018
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,208,979	$(648,676)	$2,560,303	$1,977,825	$(575,860)	$1,401,965
Other definite-lived intangible assets (1)	1-20	551,189	(200,138)	351,051	246,137	(156,179)	89,958
Other intangible assets		$3,760,168	$(848,814)	$2,911,354	$2,223,962	$(732,039)	$1,491,923
(1)

Other intangible assets, net in the Condensed Consolidated Balance Sheet as of September 30, 2019 of $509.9 million represents the total other definite-lived intangible assets of $351.1 million in the table above and other indefinite-lived intangible asset of $158.8 million as shown in the table below.

The increases in network affiliation agreements and other definite-lived intangible assets are primarily attributable to the Merger and the related divestitures as discussed in Note 3 above.

Due to the actual and projected decreases in operating results on one of the Company’s digital reporting units, management reviewed the recoverability of other definite-lived intangible assets as of September 30, 2019. The long-term projected effect of the deterioration in customer relationships, mainly driven by marketplace changes on select demand-side platform customers, led to the decrease in this business unit’s current operating results and forecasts. Based on the analysis of estimated undiscounted future pre-tax cash flows expected to result from the use of the intangible assets and eventual disposition, management determined that the carrying value of the long-lived assets is not recoverable and recorded a non-cash pre-tax impairment charge of $20.8 million. No material long-lived assets in this asset group are recorded as of September 30, 2019.

Upon adoption of ASC 842 on January 1, 2019, the Company’s other intangible assets amounting to $24.2 million representing favorable leases, net were reclassified to ROU assets which are included in the “other noncurrent assets, net” in the Condensed Consolidated Balance Sheets (see Note 2).

The following table presents the Company’s estimate of amortization expense for the remainder of 2019, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2019 (in thousands):

Remainder of 2019	$72,462
2020	243,112
2021	240,180
2022	237,603
2023	235,325
2024	233,935
Thereafter	1,648,737
$2,911,354

The amounts recorded to goodwill, FCC licenses and other indefinite-lived intangible assets were as follows (in thousands):

	Goodwill			FCC Licenses			Other Indefinite-Lived Intangible Assets
		Accumulated			Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2018	$2,257,774	$(89,820)	$2,167,954	$1,825,678	$(47,410)	$1,778,268	$-	$-	$-
Acquisitions (See Note 3)	1,057,551	-	1,057,551	1,421,454	-	1,421,454	158,838	-	158,838
Nexstar Divestitures (See Note 3)	(98,834)	-	(98,834)	(92,763)	-	(92,763)	-	-	-
Impairment	-	(42,475)	(42,475)	-	-	-	-	-	-
Measurement period adjustments	(1,544)	-	(1,544)	-	-	-	-	-	-
Balances as of September 30, 2019	$3,214,947	$(132,295)	$3,082,652	$3,154,369	$(47,410)	$3,106,959	$158,838	$-	$158,838

During 2019, Nexstar recorded measurement period adjustments related to a station acquired in 2018 and recognized a $1.5 million reduction to goodwill, representing working capital adjustments.

Due to the actual and projected decreases in operating results on one of the Company’s digital reporting units, management performed an interim quantitative impairment assessment as of September 30, 2019. The long-term projected effect of the deterioration in customer relationships, mainly driven by marketplace changes on select demand-side platform customers led to the decrease in this business unit’s current operating results and forecasts. The estimated fair value of the reporting unit was determined using a combination of an income approach and a market comparable method. The income approach utilizes the estimated discounted cash flows expected to be generated by the reporting unit assets. The market comparable method employs comparable company information, and where available, recent transaction information for similar assets. As a result of the interim impairment review, the estimated fair value of the reporting unit did not exceed the carrying amount and the Company recorded a non-cash pre-tax impairment charge of $42.4 million. As of September 30, 2019, the digital reporting unit has no remaining balance of goodwill. The Company did not identify any other events that would trigger impairment assessment for the remaining reporting units.

5.Assets Held for Sale

As of September 30, 2019, the Company had certain real estate properties held for sale which are included in the Company’s unaudited Condensed Consolidated Financial Statements (in thousands):

	September 30, 2019	December 31, 2018
Real estate	$242,999	$4,417

The increase in assets held for sale is due to new assets acquired in connection with the Merger (See Note 3 above) and mainly consist of a real estate property located in Chicago.

6.Investments

Investments consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Equity method investments	$1,493,604	$13,666
Other equity investments	5,486	305
Total investments	$1,499,090	$13,971

Equity Method Investments

The Company’s equity method investments primarily included TV Food Network (in which Nexstar has an ownership stake of 31.3%) with a book value of $1.473 billion as of September 30, 2019.

TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems.

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2020. The Company would be entitled to its proportionate share of distributions to partners in the event of a liquidation, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805 “Business Combinations.” Additionally, the Company measures its estimated share of the basis difference attributable to investees’ goodwill and other intangible assets that are not amortizable, including brand name. In connection with the Merger, Nexstar estimated a total of $601.3 million for its share of the basis difference attributable to investees’ amortizable intangible assets. Nexstar also estimated a basis difference of $865.2 million attributable to investees’ goodwill and brand name.

The Company amortizes the basis differences attributable to tangible assets and intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2019, the remaining identifiable assets subject to amortization of basis difference, including those related to legacy and newly acquired investments, totaled $603.1 million and have a weighted average remaining useful life of approximately 8.1 years.

Income on equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income on equity investments, net, before amortization of basis difference	$7,255	$(784)	$6,302	$(1,506)
Amortization of basis difference	(4,038)	(103)	(4,241)	(307)
Income on equity investments, net	$3,217	$(887)	$2,061	$(1,813)

Summarized financial information for TV Food Network is as follows (in thousands):

September 19, 2019 to
September 30, 2019
Net revenue	$46,437
Costs and expenses	16,852
Income from operations	29,585
Net income	24,991
Net income attributable to Nexstar Media Group, Inc.	7,822

Other Equity Investments

Other equity investments are investments without readily determinable fair values. All of the Company’s other equity investments, including those acquired through the Merger, are ownership interests in private companies. These assets were recorded at cost, subject to periodic evaluation of the carrying values.

Note 7:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Compensation and related taxes	$98,108	$44,269
Broadcast rights payable	133,099	8,340
Network affiliation fees	73,282	21,916
Interest payable	44,092	32,047
Capital expenditures	24,868	18,273
Other	123,752	48,293
	$497,201	$173,138

The increases in accrued expenses are primarily attributable to liabilities assumed in connection with the Merger as discussed in Note 3 above.

Note 8:  Retirement and Postretirement Plans

The Company has an existing funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees. Additionally, there are existing non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. All of these existing retirement plans are frozen. The Company also has an existing retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992. Nexstar recognizes the underfunded status of these existing plan liabilities on its Condensed Consolidated Balance Sheets. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status are recognized through comprehensive income in the year in which the changes occur.

In connection with the Merger, Nexstar assumed Tribune’s pension and postretirement obligations, including a qualified and non-contributory defined benefit retirement plan which covers certain of Tribune’s employees and former employees. This retirement plan is frozen in terms of pay and service. Nexstar also assumed three small defined benefit pension plans for Tribune’s other employees and former employees. Two of these small defined pension plans are frozen, and the other small defined benefit pension plan is not frozen and represents 2% of the total projected benefit obligation for all defined benefit retirement plans of Tribune.  Tribune also provides postretirement health care and life insurance benefits to eligible employees (who retired prior to January 1, 2016) under a variety of plans.

As of the Closing Date, the projected benefit obligation of the retirement plans was approximately $2.091 billion and the plan assets at fair value were approximately $1.673 billion resulting in a net liability for retirement plans of $418.2 million (included in other noncurrent liabilities).

The following table provides the components of net periodic benefit cost (credit) for the Company’s pension and other postretirement benefit plans (“OPEB”), including the plans assumed through the Merger (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Pension Benefits	OPEB	Pension Benefits	OPEB
Service Cost	$32	$-	$32	$-
Interest Cost	5,716	205	13,466	605
Expected return on plan assets	(8,499)	-	(19,449)	-
Net periodic benefit (credit) cost	$(2,751)	$205	$(5,951)	$605

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Pension Benefits	OPEB	Pension Benefits	OPEB
Interest cost	$3,350	$150	$10,050	$450
Expected return on plan assets	(6,000)	-	(18,900)	-
Net periodic benefit (credit) cost	$(2,650)	$150	$(8,850)	$450

The Company has no required contributions to its qualified retirement plans in 2019. Total payments to fund the obligations under the existing plans and the plans assumed from Tribune are considered contributions and are expected to be less than $6.0 million for the remainder of 2019.

Note 9:  Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Term loans, net of financing costs and discount of $108,645 and $37,679, respectively	$5,861,112	$2,407,490
Revolving loans	5,628	5,628
6.125% Senior unsecured notes due 2022, net of financing costs of $1,210 and $1,556, respectively	273,790	273,444
5.875% Senior unsecured notes due 2022, plus premium of $4,906 and $6,233, respectively	404,906	406,233
5.625% Senior unsecured notes due 2024, net of financing costs of $10,425 and $11,792, respectively	889,575	888,208
5.625% Senior unsecured notes due 2027, net of financing costs of $19,174	1,100,826	-
	8,535,837	3,981,003
Less: current portion	(142,664)	(96,093)
	$8,393,173	$3,884,910

2019 Transactions

On July 3, 2019, Nexstar Escrow completed the sale and issuance of $1.120 billion 5.625% Notes due 2027 at par. The gross proceeds of the 5.625% Notes due 2027 were initially deposited in a segregated escrow account. The escrow account has been subsequently released on September 19, 2019 upon completion of the Merger.  Immediately following the consummation of the Merger, Nexstar Escrow was merged with and into Nexstar Broadcasting, with Nexstar Broadcasting surviving the merger. Following the Escrow Merger, Nexstar, Mission, Nexstar Broadcasting, certain restricted subsidiaries of Nexstar Broadcasting and the trustee entered into the Nexstar 2027 Notes Supplemental Indenture, whereby Nexstar Broadcasting assumed the obligations of Nexstar Escrow under the 5.625% Notes due 2027 Indenture  and the 5.625% Notes due 2027, and Nexstar, certain restricted subsidiaries of Nexstar Broadcasting and Mission provided guarantees of the 5.625% Notes due 2027 under the 5.625% Notes due 2027 Indenture.

The 5.625% Notes due 2027 will mature on July 15, 2027. Interest on the 5.625% Notes due 2027 is payable semiannually in arrears on January 15 and July 15 of each year. The 5.625% Notes due 2027 were issued pursuant to the 5.625% Notes due 2027 Indenture. The 5.625% Notes due 2027 are senior unsecured obligations of Nexstar Broadcasting and the guarantors, rank equal in right of payment with all the existing and future senior indebtedness of Nexstar Broadcasting and the guarantors and rank senior in right of payment to all of the future subordinated indebtedness of Nexstar Broadcasting and the guarantors but junior to the secured debt to the extent of the value of the assets securing such debt. The 5.625% Notes rank equal to the 5.875% senior unsecured notes due 2022 (the “5.875% Notes”), the 6.125% senior unsecured notes due 2022 (“6.125% Notes”) and the 5.625% senior unsecured notes due 2024 (the “5.625% Notes due 2024”).

Nexstar has the option to redeem all or a portion of the 5.625% Notes due 2027 at any time prior to July 15, 2022 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time on or after July 15, 2022, Nexstar may redeem the 5.625% Notes due 2027, in whole or in part, at the redemption prices set forth in the 5.625% Notes due 2027 Indenture. At any time prior to July 15, 2022, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price of 105.625%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from equity offerings.

Upon the occurrence of a change in control (as defined in the 5.625% Notes due 2027 Indenture), each holder of the 5.625% Notes due 2027 may require Nexstar to repurchase all or a portion of the notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 5.625% Notes due 2027 Indenture contains covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) create liens, (5) merge or consolidate with another person or transfer or sell assets, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries, (7) prepay, redeem or repurchase certain indebtedness and (8) engage in transactions with affiliates.

The 5.625% Notes due 2027 Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 5.625% Notes due 2027 may declare the principal of and accrued but unpaid interest, including additional interest, on all the 5.625% Notes due 2027 to be due and payable.

As of September 30, 2019, the Company recorded $19.7 million in legal, professional and underwriting fees related to the new 5.625% Notes due 2027. Debt financing costs are netted against the carrying amount of the related debt.

On September 19, 2019, Nexstar amended its senior secured credit facility. The main provisions of the amendment included the following:

•

$675.0 million in new Term Loan A borrowing, issued at 99.31%, maturing on September 19, 2024, with quarterly principal installment payments of $8.4 million through and including September 30, 2021, $11.8 million thereafter through and including September 30, 2022, $16.9 million thereafter through and including until July 1, 2024, with the remaining principal balance of $442.1 million payable on the maturity date.

•

$3.065 billion in new Term Loan B, issued at 99.21%, maturing on September 18, 2026, with quarterly principal installment payments of $7.7 million with the remaining balance of $2.86 billion payable on the maturity date.

•	the financial covenant was reset, requiring quarterly compliance with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00.

These Term Loans contain certain financial and non-financial covenants which the Company has satisfactorily complied with as of September 30, 2019.

On September 19, 2019, the Company recorded $45.6 million (Term Loan B) and $5.5 million (Term Loan A) in legal, professional and underwriting fees related to the new debt described above. Debt financing costs are netted against the carrying amount of the related debt.

The proceeds from the new Term Loans, together with proceeds from the previously issued $1.120 billion 5.625% senior unsecured notes due 2027 at par, the net proceeds from certain station divestitures (See Note 3) and cash on hand were used to finance the following:

•	$4.2 billion Cash Consideration of the Merger (See Note 3);
•	$2.99 billion repayment of Tribune debt, including premium and accrued interest (See Note 3); and
•	related transactions, fees and expenses

Nexstar prepaid a total of $180.0 million in principal balance under certain of its term loans, during the nine months ended September 30, 2019, funded by cash on hand. This resulted in loss on extinguishments of debt of $3.7 million for the nine months ended September 30, 2019, representing write-offs of unamortized debt financing costs and discounts. There were no prepayments of term loans during the three months ended September 30, 2019

During the nine months ended September 30, 2019, the Company also repaid scheduled maturities of $35.4 million of its term loans.

Unused Commitments and Borrowing Availability

The Company had $166.4 million of total unused revolving loan commitments under its senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of September 30, 2019. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2019, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities in the event of their default. Mission, a consolidated VIE, and Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, are both guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of the 6.125% Notes, the 5.625% Notes due 2024, and the 5.625% Notes due 2027 but does not guarantee Nexstar’s 5.875% Notes. Nexstar Digital does not guarantee any of the notes. Marshall and Shield are not guarantors of any debt within the group.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2019, the Company was in compliance with its financial covenants.

Note 10:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 95 years, some of which may include options to extend the leases from two to 99 years, and some of which may include options to terminate the leases within two years. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of September 30, 2019 were not material and are excluded.

(In thousands)	Balance Sheet Classification	September 30, 2019
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$237,563
Current lease liabilities	Other current liabilities	$34,224
Noncurrent lease liabilities	Other noncurrent liabilities	$188,123

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $2,438	Property, plant and equipment, net	$8,551
Current lease liabilities	Other current liabilities	$864
Noncurrent lease liabilities	Other noncurrent liabilities	$15,427

On September 19, 2019, the Company recognized $142 million of ROU assets, $19 million in current lease liabilities and $123 million in noncurrent lease liabilities in connection with the Merger. See Note 3 for additional information about the Merger.

Operating lease expenses for the three and nine months ended September 30, 2019 were $5.4 million and $16.2 million, respectively, inclusive of immaterial short-term and variable lease costs. During the three and nine months ended September 30, 2019, $3.1 million and $9.3 million, respectively, of operating lease costs are included in direct operating expenses, excluding depreciation and amortization, and $2.3 million and $7.0 million, respectively, of operating lease costs are included in selling, general and administrative expenses, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. The depreciation expense and interest expense associated with finance leases during the three and nine months ended September 30, 2019 were not material.

Other information related to leases as of September 30, 2019 was as follows (in thousands, except lease term and discount rate):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,754
Operating cash flows from finance leases	712
Financing cash flows from finance leases	610
Weighted Average Remaining Lease Term
Operating leases	7.6 years
Finance leases	11.8 years
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	5.7%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$9,443	$444
2020	44,112	1,795
2021	37,799	1,843
2022	34,904	1,803
2023	31,277	1,818
Thereafter	114,049	15,202
Total future minimum lease payments	271,584	22,905
Less: imputed interest	(51,351)	(6,611)
Total	$220,233	$16,294

The Company as a Lessor

The Company has various arrangements under which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As part of the adoption, the Company elected the practical expedient to combine lease and non-lease components in its lessor arrangements.

Note 11:  Fair Value Measurements

The Company measures and records in its condensed consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820 “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

•	Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.
•

Level 2 – Assets and liabilities whose values are based on inputs other than those included in Level 1, including quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.

•	Level 3 – Assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, and accrued expenses approximate fair value due to their short term to maturity. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$5,861,112	$5,973,312	$2,407,490	$2,389,439
Revolving loans(1)	5,628	5,436	5,628	5,528
6.125% Senior unsecured notes(2)	273,790	278,438	273,444	275,688
5.875% Senior unsecured notes(2)	404,906	409,000	406,233	397,000
5.625% Senior unsecured notes due 2024(2)	889,575	938,250	888,208	837,000
5.625% Senior unsecured notes due 2027(2)	1,100,826	1,170,400	-	-

(1) The fair value of senior secured credit facilities is computed based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market

(2) The fair value of the Company’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2, as quoted market prices are available for low volume trading of these securities

Other equity method investments in private companies (without readily determinable fair values) are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment, as further described in Note 6. During the nine months ended September 30, 2019, there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments resulting from an orderly transaction for the identical or a similar investment. The non-equity method investments are classified in Level 3 of the fair value hierarchy.

Note 12:  Common Stock

On April 26, 2018, Nexstar’s Board of Directors approved a $200 million increase in Nexstar’s share repurchase authorization to repurchase its Class A common stock. As of September 30, 2019, the remaining available amount under the share repurchase authorization was $201.9 million, inclusive of the 2018 authorization and the remaining balance from prior authorization. There were no share repurchases of Nexstar’s Class A common stock during the three and nine months ended September 30, 2019.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Note 13:  Stock-Based Compensation Plans

During the three months ended September 30, 2019, Nexstar granted 22,500 time-based restricted stock units to employees with an estimated fair value of $2.2 million. During the nine months ended September 30, 2019, Nexstar granted 363,000 time-based restricted stock units and 113,334 performance-based restricted stock units to employees and non-employee directors with an estimated fair value of $35.2 million and $9.6 million, respectively. The time-based restricted stock units vest over four years from the date of the award. The performance-based restricted stock units vest over a range of two to four years from the date of the award, subject to the achievement of pre-established Company performance metrics.

There were no significant equity incentive grants during the third quarter of 2018. During the nine months ended September 30, 2018, Nexstar granted 667,500 restricted stock units to employees and non-employee directors with an estimated fair value of $43.4 million. The restricted stock units vest over a range of three to four years from the date of the award.

On September 5, 2019, a majority of Nexstar’s stockholders approved the 2019 Long-Term Equity Incentive Plan. A maximum of 3,100,000 shares of Nexstar’s Class A common stock may be issued under this plan, of which no stock-based awards were granted as of September 30, 2019.

Note 14:  Income Taxes

Income tax expense was $39.5 million for the three months ended September 30, 2019, compared to $35.2 million for the same period in 2018. The effective tax rates were 115.1% and 26.1% for each of the respective periods. In 2019, the Company recognized the tax impact of the divested stations previously owned by Nexstar (See Note 3) including an income tax expense of $12.8 million attributable to nondeductible goodwill written off as a result of the sale, or a 37.3% increase to the effective tax rate. The Company also recognized an impairment loss on one of its reporting units’ goodwill and intangible assets (See Note 4). The impairment loss related to goodwill is not deductible for purposes of calculating the tax provision resulting in an income tax expense of $11.1 million, or a 32.3% increase to the effective tax rate. Additionally, certain current year transaction and severance costs that Nexstar incurred in connection with its Merger with Tribune were also determined to be nondeductible for tax purposes. This resulted in an income tax expense of $6.0 million, or a 17.6% increase in the effective tax rate.

Income tax expense was $82.6 million for the nine months ended September 30, 2019, compared to $86.0 million for the same period in 2018. The effective tax rates were 40.3% and 26.9% for each of the respective periods. In 2019, the Company recognized the tax impact of the divested stations previously owned by Nexstar (See Note 3) including an income tax expense of $12.8 million attributable to nondeductible goodwill written off as a result of the sale, or a 6.3% increase to the effective tax rate. The Company also recognized an impairment loss on one of its reporting units’ goodwill and intangible assets (See Note 4). The impairment loss related to goodwill is not deductible for purposes of calculating the tax provision resulting in an income tax expense of $11.1 million, or a 5.4% increase to the effective tax rate. Additionally, certain current year transaction and severance costs that Nexstar incurred in connection with its Merger with Tribune were also determined to be nondeductible for tax purposes. This resulted in an income tax expense of $6.0 million, or a 2.9% increase in the effective tax rate.

Chicago Cubs Transactions

On August 21, 2009, Tribune and Chicago Entertainment Ventures, LLC (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), among other parties, entered into an agreement (the “Cubs Formation Agreement”) governing the contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC. The transactions contemplated by the Cubs Formation Agreement and the related agreements thereto (the “Chicago Cubs Transactions”) closed on October 27, 2009. As a result of these transactions, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) owned 95% and Tribune owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain as the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations.

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presents the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through September 30, 2019 would be approximately $96 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. The trial in U.S. Tax Court began on October 28, 2019.

On January 22, 2019, Tribune sold its 5% membership interest in CEV LLC and paid the federal and state taxes due on the deferred gain and the gain on sale of its ownership of CEV LLC through its regular tax reporting process. The sale of Tribune’s ownership interest in CEV LLC has no impact on Tribune’s ongoing dispute with the IRS. On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar pursuant to the Merger Agreement (See Note 3). Nexstar continues to disagree with the IRS’s position that the Chicago Cubs Transactions generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $147 million of tax payments prior to its merger with Nexstar. Tribune no longer own any portion of CEV LLC. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions.

Note 15:  FCC Regulatory Matters

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operation, which must be completed by July 2021.

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations.  The Third Circuit’s opinion has not yet become effective and the FCC has stated its intention to seek further review of the decision.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis. Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount,” and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount, which became effective again on September 15, 2017. A federal court of appeals dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a comprehensive rulemaking to evaluate the UHF discount together with the national ownership limit. Comments and reply comments were filed in 2018, and the proceeding remains open. Nexstar is in compliance with the 39% national cap limitation.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Over the next several years, television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. Of the 11 total stations that accepted bids, one station went off the air in November 2017. The associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017. The station that went off the air did not have a significant impact on the Company’s financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. The remaining two stations will move to VHF channels and must vacate their current channels by March 2020 and May 2020, respectively.

The majority of the Company’s television stations did not accept bids to relinquish their television channels. Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and must cease operating on their former channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, multichannel video programming distributors (“MVPDs”) and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion, and the FCC has indicated that it expects those costs to rise. During the three and nine months ended September 30, 2019, the Company spent a total of $19.9 million and $56.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2018, the Company spent a total of $6.6 million and $13.5 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2019, the Company received $20.4 million and $54 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2018, the Company received $5.4 million and $12.5 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the impact of the incentive auction and subsequent repack on its business.

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

Further, online video distributors (“OVDs”) have begun streaming broadcast programming over the Internet. In September 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

Note 16:  Commitments and Contingencies

Guarantees of Mission, Marshall and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission, Marshall and Shield senior secured credit facilities. In the event that Mission, Marshall or Shield is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of September 30, 2019, Mission had a maximum commitment of $226.5 million under its senior secured credit facility, of which $223.5 million of debt was outstanding, Marshall had used all of its commitment and had outstanding debt obligations of $49.4 million and Shield had also used all of its commitment and had outstanding obligations of $21.8 million. Based on the terms of the credit agreements, Mission’s outstanding debt is due January 2024, Marshall’s outstanding debt is due December 2019 and Shield’s outstanding debt is due October 2023. Marshall’s debt is included in the current liabilities in the accompanying Condensed Consolidated Balance Sheets. The other debts guaranteed by Nexstar are long-term debt obligations of Mission and Shield and are included within the long-term debt balance disclosed within the Condensed Consolidated Balance Sheet.

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

Local TV Advertising Antitrust Litigation—On March 16, 2018, a group of companies including Nexstar and Tribune (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Without admitting any wrongdoing, some Defendants, including Tribune, entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The consent decree was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019. The consent decree, which settles claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar and Tribune agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, and to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

Starting in July 2018, a series of plaintiffs filed putative class action lawsuits against the Defendants alleging that the Defendants coordinated their pricing of television advertising, thereby harming a proposed class of all buyers of television advertising time from one or more of the Defendants since at least January 1, 2014. The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations. On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”). On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel.

The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants filed a Motion to Dismiss on September 5, 2019. Before the Court ruled on that motion, the Plaintiffs filed their Second Amended Consolidated Complaint on September 9, 2019.   This complaint added additional defendants and allegations. The Defendants filed a Motion to Dismiss and Strike on October 8, 2019.  Nexstar and Tribune deny the allegations against them and will defend their advertising practices.

In connection with the Merger, Nexstar assumed contingencies from certain legal proceedings, as follows:

Tribune Chapter 11 Reorganization and Confirmation Order Appeals—On December 8, 2008 (the “Petition Date”), Tribune and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On April 12, 2012, the Debtors, Oaktree Capital Management, L.P. (“Oaktree”), Angelo, Gordon & Co. L.P. (“AG”), the Official Committee of Unsecured Creditors (the “Creditors’ Committee”), and JPMorgan Chase Bank, N.A. (“JPMorgan” and, together with the Debtors, Oaktree, AG and the Creditors’ Committee, the “Plan Proponents”) filed the Fourth Amended Joint Plan of Reorganization for Tribune and its Subsidiaries with the Bankruptcy Court (as subsequently modified by the Plan Proponents, the “Plan”).

On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.

Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES; and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions) consummated by the Debtors, the Tribune employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals has been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, the Tribune’s financial condition may be adversely affected.

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of September 30, 2019, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $17 million and are estimated to be sufficient to satisfy such obligations.

As of September 30, 2019, all but 349 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and with Tribune becoming wholly-owned by the Tribune Company employee stock ownership plan (the “Leveraged ESOP Transactions”). Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Under the Plan, the indemnity claims of Tribune’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.

The Debtors are continuing to evaluate the remaining proofs of claim. The ultimate amounts to be paid in resolutions of the remaining proofs of claim, including indemnity claims, continue to be subject to uncertainty. If the aggregate allowed amount of the remaining claims exceeds the restricted cash and cash equivalents held for satisfying such claims, Tribune would be required to satisfy the allowed claims from its cash on hand from operations.

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s unaudited Condensed Consolidated Statements of Operations and primarily include professional advisory fees and other costs related to the resolution of unresolved claims, such amounts were not significant from September 19, 2019 to September 30, 2019.  The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2019 and potentially in future periods.

Termination of Tribune and Sinclair Merger Agreement—On August 9, 2018, Tribune provided notification to Sinclair Broadcast Group, Inc. (“Sinclair”) that it terminated, effective immediately, the Agreement and Plan of Merger, dated May 8, 2017, with Sinclair, which provided for the acquisition by Sinclair of all of the outstanding shares of Tribune’s common stock. Additionally, on August 9, 2018, Tribune filed a complaint in the Delaware Court of Chancery against Sinclair, alleging that Sinclair willfully and materially breached its obligations under the merger agreement. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the merger agreement. On August 29, 2018, Sinclair filed an answer to Tribune’s complaint and a counterclaim. On September 18, 2018, Tribune filed an answer to Sinclair’s counterclaim. The Company believes that Sinclair’s counterclaim is without merit and intends to defend it vigorously.

On September 10, 2018, The Arbitrage Event-Driven Fund filed a putative securities class action complaint (the “Securities Complaint”) against Tribune and members of its then senior management in the United States District Court for the Northern District of Illinois. The Securities Complaint alleges that Tribune and its then senior management violated Sections 10(b) and 20(a) of the Exchange Act by misrepresenting and omitting material facts concerning Sinclair’s conduct during the Sinclair and Tribune merger approval process (which has been terminated as discussed above). On December 18, 2018, the court appointed The Arbitrage Event-Driven Fund and related entities as Lead Plaintiffs. On January 31, 2019, Lead Plaintiffs and two other named plaintiffs filed an amended complaint (the “Amended Complaint”). The Amended Complaint eliminates the claim under Section 20(a) of the Exchange Act and adds a claim under Section 11 of the Securities Act related to a November 29, 2017 public offering of Tribune’s Class A Common Stock by Oaktree Tribune, L.P. (“Oaktree”). The Amended Complaint also names certain members of the then Board of Directors of Tribune as defendants. The Amended Complaint also includes claims against Oaktree, Oaktree Capital Management, L.P. and Morgan Stanley & Co. LLC. The lawsuit is purportedly brought on behalf of purchasers of Tribune Class A Common Stock between November 29, 2017 and July 16, 2018, contemporaneously with Oaktree’s sales in the November 29, 2017 public offering or pursuant or traceable to that offering. Plaintiffs seek damages in an amount to be determined at trial. On March 29, 2019, Tribune and the individual Tribune defendants filed a motion to dismiss the Amended Complaint, and that motion is now fully briefed before the Court. We believe this lawsuit is without merit and intend to defend it vigorously.

Note 17:  Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes (i) television stations and related community-focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) digital multicast network services, (iii) WGN America, a national general entertainment cable network, (iv) a sports betting information website, and (v) WGN-AM, a Chicago radio station. The other activities of the Company include (i) corporate functions, (ii) the management of certain real estate assets recently acquired through the Merger, including revenues from leasing certain owned office and production facilities, (iii) digital businesses and (iv) eliminations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended September 30, 2019	Broadcast	Other	Consolidated
Net revenue	$637,148	$26,427	$663,575
Depreciation	26,538	2,825	29,363
Amortization of intangible assets	37,215	5,228	42,443
Income (loss) from operations	189,408	(67,793)	121,615

Three Months Ended September 30, 2018	Broadcast	Other	Consolidated
Net revenue	$650,303	$42,712	$693,015
Depreciation	21,587	6,086	27,673
Amortization of intangible assets	31,447	5,710	37,157
Income (loss) from operations	227,602	(34,709)	192,893

Nine Months Ended September 30, 2019	Broadcast	Other	Consolidated
Net revenue	$1,858,226	$81,008	$1,939,234
Depreciation	75,587	9,303	84,890
Amortization of intangible assets	98,830	16,708	115,538
Income (loss) from operations	550,001	(151,368)	398,633

Nine Months Ended September 30, 2018	Broadcast	Other	Consolidated
Net revenue	$1,850,176	$118,498	$1,968,674
Depreciation	63,948	14,629	78,577
Amortization of intangible assets	95,376	15,264	110,640
Income (loss) from operations	587,712	(102,709)	485,003

As of September 30, 2019	Broadcast	Other	Consolidated
Goodwill	$3,082,652	$-	$3,082,652
Assets	12,931,202	1,172,173	14,103,375

As of December 31, 2018	Broadcast	Other	Consolidated
Goodwill	$2,125,479	$42,475	$2,167,954
Assets	6,622,604	439,426	7,062,030

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended September 30, 2019	Broadcast	Other	Consolidated
Local	$208,338	$-	$208,338
National	81,875	-	81,875
Political	10,899	-	10,899
Retransmission compensation	294,808	-	294,808
Digital	32,385	25,752	58,137
Other	4,995	675	5,670
Trade revenue	3,848	-	3,848
Total revenue	$637,148	$26,427	$663,575

Three Months Ended September 30, 2018	Broadcast	Other	Consolidated
Local	$189,423	$-	$189,423
National	71,623	-	71,623
Political	70,147	-	70,147
Retransmission compensation	284,319	-	284,319
Digital	26,615	42,697	69,312
Other	4,013	15	4,028
Trade revenue	4,163	-	4,163
Total revenue	$650,303	$42,712	$693,015

Nine Months Ended September 30, 2019	Broadcast	Other	Consolidated
Local	$595,783	$-	$595,783
National	213,885	-	213,885
Political	15,363	-	15,363
Retransmission compensation	923,050	-	923,050
Digital	86,906	80,303	167,209
Other	12,454	705	13,159
Trade revenue	10,785	-	10,785
Total revenue	$1,858,226	$81,008	$1,939,234

Nine Months Ended September 30, 2018	Broadcast	Other	Consolidated
Local	$581,251	$-	$581,251
National	210,301	-	210,301
Political	111,049	-	111,049
Retransmission compensation	836,533	-	836,533
Digital	77,661	118,454	196,115
Other	22,358	44	22,402
Trade revenue	11,023	-	11,023
Total revenue	$1,850,176	$118,498	$1,968,674

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

Note 18:  Condensed Consolidating Financial Information

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting, a wholly-owned subsidiary of Nexstar and issuer of the 5.625% Notes due 2027, the 5.625% Notes due 2024, the 6.125% Notes and the 5.875% Notes. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (See Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Digital, a wholly-owned subsidiary of Nexstar, and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

The outstanding 5.625% Notes due 2027, 5.625% Notes due 2024 and the 6.125% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar, Mission and certain of Nexstar Broadcasting’s restricted subsidiaries, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

The 5.875% Notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar and certain of Nexstar Broadcasting’s restricted subsidiaries, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

The indentures governing the 5.625% Notes due 2027, the 5.625% Notes due 2024 and the 6.125% Notes are not registered but require consolidating information that presents the guarantor information.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$290,336	$3,254	$23,830	$-	$317,420
Restricted cash and cash equivalents	-	16,609	-	-	-	16,609
Accounts receivable	12	800,110	14,728	45,944	-	860,794
Amounts due from consolidated entities	-	117,424	69,606	-	(187,030)	-
Spectrum asset	-	119,047	-	-	-	119,047
Other current assets	-	118,094	622	3,031	-	121,747
Total current assets	12	1,461,620	88,210	72,805	(187,030)	1,435,617
Investments in subsidiaries	1,255,566	108,885	-	-	(1,364,451)	-
Amounts due from consolidated entities	737,537	-	-	-	(737,537)	-
Property and equipment, net	-	1,215,120	22,549	19,492	(75)	1,257,086
Goodwill	-	2,927,865	33,187	121,600	-	3,082,652
FCC licenses	-	2,955,151	43,102	108,706	-	3,106,959
Network affiliation agreements, net	-	2,478,495	11,687	70,121	-	2,560,303
Other intangible assets, net	-	505,896	523	3,470	-	509,889
Investments	-	1,499,090	-	-	-	1,499,090
Assets held for sale	-	242,999	-	-	-	242,999
Other noncurrent assets	199	379,761	12,659	16,161	-	408,780
Total assets	$1,993,314	$13,774,882	$211,917	$412,355	$(2,289,093)	$14,103,375
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$89,778	$2,285	$50,601	$-	$142,664
Accounts payable	-	98,518	26	10,584	-	109,128
Amounts due to consolidated entities	-	-	-	187,030	(187,030)	-
Liability to surrender spectrum asset	-	129,964	-	-	-	129,964
Other current liabilities	589	675,122	7,791	29,039	-	712,541
Total current liabilities	589	993,382	10,102	277,254	(187,030)	1,094,297
Debt	-	8,151,347	221,169	20,657	-	8,393,173
Amounts due to consolidated entities	-	536,541	-	201,206	(737,747)	-
Deferred tax liabilities	-	1,685,628	-	2,962	-	1,688,590
Other noncurrent liabilities	-	949,105	10,334	17,843	-	977,282
Total liabilities	589	12,316,003	241,605	519,922	(924,777)	12,153,342
Total Nexstar Media Group, Inc. stockholders’ equity (deficit)	1,992,725	1,452,678	(29,688)	(122,674)	(1,364,316)	1,928,725
Noncontrolling interests in consolidated variable interest entities	-	6,201	-	15,107	-	21,308
Total liabilities and stockholders’ equity (deficit)	$1,993,314	$13,774,882	$211,917	$412,355	$(2,289,093)	$14,103,375

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$105,665	$10,798	$28,652	$-	$145,115
Accounts receivable	-	466,270	12,857	68,158	-	547,285
Amounts due from consolidated entities	-	88,987	77,521	-	(166,508)	-
Spectrum asset	-	52,002	-	-	-	52,002
Other current assets	-	17,420	1,655	3,598	-	22,673
Total current assets	-	730,344	102,831	100,408	(166,508)	767,075
Investments in subsidiaries	1,119,605	108,884	-	-	(1,228,489)	-
Amounts due from consolidated entities	782,365	-	-	-	(782,365)	-
Property and equipment, net	-	696,910	19,867	14,833	(72)	731,538
Goodwill	-	1,970,692	33,187	164,075	-	2,167,954
FCC licenses	-	1,620,610	43,102	114,556	-	1,778,268
Network affiliation agreements, net	-	1,313,894	13,095	74,976	-	1,401,965
Other intangible assets, net	-	51,265	617	38,076	-	89,958
Assets held for sale	-	4,417	-	-	-	4,417
Investments	-	13,971	-	-	-	13,971
Other noncurrent assets	-	98,272	4,421	4,191	-	106,884
Total assets	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$41,477	$2,285	$52,331	$-	$96,093
Accounts payable	-	47,574	2,357	17,897	-	67,828
Liability to surrender spectrum asset	-	52,002	-	-	-	52,002
Amounts due to consolidated entities	-	-	-	166,508	(166,508)	-
Other current liabilities	299	155,023	4,441	28,486	-	188,249
Total current liabilities	299	296,076	9,083	265,222	(166,508)	404,172
Debt	-	3,641,193	222,354	21,363	-	3,884,910
Amounts due to consolidated entities		559,057	-	223,519	(782,576)	-
Deferred tax liabilities	62	624,869	-	8,949	-	633,880
Other noncurrent liabilities	-	255,228	6,820	8,036	-	270,084
Total liabilities	361	5,376,423	238,257	527,089	(949,084)	5,193,046
Total Nexstar Media Group, Inc. stockholders’ equity (deficit)	1,901,609	1,232,836	(21,137)	(32,184)	(1,228,350)	1,852,774
Noncontrolling interests in consolidated variable interest entities	-	-	-	16,210	-	16,210
Total liabilities and stockholders’ equity (deficit)	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$606,964	$18,802	$37,809	$-	$663,575
Revenue between consolidated entities	8,848	24,558	8,231	20,619	(62,256)	-
Net revenue	8,848	631,522	27,033	58,428	(62,256)	663,575
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	263,863	12,312	46,152	-	322,327
Selling, general, and administrative expenses, excluding depreciation and amortization	10,095	182,302	1,195	9,649	(20,158)	183,083
Local service agreement fees between consolidated entities	-	17,539	16,032	8,525	(42,096)	-
Amortization of broadcast rights	-	17,487	367	598	-	18,452
Amortization of intangible assets	-	35,061	491	6,891	-	42,443
Depreciation	-	27,756	645	962	-	29,363
Reimbursement from the FCC related to station repack	-	(15,809)	(2,677)	(1,931)	-	(20,417)
Goodwill and intangible assets impairment	-	(2)	-	63,319	-	63,317
Gain on disposal of stations, net	-	(96,608)	-	-	-	(96,608)
Total operating expenses	10,095	431,589	28,365	134,165	(62,254)	541,960
(Loss) income from operations	(1,247)	199,933	(1,332)	(75,737)	(2)	121,615
Income (loss) from equity investment, net	-	3,229	-	(12)	-	3,217
Interest expense, net	-	(89,634)	(2,794)	(771)	-	(93,199)
Pension and other postretirement plans credit, net	-	2,578	-	-	-	2,578
Other income (expenses)	(1)	119	-	-	-	118
Equity in income of consolidated subsidiaries	928	-	-	-	(928)	-
Income (loss) before income taxes	(320)	116,225	(4,126)	(76,520)	(930)	34,329
Income tax benefit (expense)	(463)	(47,733)	1,026	7,663	-	(39,507)
Net income (loss)	(783)	68,492	(3,100)	(68,857)	(930)	(5,178)
Net income attributable to noncontrolling interests	-	-	-	(669)	-	(669)
Net income (loss) attributable to Nexstar	$(783)	$68,492	$(3,100)	$(69,526)	$(930)	$(5,847)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$620,385	$17,838	$54,792	$-	$693,015
Revenue between consolidated entities	7,948	23,657	10,018	18,452	(60,075)	-
Net revenue	7,948	644,042	27,856	73,244	(60,075)	693,015
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	224,798	10,426	51,320	(1,181)	285,363
Selling, general, and administrative expenses, excluding depreciation and amortization	10,080	133,794	1,108	11,255	(15,940)	140,297
Local service agreement fees between consolidated entities	-	19,297	14,575	9,082	(42,954)	-
Amortization of broadcast rights	-	13,949	383	689	-	15,021
Amortization of intangible assets	-	29,261	522	7,374	-	37,157
Depreciation	-	25,545	508	1,620	-	27,673
Reimbursement from the FCC related to station repack	-	(4,809)	(580)	-	-	(5,389)
Total operating expenses	10,080	441,835	26,942	81,340	(60,075)	500,122
(Loss) income from operations	(2,132)	202,207	914	(8,096)	-	192,893
Loss from equity investment, net	-	(887)	-	-	-	(887)
Interest expense, net	-	(52,551)	(2,864)	(822)	-	(56,237)
Loss on extinguishment of debt	-	(3,159)	-	-	-	(3,159)
Pension and other postretirement plans credit, net	-	2,458	-	-	-	2,458
Other income (expenses)	-	5	-	(2)	-	3
Equity in income of consolidated subsidiaries	106,440	-	-	-	(106,440)	-
Income (loss) before income taxes	104,308	148,073	(1,950)	(8,920)	(106,440)	135,071
Income tax (expense) benefit	(410)	(36,796)	268	1,695	-	(35,243)
Net income (loss)	103,898	111,277	(1,682)	(7,225)	(106,440)	99,828
Net loss attributable to noncontrolling interests	-	-	-	686	-	686
Net income (loss) attributable to Nexstar	$103,898	$111,277	$(1,682)	$(6,539)	$(106,440)	$100,514

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$1,765,722	$57,119	$116,393	$-	$1,939,234
Revenue between consolidated entities	25,830	69,216	24,255	57,615	(176,916)	-
Net revenue	25,830	1,834,938	81,374	174,008	(176,916)	1,939,234
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	745,032	36,343	133,693	(3,834)	911,234
Selling, general, and administrative expenses, excluding depreciation and amortization	29,588	460,303	3,184	29,550	(53,124)	469,501
Local service agreement fees between consolidated entities	-	50,741	45,182	24,033	(119,956)	-
Amortization of broadcast rights	-	43,774	1,119	1,856	-	46,749
Amortization of intangible assets	-	92,339	1,501	21,698	-	115,538
Depreciation	-	79,661	1,873	3,356	-	84,890
Reimbursement from the FCC related to station repack	-	(40,040)	(4,977)	(9,003)	-	(54,020)
Goodwill and intangible assets impairment	-	(2)	-	63,319	-	63,317
Gain on disposal of stations, net	-	(96,608)	-	-	-	(96,608)
Total operating expenses	29,588	1,335,200	84,225	268,502	(176,914)	1,540,601
(Loss) income from operations	(3,758)	499,738	(2,851)	(94,494)	(2)	398,633
Income (loss) from equity investment, net	-	2,101	-	(40)	-	2,061
Interest expense, net	-	(186,482)	(8,578)	(2,459)	-	(197,519)
Loss on extinguishment of debt	-	(3,724)	-	-	-	(3,724)
Pension and other postretirement plans credit, net	-	5,378	-	-	-	5,378
Other income (expenses)	(1)	210	-	-	-	209
Equity in income of consolidated subsidiaries	135,960	-	-	-	(135,960)	-
Income (loss) before income taxes	132,201	317,221	(11,429)	(96,993)	(135,962)	205,038
Income tax benefit (expense)	10	(97,381)	2,877	11,900	-	(82,594)
Net income (loss)	132,211	219,840	(8,552)	(85,093)	(135,962)	122,444
Net income attributable to noncontrolling interests	-	-	-	(5,397)	-	(5,397)
Net income (loss) attributable to Nexstar	$132,211	$219,840	$(8,552)	$(90,490)	$(135,962)	$117,047

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$1,764,122	$51,601	$152,951	$-	$1,968,674
Revenue between consolidated entities	21,153	66,360	27,504	53,596	(168,613)	-
Net revenue	21,153	1,830,482	79,105	206,547	(168,613)	1,968,674
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	664,717	30,586	147,307	(3,845)	838,765
Selling, general, and administrative expenses, excluding depreciation and amortization	25,261	403,066	3,436	33,506	(44,164)	421,105
Local service agreement fees between consolidated entities	-	54,244	41,075	25,285	(120,604)	-
Amortization of broadcast rights	-	43,741	1,204	2,089	-	47,034
Amortization of intangible assets	-	88,780	1,606	20,254	-	110,640
Depreciation	-	71,891	1,529	5,157	-	78,577
Reimbursement from the FCC related to station repack	-	(11,683)	(767)	-	-	(12,450)
Total operating expenses	25,261	1,314,756	78,669	233,598	(168,613)	1,483,671
(Loss) income from operations	(4,108)	515,726	436	(27,051)	-	485,003
Loss from equity investment, net	-	(1,813)	-	-	-	(1,813)
Interest expense, net	-	(156,124)	(8,214)	(2,769)	-	(167,107)
Loss on extinguishment of debt	-	(4,645)	-	-	-	(4,645)
Pension and other postretirement plans credit, net	-	8,358	-	-	-	8,358
Other expenses	-	(10)	-	-	-	(10)
Equity in income of consolidated subsidiaries	252,643	-	-	-	(252,643)	-
Income (loss) before income taxes	248,535	361,492	(7,778)	(29,820)	(252,643)	319,786
Income tax (expense) benefit	(833)	(91,701)	1,674	4,849	-	(86,011)
Net income (loss)	247,702	269,791	(6,104)	(24,971)	(252,643)	233,775
Net loss attributable to noncontrolling interests	-	-	-	2,593	-	2,593
Net income (loss) attributable to Nexstar	$247,702	$269,791	$(6,104)	$(22,378)	$(252,643)	$236,368

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$322,622	$(6,421)	$(219)	$-	$315,982

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	-	(5,881,179)	-	-	-	(5,881,179)
Proceeds from sale of stations	-	1,352,958	-	-	-	1,352,958
Purchases of property and equipment	-	(94,870)	(4,386)	(10,969)	-	(110,225)
Spectrum repack reimbursements from the FCC	-	40,040	4,977	9,003	-	54,020
Proceeds from disposals of property and equipment	-	2,012	-	14	-	2,026
Distribution from an equity investment	-	1,557	-	-	-	1,557
Other investing activities	-	(1,310)	-	-	-	(1,310)
Net cash provided by (used in) investing activities	-	(4,580,792)	591	(1,952)	-	(4,582,153)

Cash flows from financing activities:
Proceeds from long-term debt	-	4,831,050	-	-	-	4,831,050
Payments for debt financing costs	-	(70,717)	-	-		(70,717)
Repayments of long-term debt	-	(211,108)	(1,714)	(2,591)	-	(215,413)
Common stock dividends paid	(62,062)	-	-	-	-	(62,062)
Inter-company payments	70,126	(70,126)	-	-	-	-
Purchase of noncontrolling interest from a consolidated variable interest entity	-	(6,393)	-	-	-	(6,393)
Cash paid for shares withheld for taxes	(9,813)	-	-	-	-	(9,813)
Payments for capital lease and capitalized software obligations	-	(6,359)	-	(60)	-	(6,419)
Proceeds from exercise of stock options	1,749	-	-	-	-	1,749
Other financing activities	-	(6,897)	-	-	-	(6,897)
Net cash provided by (used in) financing activities	-	4,459,450	(1,714)	(2,651)	-	4,455,085
Net increase (decrease) in cash, cash equivalents and restricted cash	-	201,280	(7,544)	(4,822)	-	188,914
Cash, cash equivalents and restricted cash at beginning of period	-	105,665	10,798	28,652	-	145,115
Cash, cash equivalents and restricted cash at end of period	$-	$306,945	$3,254	$23,830	$-	$334,029

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$482,985	$(2,063)	$6,292	$-	$487,214

Cash flows from investing activities:
Purchases of property and equipment	-	(56,944)	(1,356)	(5,286)	-	(63,586)
Deposits and payments for acquisitions	-	(103,246)	-	-	-	(103,246)
Spectrum repack reimbursements from the FCC	-	11,683	767	-	-	12,450
Proceeds from disposals of property and equipment	-	4,277	-	5	-	4,282
Other investing activities	-	812	-	-	-	812
Net cash used in investing activities	-	(143,418)	(589)	(5,281)	-	(149,288)

Cash flows from financing activities:
Proceeds from long-term debt	-	44,000	-	57,387	-	101,387
Repayments of long-term debt	-	(266,182)	(1,735)	(59,572)	-	(327,489)
Common stock dividends paid	(51,524)	-	-	-	-	(51,524)
Purchase of treasury stock	(50,524)	-	-	-	-	(50,524)
Inter-company payments	101,716	(101,716)	-	-	-	-
Proceeds from exercise of stock options	5,184	-	-	-	-	5,184
Cash paid for shares withheld for taxes	(4,852)	-	-	-	-	(4,852)
Payments for capital lease obligations	-	(7,426)	-	-	-	(7,426)
Other financing activities	-	(137)	-	226	-	89
Net cash used in financing activities	-	(331,461)	(1,735)	(1,959)	-	(335,155)
Net increase (decrease) in cash, cash equivalents and restricted cash	-	8,106	(4,387)	(948)	-	2,771
Cash, cash equivalents and restricted cash at beginning of period	-	90,860	9,524	15,268	-	115,652
Cash, cash equivalents and restricted cash at end of period	$-	$98,966	$5,137	$14,320	$-	$118,423

Note 19:  Subsequent Events

Dividends

On October 25, 2019, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.45 per share of its Class A common stock. The dividend is payable on November 22, 2019 to stockholders of record on November 8, 2019.

Acquisitions and Divestitures

On November 5, 2019, Nexstar entered into purchase and sale agreements with Fox Television Stations, LLC, a Delaware limited liability company and subsidiary of Fox Corporation (“Fox”), whereby Nexstar will purchase the Charlotte Fox Affiliate WJZY and MyNetworkTV Affiliate WMYT from Fox for approximately $45 million in cash, and will sell to Fox the Seattle Fox Affiliate KCPQ and MyNetworkTV Affiliate KZJO and the Milwaukee Fox Affiliate WITI for approximately $350 million in cash, subject to customary adjustments. The transaction is subject to FCC approval and other customary approvals and is expected to close in the first half of calendar year 2020.

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

Executive Summary

2019 Highlights

•

During the third quarter of 2019, net revenue decreased by $29.4 million, or 4.2% compared to the same period in 2018. This was primarily due to a decrease in television advertising revenue from our legacy stations of $60.5 million primarily due to 2019 not being an election year, a $5.0 million decrease in the retransmission compensation of our legacy stations which includes the combined effect of the expiration of distribution agreements with AT&T/DirecTV on July 2, 2019 (and later renewed on August 29, 2019 at higher rates), contributions from other distribution contracts’ scheduled annual rate increases per subscriber and contributions from OVDs, a $13.4 million decrease in digital revenue of our legacy stations and entities primarily due to the combined effect of a decline in revenue from our social media advertising platform, marketplace changes which decreased select demand-side platform customer buying and organic growth in our local customer buying trends (increase in local revenue from our stations’ web and mobile sites and from other internet-based revenue). These decreases were partially offset by incremental revenue from acquisitions of $57.2 million, less decreases in revenue resulting from station divestitures of $8.2 million.

•

For each of the first three quarters of 2019, our Board of Directors declared and paid cash dividends of $0.45 per share of our outstanding Class A common stock, or total dividend payments of $62.1 million.

Acquisition and Dispositions

On September 19, 2019, we completed our previously announced Merger with Tribune. The Merger created the nation’s largest pure-play local broadcast television and digital company, with national coverage and reach to approximately 39% of U.S. television households (applying the FCC’s UHF discount). We believe the completion of the Merger is a significant step in our pursuit of strategic growth through accretive acquisition opportunities. As a result of the Merger, we acquired Tribune’s 31 full power television stations, net of divestitures, and one AM radio station in 23 markets. We also acquired WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets.  Total considerations at closing included $4.2 billion in cash payments to stockholders of Tribune, $2.99 billion repayment of certain then-existing debt of Tribune, including premium and accrued interest, and $1.0 million in replacement awards of warrants. Substantially concurrently with the closing of the Merger, we sold the assets of 21 full power television stations in 16 markets to TEGNA, Inc., E.W. Scripps Company and Circle City Broadcasting I, Inc. The total consideration of these divestitures was approximately $1.36 billion (inclusive of preliminary working capital adjustments). These divestitures were previously agreed upon by Nexstar and Tribune to comply with the FCC’s local television ownership rule and the FCC’s national ownership cap and to facilitate DOJ approval of the Merger. Eight of the divested stations were previously owned by us and the remaining 13 were previously owned or operated by Tribune. We sold the stations previously owned or operated by Tribune for $1.008 billion in cash, including preliminary working capital adjustments. We sold the stations that we previously owned for $358.6 million in cash, including preliminary working capital adjustments. These divestitures resulted in a net gain on disposal of $96.6 million.

The cash consideration, the repayment of Tribune debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand of Nexstar and Tribune, proceeds from the divestitures, and new borrowings (see “Debt Transactions” below). See Note 3 – Acquisitions and Dispositions and Note 9 – Debt to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information about the Merger and recently issued debt.

On November 5, 2019, we entered into purchase and sale agreements with Fox whereby Nexstar will purchase the Charlotte Fox Affiliate WJZY and MyNetworkTV Affiliate WMYT from Fox for approximately $45 million in cash, and will sell to Fox the Seattle Fox Affiliate KCPQ and MyNetworkTV Affiliate KZJO and the Milwaukee Fox Affiliate WITI for approximately $350 million in cash, subject to customary adjustments. The transaction is subject to FCC approval and other customary approvals and is expected to close in the first half of calendar year 2020.

Debt Transactions

•

Simultaneously with the closing of the Merger on September 19, 2019, the Company issued new term loans under new senior secured credit facilities, including (i) $675.0 million in new senior secured Term Loan A, issued at 99.31%, due 2024, (ii) $3.065 billion in new senior secured Term Loan B, issued at 99.21%, due 2026. The proceeds from these new term loans, together with Nexstar’s proceeds from the $1.120 billion 5.625% Notes due 2027, issued on July 3, 2019 at par, the net proceeds from certain station divestitures and cash on hand, were used to fund the Merger described above and the repayment of all then-existing Tribune debt, including premium and accrued interest, and to pay for related fees and expenses.

•	During the nine months ended September 30, 2019, we prepaid a total of $180.0 million in principal balance under certain of our term loans, funded by cash on hand.

•	During the nine months ended September 30, 2019, the Company repaid scheduled maturities of $35.4 million under its term loans.

Overview of Operations

As of September 30, 2019, we owned, operated, programmed or provided sales and other services to 197 full power television stations, including those owned by VIEs, and one AM radio station in 115 markets in the states of Alabama, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, MY and other broadcast television networks. We also own WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties (VIEs). See Note 2 - Variable Interest Entities to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We guarantee full payment of all obligations incurred under Mission’s, Marshall’s and Shield’s senior secured credit facilities in the event of their default. Mission is a guarantor of our senior secured credit facility, the 6.125% Notes, the 5.625% Notes due 2024, and the 5.625% Notes due 2027 but does not guarantee the 5.875% Notes. Marshall and Shield do not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the FCC’s November 2017 order on reconsideration, although the court’s opinion has not become effective and the FCC has stated its intention to seek further review of the decision. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that now share a channel with another station, two that will move to a VHF channel and one that went off the air in November 2017. The station that went off the air is not expected to have a significant impact on our future financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. The two stations moving to VHF channels must vacate their current channels by March 2020 and May 2020, respectively.

Sixty one (61) full power stations owned by Nexstar and 17 full power stations owned by VIEs have been assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three and nine months ended September 30, 2019, the Company spent a total of $19.9 million and $56.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2018, the Company spent a total of $6.6 million and $13.5 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2019, the Company received $20.4 million and $54.0 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2018, the Company received $5.4 million and $12.5 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2019, approximately $106.3 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in thousands) and each type of revenue as a percentage of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Local	$208,338	31.4	$189,423	27.3	$595,783	30.7	$581,251	29.5
National	81,875	12.3	71,623	10.3	213,885	11.0	210,301	10.7
Political	10,899	1.6	70,147	10.1	15,363	0.8	111,049	5.6
Retransmission compensation	294,808	44.4	284,319	41.0	923,050	47.6	836,533	42.5
Digital	58,137	8.8	69,312	10.0	167,209	8.6	196,115	10.0
Other	5,670	0.9	4,028	0.7	13,159	0.7	22,402	1.1
Trade revenue	3,848	0.6	4,163	0.6	10,785	0.6	11,023	0.6
Total net revenue	$663,575	100.0	$693,015	100.0	$1,939,234	100.0	$1,968,674	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (dollars in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$663,575	100.0	$693,015	100.0	$1,939,234	100.0	$1,968,674	100.0
Operating expenses (income):
Corporate expenses	63,252	9.5	27,734	4.0	125,838	6.5	81,461	4.1
Direct operating expenses, net of trade	318,043	47.9	281,318	40.6	899,637	46.4	826,997	42.0
Selling, general and administrative expenses, excluding corporate	119,831	18.1	112,563	16.2	343,663	17.7	339,644	17.3
Depreciation	29,363	4.4	27,673	4.0	84,890	4.4	78,577	4.0
Amortization of intangible assets	42,443	6.4	37,157	5.4	115,538	6.0	110,640	5.6
Amortization of broadcast rights	18,452	3.0	15,021	2.2	46,749	2.3	47,034	2.4
Trade expense	4,284	0.6	4,045	0.6	11,597	0.6	11,768	0.6
Reimbursement from the FCC related to station repack	(20,417)	(3.1)	(5,389)	(0.8)	(54,020)	(2.8)	(12,450)	(0.6)
Goodwill and intangible assets impairment	63,317	9.5	-	-	63,317	3.3	-	-
Gain on disposal of stations, net	(96,608)	(14.6)	-	-	(96,608)	(5.0)	-	-
Total operating expenses	541,960		500,122		1,540,601		1,483,671
Income from operations	$121,615		$192,893		$398,633		$485,003

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $208.3 million for the three months ended September 30, 2019, compared to $189.4 million for the same period in 2018, an increase of $18.9 million, or 10.0%. National advertising revenue was $81.9 million for the three months ended September 30, 2019, compared to $71.6 million for the same period in 2018, an increase of $10.3 million, or 14.3%. These increases were primarily attributable to incremental revenue from our acquisitions, mainly Tribune, of $33.7 million, partially offset by a decrease in revenue resulting from station divestitures of $2.7 million, and a decrease in our legacy stations’ local and national advertising revenue of $1.9 million. Our largest advertiser category, automobile, represented approximately 23% and 24% of our local and national advertising revenue for the three months ended September 30, 2019 and 2018, respectively. Overall, including the past results of acquired stations, automobile revenues decreased by 2% during the quarter. The other categories representing our top five were attorneys, which increased in 2019, and furniture, fast food/restaurants and medical/healthcare, which decreased in 2019.

Political advertising revenue was $10.9 million for the three months ended September 30, 2019, compared to $70.1 million for the same period in 2018, a decrease of $59.2 million, as 2019 is not an election year.

Retransmission compensation was $294.8 million for the three months ended September 30, 2019, compared to $284.3 million for the same period in 2018, an increase of $10.5 million, or 3.7%, primarily due to incremental revenue from our acquisitions, mainly Tribune, of $19.3 million, less decreases in revenue resulting from station divestitures of $3.8 million and a decrease in revenue of our legacy stations of $5.0 million taking into account the combined effect of the expiration of distribution agreements with AT&T/DirecTV on July 2, 2019 (and later renewed on August 29, 2019 at higher rates), contributions from other distribution contracts’ scheduled annual rate increases per subscriber and contributions from OVDs. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $58.1 million for the three months ended September 30, 2019, compared to $69.3 million for the same period in 2018, a decrease of $11.2 million, or 16.1%, primarily due to the combined effect of a decline in revenue from our social media advertising platform, decrease in revenue due to marketplace changes which affected select demand-side platform customer buying, and organic growth in our local customer buying trends (increase in local revenue from our stations’ web and mobile sites and from other internet-based revenue) of $13.4 million. This was partially offset by incremental revenue from our acquisitions of $2.5 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $63.3 million for the three months ended September 30, 2019, compared to $27.7 million for the same period in 2018, an increase of $35.5 million, or 128.1%. This was primarily attributable to an increase in legal and professional fees, severance, bonuses and other compensation costs of $33.8 million primarily associated with our acquisition of Tribune, and an increase in stock-based compensation related to new equity incentive awards of $3.1 million.

Direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $437.9 million for the three months ended September 30, 2019, compared to $393.9 million for the same period in 2018, an increase of $44.0 million, or 11.2%. The increase was primarily due to expenses of acquired stations and entities, mainly Tribune, of $30.2 million, and an increase in our legacy stations’ programming costs of $20.5 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. These increases were partially offset by a decrease in operating expenses on a few of our digital products of $5.9 million due to marketplace changes and challenges that led to lower revenue. Additionally, our station divestitures decreased our expenses by $2.1 million.

Depreciation of property and equipment was $29.4 million for the three months ended September 30, 2019, compared to $27.7 million for the same period in 2018, an increase of $1.7 million, or 6.1%. The increase is primarily due to incremental depreciation related to assets acquired in the Merger of $1.0 million and increased depreciation from related station repacking activities.

Amortization of intangible assets was $42.4 million for the three months ended September 30, 2019, compared to $37.2 million for the same period in 2018, an increase of $5.3 million, or 14.2%. This was primarily due to increased amortization related to intangible assets acquired in the Merger of $6.5 million, partially offset by decreases in amortization from certain fully amortized assets.

Amortization of broadcast rights was $18.5 million for the three months ended September 30, 2019, compared to $15.0 million for the same period in 2018, an increase of $3.4 million, or 22.8%, primarily attributable to incremental amortization resulting from new broadcast rights acquired through the Merger of $4.8 million. Increase were partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. The Company’s stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended September 30, 2019 and 2018, the Company received $20.4 million and $5.4 million, respectively, in reimbursements from the FCC which it recognized as operating income in the Condensed Consolidated Statements of Operations.

In the third quarter of 2019, we recorded a $63.3 million goodwill and intangible assets impairment on one of our digital reporting units due to deterioration in customer relationships, mainly driven by marketplace changes on select demand-side platform customers, that led to a long-term projected decrease in operating results.

In connection with the Merger, we sold the assets of 21 full power television stations in 16 markets, eight of which were previously owned by us and 13 of which were previously owned and operated by Tribune. We sold the Tribune stations for $1.008 billion in cash, including preliminary working capital adjustments, and we sold our stations for $358.6 million in cash, including preliminary working capital adjustments. These divestitures resulted in a net gain on disposal of $96.6 million.

Interest Expense, net

Interest expense, net was $93.2 million for the three months ended September 30, 2019, compared to $56.2 million for the same period in 2018, an increase of $37.0 million, or 65.7%, primarily due to interest on new borrowings of $22.2 million and one time fees associated with the financing of our merger with Tribune of $26.6 million. These increases were partially offset by interest income we earned from an escrow deposit during the third quarter of 2019 of $4.9 million and reduction in interest from our existing term loans due to principal prepayments and scheduled principal repayments.

Income Taxes

Income tax expense was $39.5 million for the three months ended September 30, 2019, compared to $35.2 million for the same period in 2018. The effective tax rates were 115.1% and 26.1% for each of the respective periods. In 2019, we recognized the tax impact of the divested stations previously owned by us (See Note 3) including an income tax expense of $12.8 million attributable to nondeductible goodwill written off as a result of the sale, or a 37.3% increase to the effective tax rate. The Company also recognized an impairment loss on one of its reporting units’ goodwill and intangible assets (See Note 4). The impairment loss related to goodwill is not deductible for purposes of calculating the tax provision resulting in an income tax expense of $11.1 million, or a 32.3% increase to the effective tax rate. Additionally, certain current year transaction and severance costs that we incurred in connection with our Merger with Tribune were also determined to be nondeductible for tax purposes. This resulted in an income tax expense of $6.0 million, or a 17.6% increase in the effective tax rate.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Local advertising revenue was $595.8 million for the nine months ended September 30, 2019, compared to $581.3 million for the same period in 2018, an increase of $14.5 million, or 2.5%. National advertising revenue was $213.9 million for the nine months ended September 30, 2019, compared to $210.3 million for the same period in 2018, an increase of $3.6 million, or 1.7%. These increases were primarily attributable to incremental revenue from our acquisitions, mainly Tribune, of $36.3 million, less decreases in revenue resulting from station divestitures of $2.7 million. This was partially offset by a decrease in our legacy stations’ local and national advertising revenue of $15.5 million, including the impact of prior year revenue from the Olympics on our NBC affiliate stations. Our largest advertiser category, automobile, represented approximately 22% and 23% of our local and national advertising revenue for the nine months ended September 30, 2019 and 2018, respectively. Overall, including the past results of acquired stations, automobile revenues decreased by 3% in 2019. The other categories representing our top five were attorneys, which increased in 2019, and medical/healthcare, furniture and fast food/restaurants, which decreased in 2019.

Political advertising revenue was $15.4 million for the nine months ended September 30, 2019, compared to $111.0 million for the same period in 2018, a decrease of $95.7 million, as 2019 is not an election year.

Retransmission compensation was $923.1 million for the nine months ended September 30, 2019, compared to $836.5 million for the same period in 2018, an increase of $86.5 million, or 10.3%, primarily due to incremental revenue from our acquisitions, mainly Tribune, of $26.5 million, less decreases in revenue resulting from station divestitures of $3.8 million, and an increase in revenue from our legacy stations of $63.9 million taking into account the combined effect of scheduled annual escalation of rates per subscriber, the contributions from distribution agreements with OVDs and the expiration of distribution agreements with AT&T/DirecTV on July 2, 2019 which was later renewed on August 29, 2019 at higher rates. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $167.2 million for the nine months ended September 30, 2019, compared to $196.1 million for the same period in 2018, a decrease of $28.9 million, or 14.7%,  primarily due to the combined effect of a decline in revenue from our social media advertising platform, a decrease in revenue due to marketplace changes which affected select demand-side platform customer buying, and organic growth in our local customer buying trends (increase in local revenue from our stations’ web and mobile sites and from other internet-based revenue) of $31.2 million. This was partially offset by incremental revenue from our acquisitions of $2.5 million.

Other revenue was $13.2 million for the nine months ended September 30, 2019, compared to $22.4 million for the same period in 2018, a decrease of $9.2 million, primarily due to a $10.0 million one-time incentive payment from a wireless carrier specific to the spectrum repack (revenue recognized in the second quarter of 2018).

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $125.8 million for the nine months ended September 30, 2019, compared to $81.5 million for the same period in 2018, an increase of $44.4 million, or 54.5%. This was primarily attributable to an increase in legal and professional fees, severance, bonuses and other compensation costs of $42.5 million primarily associated with the Merger, and an increase in stock-based compensation related to new equity incentive awards of $6.2 million. These increases were partially offset by a decrease in payroll expense of $1.1 million and a decrease in facility rental expenses of $1.3 million.

Direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $1,243.3 million for the nine months ended September 30, 2019 compared to $1,166.6 million for the same period in 2018, an increase of $76.7 million, or 6.6%. The increase was primarily due to expenses of our acquired stations and entities, mainly Tribune, of $32.4 million, and an increase in our legacy stations’ programming costs of $67.8 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. These increases were partially offset by a decrease in operating expenses on a few of our digital products of $18.6 million due to marketplace changes and challenges that led to lower revenue. Additionally, our station divestitures decreased our expenses by $2.1 million.

Depreciation of property and equipment was $84.9 million for the nine months ended September 30, 2019, compared to $78.6 million for the same period in 2018, an increase of $6.3 million, or 8.0%. The increase was primarily due to station repacking activities and incremental depreciation from the Merger.

Amortization of intangible assets was flat at $115.5 million for the nine months ended September 30, 2019, compared to $110.6 million for the same period in 2018, an increase of $4.9 million, or 4.4%. This was primarily due to increased amortization related to intangible assets acquired in the Merger of $6.5 million, partially offset by decreases in amortization from certain fully amortized assets.

Amortization of broadcast rights was $46.7 million for the nine months ended September 30, 2019, compared to $47.0 million for the same period in 2018, a decrease of $0.3 million, or 0.6%, primarily attributable to renegotiation of certain film contracts which resulted in reduced distribution rates, partially offset by incremental amortization resulting from new broadcast rights acquired through our merger with Tribune.

Certain of the Company’s stations were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. The Company’s stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the nine months ended September 30, 2019 and 2018, the Company received $54.0 million and $12.5 million, respectively, in reimbursements from the FCC which it recognized as operating income.

In the third quarter of 2019, we recorded a $63.3 million goodwill and intangible assets impairment on one of our digital reporting units due to deterioration in customer relationships, mainly driven by marketplace changes on select demand-side platform customers, that led to a long-term projected decrease in operating results.

In connection with the Merger, we sold the assets of 21 full power television stations in 16 markets, eight of which were previously owned by us and 13 of which were previously owned and operated by Tribune. We sold the Tribune stations for $1.008 billion in cash, including preliminary working capital adjustments, and we sold our stations for $358.6 million in cash, including preliminary working capital adjustments. These divestitures resulted in a net gain on disposal of $96.6 million.

Interest Expense, net

Interest expense, net was $197.5 million for the nine months ended September 30, 2019, compared to $167.1 million for the same period in 2018, an increase of $30.4 million, or 18.2%, primarily due to interest on new borrowings of $22.2 million and one time fees associated with the financing of our merger with Tribune of $26.6 million. These increases were partially offset by interest income we earned from an escrow deposit during the third quarter of 2019 of $4.9 million and reduction in interest from our existing term loans due to principal prepayments and scheduled prepayments.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.7 million for the nine months ended September 30, 2019, compared to $4.6 million for the same period in 2018, a decrease of $0.9 million, primarily due to the decrease in prepayments of principal balance on our term loans of $180.0 million for the nine months ending September 30, 2019 compared to $195.0 million in the same period in 2018.

Income Taxes

Income tax expense was $82.6 million for the nine months ended September 30, 2019, compared to $86.0 million for the same period in 2018. The effective tax rates were 40.3% and 26.9% for each of the respective periods. In 2019, we recognized the tax impact of the divested stations previously owned by us (See Note 3) including an income tax expense of $12.8 million attributable to nondeductible goodwill written off as a result of the sale, or a 6.3% increase to the effective tax rate. The Company also recognized an impairment loss on one of its reporting units’ goodwill and intangible assets (See Note 4). The impairment loss related to goodwill is not deductible for purposes of calculating the tax provision resulting in an income tax expense of $11.1 million, or a 5.4% increase to the effective tax rate. Additionally, certain current year transaction and severance costs that we incurred in connection with our Merger with Tribune were also determined to be nondeductible for tax purposes. This resulted in an income tax expense of $6.0 million, or a 2.9% increase in the effective tax rate.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$315,982	$487,214
Net cash used in investing activities	(4,582,153)	(149,288)
Net cash provided by (used in) financing activities	4,455,085	(335,155)
Net increase in cash, cash equivalents and restricted cash	$188,914	$2,771
Cash paid for interest	$178,882	$170,790
Income taxes paid, net of refunds	$68,627	$59,082

	As of September 30,	As of December 31,
	2019	2018
Cash, cash equivalents and restricted cash	$334,029	$145,115
Long-term debt, including current portion	8,535,837	3,981,003
Unused revolving loan commitments under senior secured credit facilities (1)	166,372	166,372

(1)	Based on covenant calculations as of September 30, 2019, all of the $166.4 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $171.2 million during the nine months ended September 30, 2019, compared to the same period in 2018. This was primarily due to a decrease in revenue (excluding trade) of $29.2 million, our corporate, direct operating and selling, general and administrative expenses (excluding non-cash transactions) of $117.4 million, a use of cash from timing of payments to vendors of $12.1 million, an increase in cash paid for interest of $8.1 million and an increase in payments for income taxes of $9.5 million. These were partially offset by a source of cash resulting from timing of accounts receivable collections of $25.5 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $4.433 billion during the nine months ended September 30, 2019, compared to the same period in 2018. In September 2019, we completed our acquisition of Tribune for a total cash purchase price of $7.187 billion, less $1.289 billion of cash acquired. Substantially concurrently with our Merger with Tribune, we sold the assets of 21 full power television stations in 16 markets for a cash consideration of $1.353 billion, including preliminary working capital adjustments and net of related fees. We also received $1.2 million in proceeds from disposal of assets.

In 2018, we completed an acquisition of a digital business for a cash purchase price of $97.0 million, less $11.2 million of cash acquired, and the first closing payments to acquire two new stations of $17.4 million. We also received $2.3 million in proceeds from disposal of assets.

Capital expenditures during the nine months ended September 30, 2019 increased by $46.6 million compared to the same period in 2018, primarily due to increased spending related to station repacking costs. These were partially offset by an increase in reimbursements from the FCC for station repack costs of $41.6 million.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $4.831 billion during the nine months ended September 30, 2019, compared to the same period in 2018.

In 2019, we issued $1.120 billion new 5.625% Notes due 2027, $670.4 million new Term Loan A (net of lender fees), and $3.041 billion new Term Loan B (net of lender fees) which were all used to partially fund the acquisition of Tribune and received $1.75 million in proceeds from exercise of stock options. The cash flows increases were partially offset by the repayment of term loan of $215.4 million, payments for debt financing costs of $70.7 million, payments of dividend to our common stockholders of $62.1 million ($0.45 per share each quarter), cash payment for taxes in exchange for shares of common stock withheld of $9.8 million, payment for noncontrolling interest of KHII of $6.4 million, payment for capital lease of $6.4 million and uses of cash from other financing activities of $6.9 million.

In 2018, we borrowed $44.0 million under our revolving credit facility to partially fund an acquisition of a digital business and received $5.2 million in proceeds from stock option exercises. Marshall also refinanced the outstanding principal balances under its term loan and revolving credit facility of $48.8 million and $3.0 million, respectively, funded by a new term loan of $51.8 million. Additionally, Marshall also borrowed a $5.6 million revolving loan. These cash flow increases were partially offset by repayments of outstanding obligations under our revolving credit facility of $44.0 million, repayments of outstanding principal balance under the Company’s term loans of $231.7 million, purchases of treasury stock of $50.5 million, payments of dividends to our common stockholders of $51.5 million ($0.375 per share each quarter), payments for capital lease obligations of $7.4 million and cash payment for taxes in exchange for shares of common stock withheld of $4.8 million.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2019, the Company had total combined debt of $8.5 billion, net of financing costs and discounts, which represented 81.6% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2019 (in thousands):

	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Nexstar senior secured credit facility	$5,677,021	$10,369	$228,346	$866,717	$4,571,589
Mission senior secured credit facility	226,813	571	4,571	4,571	217,100
Marshall senior secured credit facility	49,453	49,453	-	-	-
Shield senior secured credit facility	22,098	287	2,755	19,056	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
5.625% senior unsecured notes due 2027	1,120,000	-	-	-	1,120,000
	$8,670,385	$60,680	$235,672	$1,565,344	$6,808,689

The Company’s indebtedness includes term loans and revolving loans of Marshall (a consolidated VIE) with an aggregate principal balance of $50.0 million as of September 30, 2019. The Marshall debt is due in December of 2019 and is included in the current liabilities in the accompanying Condensed Consolidated Balance Sheets.

We make semiannual interest payments on the 6.125% Notes on February 15 and August 15 of each year. We make semiannual interest payments on the 5.625% Notes due 2024 on February 1 and August 1 of each year. We will make semiannual interest payments on the 5.625% Notes due 2027 on January 15 and July 15 of each year, commencing on January 15, 2020. We also make semiannual payments on the 5.875% Notes on May 15 and November 15 of each year. Interest payments on our, Mission’s, Marshall’s and Shield’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our, Mission’s, Marshall’s and Shield’s senior secured credit facilities, as well as the indentures governing the 6.125% Notes, the 5.625% Notes due 2024, the 5.625% Notes due 2027, and the 5.875% Notes, limit, but do not prohibit us, Mission, Marshall, or Shield, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity date of any of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company had $166.4 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2019. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

On April 26, 2018, our Board of Directors approved a $200 million increase in our share repurchase authorization to repurchase our Class A common stock. As of September 30, 2019, the remaining available amount under the share repurchase authorization was $201.9 million, inclusive of the 2018 authorization and the remaining balance from prior authorization. There were no share repurchases of Nexstar’s Class A common stock during the three and nine months ended September 30, 2019. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On October 25, 2019, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.45 per share of its Class A common stock. The dividend is payable on November 22, 2019 to stockholders of record on November 8, 2019.

On November 5, 2019, the Company entered into purchase and sale agreements with Fox whereby Nexstar will purchase the Charlotte Fox Affiliate WJZY and MyNetworkTV Affiliate WMYT from Fox for approximately $45 million in cash, and will sell to Fox the Seattle Fox Affiliate KCPQ and MyNetworkTV Affiliate KZJO and the Milwaukee Fox Affiliate WITI for approximately $350 million in cash, subject to customary adjustments. The transaction is subject to FCC approval and other customary approvals and is expected to close in the first half of calendar year 2020. Nexstar intends to use the net cash proceeds from the transactions to reduce borrowings under its credit facilities.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission, Marshall and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of September 30, 2019, we were in compliance with our financial covenant. We believe Nexstar, Mission, Marshall, and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing the 6.125% Notes, the 5.625%, the Notes due 2024, the 5.625% Notes due 2027 and the 5.875% Notes for a period of at least the next 12 months from September 30, 2019.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of September 30, 2019, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Recorded contractual obligations:
Nexstar senior secured credit facility	$5,677,021	$10,369	$228,346	$866,717	$4,571,589
Mission senior secured credit facility	226,813	571	4,571	4,571	217,100
Marshall senior secured credit facility	49,453	49,453	-	-	-
Shield senior secured credit facility	22,098	287	2,755	19,056	-
5.875% senior unsecured notes due 2022	400,000	-	-	400,000	-
6.125% senior unsecured notes due 2022	275,000	-	-	275,000	-
5.625% senior unsecured notes due 2024	900,000	-	-	-	900,000
5.625% senior unsecured notes due 2027	1,120,000	-	-	-	1,120,000
Operating lease obligations	271,584	9,443	81,911	66,181	114,049
Finance lease obligations	22,905	444	3,638	3,621	15,202
Broadcast rights current cash commitments(1)	93,714	11,711	69,187	12,574	242
Other(2)(3)(4)	32,835	2,360	12,541	17,934	-
Unrecorded contractual obligations:
Network affiliation agreements	3,440,746	196,904	1,918,239	1,325,603	-
Cash interest on debt(5)	2,122,778	79,771	835,397	752,459	455,151
Executive employee contracts(6)	41,933	7,803	28,429	5,701	-
Broadcast rights future cash commitments(7)	117,869	15,326	75,719	24,607	2,217
Other	63,841	15,935	38,323	7,363	2,220
	$14,878,590	$400,377	$3,299,056	$3,781,387	$7,397,770

(1)	Future minimum payments for license agreements for which the license period has begun.
(2)

Excludes our liabilities, as of September 30, 2019, to surrender spectrum pursuant to the FCC’s incentive auction of $130.0 million. These liabilities represent our obligations to move two of our stations from UHF channels to VHF channels. Upon completion, the liabilities and the related spectrum assets will be derecognized with no expected cash flow impact.

(3)

As of September 30, 2019, we had $37.6 million of gross unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.

(4)

As of September 30, 2019, we had $505.1 million and $27.3 million of funding obligations with respect to our pension benefit plans and other postretirement benefit plans, respectively, which are not included in the table above. See Note 8 to our Consolidated Financial Statements for further information regarding our funding obligations for these benefit plans.

(5)	Estimated interest payments due as if all debt outstanding as of September 30, 2019 remained outstanding until maturity, based on interest rates in effect at December 31, 2018.
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

No Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Management believes that as of September 30, 2019, there has been no material change to this information.

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

The term loan borrowings at September 30, 2019 under the Company’s senior secured credit facilities bear interest rates ranging from 3.52% to 4.77%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2019 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $56.3 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2019. An increase of 50 basis points in LIBOR would result in a $28.1 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $56.3 million and $28.1 million, respectively. The 5.625% Notes due 2024, the 6.125% Notes, the 5.625% Notes due 2027 and the 5.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2019, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2019, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company is involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In addition, our operations are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

Local TV Advertising Antitrust Litigation

On March 16, 2018, a group of companies including Nexstar and Tribune (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Without admitting any wrongdoing, some Defendants, including Tribune, entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The consent decree was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019. The consent decree, which settles claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar and Tribune agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, and to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

Starting in July 2018, a series of plaintiffs filed putative class action lawsuits against the Defendants alleging that the Defendants coordinated their pricing of television advertising, thereby harming a proposed class of all buyers of television advertising time from one or more of the Defendants since at least January 1, 2014. The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations. On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”). On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel.

The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants’ filed a Motion to Dismiss on September 5, 2019. Before the Court ruled on that motion, the Plaintiffs filed their Second Amended Consolidated Complaint on September 9, 2019. This complaint added additional defendants and allegations. The Defendants’ filed a Motion to Dismiss and Strike on October 8, 2019.  Nexstar and Tribune deny the allegations against them and will defend their advertising practices.

In connection with the Merger that was consummated on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

Tribune Chapter 11 Reorganization and Confirmation Order Appeals

On December 31, 2012, the Debtors (including Tribune and certain of its direct and indirect subsidiaries) that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Bankruptcy Court has entered final decrees that have collectively closed 106 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 16 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Chicago Cubs Transactions

As further described in Note 14 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, on June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presents the IRS’s position that the gain on the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2019 would be approximately $96 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. The trial in U.S. Tax Court began on October 28, 2019. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes, net of payments made prior to Tribune’s merger with Nexstar, would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $147 million of tax payments prior to its merger with Nexstar. Tribune no longer owns any portion of CEV LLC. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions.

Termination of Tribune and Sinclair Merger Agreement

On August 9, 2018, Tribune provided notification to Sinclair that it terminated, effective immediately, the Agreement and Plan of Merger, dated May 8, 2017, with Sinclair, which provided for the acquisition by Sinclair of all of the outstanding shares of the Tribune’s common stock. Additionally, on August 9, 2018, Tribune filed a complaint in the Delaware Court of Chancery against Sinclair, alleging that Sinclair willfully and materially breached its obligations under the merger agreement. The lawsuit seeks damages for all losses incurred as a result of Sinclair’s breach of contract under the merger agreement. On August 29, 2018, Sinclair filed an answer to Tribune’s complaint and a counterclaim. On September 18, 2018, Tribune filed an answer to Sinclair’s counterclaim. The Company believes that Sinclair’s counterclaim is without merit and intends to defend it vigorously.

On September 10, 2018, The Arbitrage Event-Driven Fund filed a putative securities class action complaint against Tribune and members of its then senior management in the United States District Court for the Northern District of Illinois. The putative securities class action complaint alleges that Tribune and its then senior management violated Sections 10(b) and 20(a) of the Exchange Act by misrepresenting and omitting material facts concerning Sinclair’s conduct during the Sinclair and Tribune merger approval process (as discussed above, the merger agreement has been terminated). On December 18, 2018, the court appointed The Arbitrage Event-Driven Fund and related entities as Lead Plaintiffs. On January 31, 2019, Lead Plaintiffs and two other named plaintiffs filed an amended complaint. The amended complaint eliminates the claim under Section 20(a) of the Exchange Act and adds a claim under Section 11 of the Securities Act related to a November 29, 2017 public offering of Tribune’s Class A Common Stock by Oaktree Tribune, L.P. The amended complaint also names certain members of the then Board of Directors of Tribune as defendants. The amended complaint also includes claims against Oaktree Tribune, L.P., Oaktree Capital Management, L.P. and Morgan Stanley & Co. LLC. The lawsuit is purportedly brought on behalf of purchasers of Tribune Class A Common Stock between November 29, 2017 and July 16, 2018, contemporaneously with Oaktree Tribune, L.P.’s sales in the November 29, 2017 public offering or pursuant or traceable to that offering. Plaintiffs seek damages in an amount to be determined at trial. On March 29, 2019, Tribune and the individual Tribune defendants filed a motion to dismiss the amended complaint, and that motion is now fully briefed before the Court. We believe this lawsuit is without merit and intend to defend it vigorously.

We do not believe that any other matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect our consolidated financial position, results of operations or liquidity.

ITEM 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, except the following risk factors are added due to the Merger. As a result of the Merger, Tribune became a wholly owned subsidiary of Nexstar.

Risks Related to Our Operations

We may not be able to adequately protect the intellectual property and other proprietary rights we acquired through our merger with Tribune that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

Tribune’s business relies on a combination of patented and patent-pending technology, trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect its technology, intellectual property and brand names. We believe Tribune’s proprietary technology, trademarks and other intellectual property rights are important to our continued success and our competitive position. Any impairment of any such intellectual property or brands could adversely impact the results of our operations or financial condition.

We seek to limit the threat of content piracy; however, policing unauthorized use of our broadcasts, products and services and related intellectual property is often difficult and the steps taken by us may not in every case prevent infringement by unauthorized third parties. Developments in technology increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights. Protection of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that our efforts to enforce our rights and protect our products, services and intellectual property will be successful in preventing content piracy.

Furthermore, any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations may be adversely affected as a result.

We could be faced with additional tax-related liabilities if the IRS prevails on a proposed income tax audit adjustment related to Tribune’s past transaction. We may also face additional tax liabilities stemming from an ongoing tax audit of Tribune.

While we believe Tribune’s tax positions and reserves are reasonable, the resolutions of Tribune’s tax issues are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities for the transactions contemplated by the agreement, dated August 21, 2009, between Tribune and CEV LLC, and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”).

On June 28, 2016, the IRS issued to Tribune a Notice of Deficiency which presents the IRS’s position that the gain on the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through September 30, 2019 would be approximately $96 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. The trial in U.S. Tax Court began on October 28, 2019. We continue to pursue resolution of this disputed tax matter with the IRS and we continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. The case went on trial on October 28, 2019. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes, net of payments made prior to the Merger, would be approximately $225 million before interest and penalties.

We did not recognize any tax reserves related to the Chicago Cubs Transactions upon the Merger on September 19, 2019.

We may incur significant costs to address contamination issues at sites owned, operated or used by Tribune.

We may incur costs in connection with the investigation or remediation of contamination at sites currently or formerly owned or operated by Tribune. Historical operations at these sites may have resulted in releases of hazardous materials to soil or groundwater. In addition, we could be required to contribute to cleanup costs at third-party waste disposal facilities at which wastes were disposed. In connection with Tribune’s spin-off of the assets (other than owned real estate and certain other assets) and certain liabilities related to Tribune’s then principal publishing operations to Tribune Publishing Company (“Tribune Publishing”), Tribune Publishing agreed to indemnify Tribune for costs related to certain identified contamination issues at sites owned, operated or used by Tribune Publishing. In turn, Tribune agreed to indemnify Tribune Publishing for certain other environmental liabilities. Environmental liabilities, including investigation and remediation obligations, could adversely affect our operating results or financial condition.

Adverse results from litigation or governmental investigations involving Tribune can impact our business practices and operating results.

Tribune is a party to various ongoing proceedings relating to Tribune’s merger agreement with Sinclair (which was terminated on August 9, 2018). Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.

The financial performance of equity method investments that we acquired through the Merger could adversely impact our results of operations.

We now have significant investments in businesses (primarily TV Food Network) that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Condensed Consolidated Statement of Operations under “Income (loss) on equity investments, net,” which contributes to our income from continuing operations before income taxes. From September 19, 2019 to September 30, 2019, our income from equity investments, net was $3.9 million. During this period, we have not received cash distribution from TV Food Network but we received cash distributions from our other equity investments of $1.6 million. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income and financial condition and liquidity. We do not control the day-to-day operations of our equity method investments, nor have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.

Adverse conditions in the capital markets and/or lower long-term interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our pension costs, placing greater liquidity needs upon our operations.

Tribune maintains four single-employer defined benefit plans, three of which are frozen and represents 98% of the total projected benefit obligation of Tribune defined benefit plans. These plans were underfunded by $418 million as of September 19, 2019, as measured in accordance with generally accepted accounting standards and using a discount rate of 3.12%.

The excess of benefit obligations over pension assets related to Tribune defined benefit plans is expected to give rise to required pension contributions over the next several years. Legislation enacted in 2012 and 2014 provided for changes in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans, which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding than current long-term interest rates. Also, the earlier Pension Relief Act of 2010 provided relief in the funding requirements of such plans. However, even with the relief provided by these legislative rules, we expect future contributions to be required under these qualified pension plans. In addition, adverse conditions in the capital markets and/or lower long-term interest rates may result in greater annual contribution requirements, placing greater liquidity needs upon our operations.

Risks Related to Tribune’s Emergence from Bankruptcy

We may not be able to settle, on a favorable basis or at all, unresolved claims filed in connection with Tribune’s Chapter 11 proceedings and resolve the appeals seeking to overturn the order confirming the Plan.

On December 31, 2012, the Debtors (including Tribune and certain of its direct and indirect subsidiaries) that had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Certain of the Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material.

On April 12, 2012, the Debtors, the official committee of unsecured creditors, and creditors under certain prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”).

Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, in whole or in part, including the settlement of certain causes of action relating to the Leveraged ESOP Transactions consummated by Tribune and the ESOP, EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007, that was embodied in the Plan. See Note 16 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

More specifically, notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the Predecessor’s Exchangeable Subordinated Debentures due 2029 (“PHONES”), and on August 3, 2012 by the Zell Entity, Aurelius Capital Management LP, Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”), successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096, and Deutsche Bank Trust Company Americas, successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively.

As of September 30, 2019, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, our financial condition may be adversely affected.

Risks Related to Tribune Publishing’s Spin-Off

If the Tribune Publishing spin-off does not qualify as a tax-free distribution under Section 355 of the IRC, including as a result of subsequent acquisitions of stock of Tribune or Tribune Publishing, then Tribune may be required to pay substantial U.S. federal income taxes.

On August 4, 2014, Tribune completed a separation transaction, resulting in the spin-off of the assets (other than owned real estate and certain other assets) and certain liabilities of the businesses primarily related to Tribune’s then principal publishing operations through a tax-free, pro rata dividend to its stockholders and warrantholders of 98.5% of the shares of common stock of Tribune Publishing. At that time, Tribune retained 1.5% of the outstanding common stock of Tribune Publishing. The publishing operations consisted of newspaper publishing and local news and information gathering functions that operated daily newspapers and related websites, as well as a number of ancillary businesses that leveraged certain of the assets of those businesses. As a result of the completion of the spin-off, Tribune Publishing operates the Publishing Business as an independent, publicly-traded company. On January 31, 2017, Tribune sold its remaining Tribune Publishing shares.

In connection with the Tribune Publishing spin-off, Tribune received a private letter ruling (the “IRS Ruling”) from the IRS to the effect that the distribution and certain related transactions qualified as tax-free to Tribune, its then stockholders and warrantholders and Tribune Publishing for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling did not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties have relied on the opinion of a special tax counsel, Debevoise & Plimpton LLP, to the effect that the distribution and certain related transactions qualified as tax-free to Tribune and its then stockholders and warrantholders. The opinion of the special tax counsel relied on the IRS Ruling as to matters covered by it.

The IRS Ruling and the opinion of the special tax counsel was based on, among other things, certain representations and assumptions as to factual matters made by Tribune and certain of its then stockholders. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS Ruling or the opinion of the special tax counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the IRS Ruling and the opinion of the special tax counsel were based on the current law then in effect, and cannot be relied upon if current law changes with retroactive effect.

If the Tribune Publishing spin-off is ultimately determined not to be tax free, we could be liable for the U.S. federal and state income taxes imposed as a result of the transaction. Furthermore, events subsequent to the distribution could cause us to recognize a taxable gain in connection therewith. Although Tribune Publishing is required to indemnify us against taxes on the distribution that arise after the distribution as a result of actions or failures to act by Tribune Publishing or any member thereof, Tribune Publishing’s failure to meet such obligations and our administrative and legal costs in enforcing such obligations may have a material adverse effect on our financial condition.

Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the Tribune Publishing spin-off, which would adversely affect our financial condition and our results of operations.

In connection with the Tribune Publishing spin-off, Tribune undertook several corporate reorganization transactions which, along with the contribution of the Tribune Publishing business, the distribution of Tribune Publishing shares and the cash dividend that was paid to Tribune, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law, even though the Tribune Publishing spin-off has been completed. Under applicable laws, any transaction, contribution or distribution contemplated as part of the Tribune Publishing spin-off could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer.

We cannot be certain as to the standards a court would use to determine whether or not any entity involved in the Tribune Publishing spin-off was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not:

• the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair market value of all of its assets;

• the present fair market value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

• it could pay its debts as they become due.

If a court were to find that any transaction, contribution or distribution involved in the Tribune Publishing spin-off was a fraudulent transfer or conveyance, the court could void the transaction, contribution or distribution. In addition, the distribution could also be voided if a court were to find that it is not a legal distribution or dividend under Delaware corporate law. The resulting complications, costs and expenses of either finding would materially adversely affect our financial condition and results of operations.

We may be exposed to additional liabilities as a result of the Tribune Publishing spin-off.

The separation and distribution agreement Tribune entered into in connection with the Tribune Publishing spin-off sets forth the distribution of assets, liabilities, rights and obligations of Tribune and Tribune Publishing following the spin-off, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the tax matters agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations have been assumed by, each of Tribune and Tribune Publishing. In connection with the Tribune Publishing spin-off, Tribune also entered into an employee matters agreement, pursuant to which certain obligations with respect to employee benefit plans were allocated to Tribune Publishing. Each company will rely on the other company to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by Tribune or Tribune Publishing under these agreements are legal or contractual liabilities of the other company. However, it could be later determined that Tribune must retain certain of the liabilities allocated to Tribune Publishing pursuant to these agreements, including with respect to certain multiemployer benefit plans, which amounts could be material. Furthermore, if Tribune Publishing were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, Tribune could suffer operational difficulties or significant losses.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

The unaudited financial statements of Mission Broadcasting, Inc. as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018, as filed in Mission Broadcasting, Inc.’s Quarterly Report on Form 10-Q, are incorporated herein by reference.

ITEM 6.	Exhibits

Exhibit No.	Description
4.1

Indenture, dated as of July 3, 2019, between Nexstar Escrow, Inc., as issuer, and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).

4.2	Form of Senior Note (included in Exhibit 4.1)
4.3

First Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 19, 2019).

4.4	First Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo, National Association, as trustee.*
4.5	Second Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo, National Association, as trustee.*
4.6

Fifth Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer (as successor to LIN Television Corporation), the guarantors party thereto, and The Bank of New York Mellon, as trustee.*

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

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

Dated: November 8, 2019