Form 10-K
period 2019-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2020-03-02
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,501,705,168.

As of February 27, 2020, the Registrant had 45,859,588 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned direct subsidiary; “Nexstar Digital” refers to Nexstar Digital LLC, our wholly-owned direct subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

The information in this Annual Report on Form 10-K includes information related to Nexstar and the VIEs with whom Nexstar has relationships. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and as discussed in Note 2 to our Consolidated Financial Statements, the financial results of the consolidated VIEs are included in the Consolidated Financial Statements contained herein.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through ownership or local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1, “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas (“DMAs”), in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2019 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Two and a Half Men (Warner Bros. Domestic Television) and Entertainment Tonight (CBS Television Distribution).

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1A, “Risk Factors” located elsewhere in this Annual Report on Form 10-K and in our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business

Company Overview

We are a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services in 115 DMAs throughout the United States.  We also own WGN America, a national general entertainment cable network, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”) and a portfolio of real estate assets.

As of December 31, 2019, we owned, operated, programmed or provided sales and other services to 197 full power television stations, including those owned by VIEs, and one AM radio station in 115 markets in the states of Alabama, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks.  As of December 31, 2019, we reached approximately 39% of U.S. television households (applying the Federal Communications Commission’s (“FCC”) ultra-high-frequency (“UHF”) discount).

The stations we own and operate or provide services to provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our television stations’ primary sources of revenue include the sale of commercial air time on our stations to local and national advertisers, the sale of advertising on our websites in each of our broadcast markets where we deliver community focused content, and revenues earned from our retransmission consent agreements with traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, and online video distributors (“OVDs”), companies that provide video content through internet streaming.  WGNA currently provides high quality television series and movies.

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

We hold a variety of investments. TV Food Network, in which we have a 31.3% interest, operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel is a digital-tier network available nationally and airs popular off-Food Network programming as well as originally produced programming.  We also own attractive real estate in key markets, including development rights for certain of our real estate assets.

We are a Delaware corporation formed in 1996. Our principal offices are at 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Significant Transactions and Recent Events

Recent Acquisitions and Dispositions

On September 19, 2019, we completed our previously announced merger with Tribune Media Company (“Tribune”), a diversified media and entertainment company registered and incorporated in the State of Delaware (the “Merger”).  As a result of the merger, we acquired Tribune’s 31 full power television stations, net of Tribune station divestitures, and one AM radio station in 23 markets. We also acquired WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network, Inc. and a portfolio of real estate assets.  The total purchase price of the merger was $7.187 billion, including $4.2 billion in cash payments to stockholders of Tribune, $2.99 billion in repayment of certain debt of Tribune, including premium and accrued interest, and $1.0 million in replacement awards of warrants.

Substantially concurrently with the closing of the Merger, we sold the assets of 21 full power television stations in 16 markets to TEGNA, Inc., E.W. Scripps Company and Circle City Broadcasting Inc. The total consideration of these divestitures was approximately $1.36 billion (inclusive of working capital adjustments). We sold 13 stations previously owned or operated by Tribune for $1.008 billion in cash, including working capital adjustments. We sold eight stations that we previously owned for $358.6 million in cash, including working capital adjustments. These divestitures resulted in a net gain on disposal of $96.1 million.

The merger cash consideration paid to stockholders of Tribune, the repayment of Tribune debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand of Nexstar and Tribune, proceeds from the station divestitures, and new debt borrowings. See Note 3—Acquisitions and Dispositions and Note 9—Debt to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information about the merger and new debt issuance.

Future Acquisitions and Dispositions

On November 5, 2019, we entered into purchase and sale agreements with Fox Television Stations, LLC, a Delaware limited liability company and subsidiary of Fox Corporation (“Fox”), whereby we will purchase the Fox affiliate WJZY and the MyNetworkTV affiliate WMYT in the Charlotte, NC market from Fox for approximately $45 million in cash, and will sell to Fox the Fox affiliate KCPQ and the MyNetworkTV affiliate KZJO in the Seattle, WA market, as well as the Fox affiliate WITI in the Milwaukee, WI market, for approximately $350 million in cash, subject to customary adjustments. The transaction, which has received FCC approval, closed on March 2, 2020.

On January 14, 2020, we sold our sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for total cash consideration of $14.4 million.

On January 27, 2020, we acquired the non-license assets of television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, TX market from Sinclair Broadcast Group (“Sinclair”).  Sinclair has also agreed to sell to us WDKY-TV, a station serving the Lexington, KY market, subject to FCC approval and other customary conditions.  See Item 3, Legal Proceedings—Termination of Tribune and Sinclair Merger Agreement for additional information related to these transactions.

Operating Strategy

We seek to generate revenue and broadcast cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 73% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2019, we earned approximately 39.9% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to that produce local newscasts provide between 15 and 30 hours per week of local news programming. Extensive local sports coverage, active sponsorship of community events and the local news stories our Washington, D.C. bureau focuses on further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Invest in Digital Media. We are focused on new technologies and growing our portfolio of digital products and services. Our station websites provide access to our local news and information, as well as community centric businesses and services. We delivered digital content to audiences across all of our station web sites in 2019, approximately 88 million unique monthly users who utilized nearly 6.5 billion page views. Also in 2019, our mobile websites and mobile application accounted for 43% and 41%, respectively, of our station websites’ overall page views by year end. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want.  We have also invested in various digital product lines, including a digital publishing and content management platform, a digital video advertising platform, a social media advertising platform and other digital media solutions to media publishers and advertisers.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2019, revenue generated by our stations from local advertising represented 71.9% of our stations’ consolidated spot net revenue (total of local and national advertising net revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 60.8% of our stations’ net revenue for the year ended December 31, 2019 from our duopoly markets.

Build and Operate a National Newscast.  Beginning in the summer of 2020, WGN America will air a live daily three-hour national newscast during prime-time.  By aggregating our current news resources of 5,400 journalists in 110 newsrooms to produce a national newscast, we can leverage WGN America’s strong reach across the United States.  WGN America is currently available in approximately 75 million households as estimated by The Nielsen Company (US), LLC.

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

Capitalize on Diverse Network Affiliations. We currently own, operate, program or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS, and FOX affiliated stations, which represented approximately 15.3%, 23.1%, 26.9% and 18.0%, respectively, of our 2019 combined local, national and political net revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

Monetization of Real Estate Assets.  We intend to maximize the monetization of our real estate assets by continuously assessing the market conditions and executing on what we believe are the best strategies for each of the properties such as opportunistic divestitures, including select properties as part of an accelerated monetization program and improving entitlements of properties to increase value prior to monetization.

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

Relationship with VIEs

Through various local service agreements, as of December 31, 2019, we provided sales, programming and other services to 32 full power television stations owned by consolidated VIEs and four full power television stations owned by unconsolidated VIEs. As of December 31, 2019, all of the VIEs and their stations are 100% owned by independent third parties. In compliance with FCC regulations for all the parties, the VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, for the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with the consolidated VIEs’ stations, (2) Nexstar’s guarantees of the obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) and Shield Media LLC’s (“Shield”) senior secured credit facilities, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of each of the consolidated VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2021 and 2028. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

In December 2019, Marshall Broadcasting Group, Inc. (“Marshall”) filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas.  Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain executory contracts between Nexstar and Marshall, including the JSAs.  As a result of these developments, we evaluated our remaining business arrangements with Marshall and determined that we still have a variable interest in the entity.  The services we provide under the SSAs to the stations owned by Marshall are still active and Mission, a VIE that is consolidated by us, is a lender of Marshall.  However, we also determined that we no longer have the power to direct the most significant economic activities of the entity and thus we no longer meet the accounting criteria for a controlling financial interest in Marshall due to the bankruptcy court taking control of Marshall’s significant financial affairs.  Therefore, in accordance with the applicable accounting standards, we deconsolidated Marshall’s assets, liabilities and equity effective in December 2019.  The deconsolidation resulted in no gain or loss as the deconsolidation event occurred in December 2019, but the operating results and cash flows of Marshall for the years ended December 31, 2019, 2018 and 2017 were included in the accompanying Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows.

The Stations

The following chart sets forth general information about the television stations (full power, low power and multicast channels) we own, operate, program or provide sales and other services to as of December 31, 2019:

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	FCC License Expiration Date
2	Los Angeles, CA	KTLA(22)	The CW	KTLA-D2, D3, D4	AntennaTV, CourtTV, TBD	O&O	12/1/2022
3	Chicago, IL	WGN(22)	Independent	WGN-D2, D3, D4	AntennaTV, CourtTV, TBD	O&O	12/1/2021
4	Philadelphia, PA	WPHL(22)	MNTV	WPHL-D2, D3, D4	AntennaTV, CourtTV, Comet	O&O	8/1/2023
5	Dallas, TX	KDAF(22)	The CW	KDAF-D2, D3, D4	AntennaTV, CourtTV, Charge!	O&O	8/1/2022
6	San Francisco, CA	KRON(21)	MNTV	KRON-D2, D3, D4	Sky Link TV, GetTV, CourtTV	O&O	12/1/2022
7	DC/Hagerstown, MD	WDVM(3) WDCW(22)	Independent The CW	WDVM-D2, D3, D4 WDCW-D2	Grit, CourtTV Mystery, Laff AntennaTV	O&O O&O	10/1/2020 10/1/2020
8	Houston, TX	KIAH(22)	The CW	KIAH-D2, D3, D4, D5	AntennaTV, Comet, TBD, CourtTV	O&O	8/1/2022
12	Tampa, FL	WFLA WTTA(20)	NBC MNTV	WFLA-D2, D3 WTTA-D2	CourtTV Mystery CoziTV	O&O O&O	2/1/2021 2/1/2021
13	Seattle, WA	KCPQ(22) KZJO(22)	FOX MNTV	KCPQ-D2, D3, D4 KZJO-D2, D3, D4, D5	CourtTV, CourtTV Mystery, Stadium, FOX, AntennaTV, TBD, Asian TV	O&O O&O	2/1/2023 2/1/2023
17	Denver, CO	KDVR(22) KWGN(22) KFCT(22)	FOX The CW FOX	KDVR-D2, D3 KWGN-D2, D3, D4	AntennaTV, TBD CourtTV, Comet, Charge!	O&O O&O O&O	4/1/2022 4/1/2022 4/1/2022
19	Cleveland, OH	WJW(22)	FOX	WJW-D2, D3, D4	AntennaTV, Comet, Charge!	O&O	10/1/2021
20	Sacramento, CA	KTXL(22)	FOX	KTXL-D2, D3, D4	AntennaTV, CourtTV, TBD	O&O	12/1/2022
22	Portland, OR	KOIN KRCW(22)	CBS The CW	KOIN-D2, D3 KRCW-D2, D3	getTV, Bounce AntennaTV, CourtTV	O&O O&O	2/1/2023 2/1/2023
23	St. Louis, MO	KPLR(22) KTVI(22)	The CW FOX	KPLR-D2, D3, D4 KTVI-D2, D3, D4	CourtTV, Comet, Grit AntennaTV, CourtTV Mystery, Dabl	O&O O&O	2/1/2022 2/1/2022
25	Indianapolis, IN	WTTV(22) WTTK(22) WXIN(22)	CBS CBS FOX	WTTV-D2, D3 WTTK-D2, D3 WXIN-D2, D3, D4	Independent, Comet Independent, Comet AntennaTV, CourtTV, Charge!	O&O O&O O&O	8/1/2021 8/1/2021 8/1/2021
27	Raleigh, NC	WNCN(21)	CBS	WNCN-D2, D3, D4	CourtTV, Grit, CourtTV Mystery	O&O	12/1/2020
28	Nashville, TN	WKRN	ABC	WKRN-D2, D3, D4	Bounce, Justice, Grit	O&O	8/1/2021
29	San Diego, CA	KSWB(22)	FOX	KSWB-D2, D3, D4	AntennaTV, CourtTV, Justice	O&O	12/1/2022
30	Salt Lake City, UT	KTVX KUCW	ABC The CW	KTVX-D2, D3, D4 KUCW-D2, D3, D4	MeTV, Laff, Heroes & Icons Movies!, Grit, CourtTV	O&O O&O	10/1/2022 10/1/2022
32	Kansas City, MO	WDAF(22)	FOX	WDAF-D2, D3, D4	AntennaTV, CourtTV, Charge!	O&O	2/1/2022
33	New Haven, CT	WTNH WCTX(20)	ABC MNTV	WTNH-D2 WCTX-D2	Bounce Grit	O&O O&O	4/1/2023 4/1/2023
34	Columbus, OH	WCMH	NBC	WCMH-D2, D3, D4	CourtTV, ION, Laff	O&O	10/1/2021
35	Milwaukee, WI	WITI(22)	FOX	WITI-D2	AntennaTV	O&O	12/1/2021
38	Spartanburg, SC	WSPA WYCW(20)	CBS The CW	WSPA-D3 WYCW-D3	ION get TV	O&O O&O	12/1/2020 12/1/2020
39	Las Vegas, NV	KLAS	CBS	KLAS-D2, D3	MeTV, Movies!	O&O	10/1/2022
40	Austin, TX	KXAN KNVA KBVO	NBC The CW MNTV	KXAN-D2, D3 KNVA-D2, D3, D4 KBVO-CD, D2, D3, D4	Cozi TV, ION Grit, Laff, CourtTV Mystery Bounce, Heroes & Icons, AntennaTV	O&O LSA(5) O&O	8/1/2022 8/1/2022 8/1/2022
42	Portsmouth, VA	WAVY WVBT	NBC FOX	WAVY-D2, D3, D4 WVBT-D2, D3	Bounce, getTV, CBN Cozi TV, Heroes & Icons	O&O O&O	10/1/2020 10/1/2020
43	Oklahoma City, OK	KAUT(22) KFOR(22)	Independent NBC	KAUT-D2, D3, D4 KFOR-D2, D3, D4	CourtTV, CourtTV Mystery, Cozi TV AntennaTV, Justice, Dabl	O&O O&O	6/1/2022 6/1/2022
44	Birmingham, AL	WIAT	CBS	WIAT-D2, D3, D4	CourtTV Mystery, Justice, CourtTV	O&O	4/1/2021
45	Grand Rapids, MI	WOOD WOTV	NBC ABC	WOOD-D2, D3 WOTV-D2, D3, D4 WXSP-CD, D2, D3	Bounce, Laff getTV, Grit, Weather MNTV, Cozi TV, CourtTV Mystery	O&O O&O O&O	10/1/2021 10/1/2021 10/1/2021
46	Albuquerque, NM	KRQE KREZ(16) KBIM(16) KASY KRWB KWBQ	CBS CBS CBS MNTV The CW The CW	KRQE-D2, D3 KREZ-D2 KBIM-D2 KASY-D2, D3, D4, D5 KRWB-D2, D3, D4 KWBQ-D2, D3, D4	FOX, Bounce FOX FOX CourtTV Mystery, getTV, Cozi TV, AntennaTV Grit, Laff, ION Grit, Laff, ION	O&O O&O O&O LSA(9) LSA(9) LSA(9)	10/1/2022 4/1/2022 10/1/2022 10/1/2022 10/1/2022 10/1/2022
47	Harrisburg, PA	WHTM	ABC	WHTM-D2, D3, D4, D5	ION, getTV, Laff, WLYH	O&O	8/1/2023
49	Greensboro, NC	WGHP(22)	FOX	WGHP-D2, D3, D4	AntennaTV, CourtTV, Dabl	O&O	12/1/2020

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	FCC License Expiration Date
50	New Orleans, LA	WGNO(22) WNOL(22)	ABC The CW	WGNO-D2, D3, D4 WNOL-D2, D3, D4	AntennaTV, Dabl, TBD CourtTV, Comet, Charge!	O&O O&O	6/1/2021 6/1/2021
51	Memphis, TN	WREG(22)	CBS	WREG-D2, D3	News3, AntennaTV	O&O	8/1/2021
52	Buffalo, NY	WNLO WIVB(20)	The CW CBS	WNLO-D2 WIVB-D2	Bounce CourtTV	O&O O&O	6/1/2023 6/1/2023
54	Richmond, VA	WRIC	ABC	WRIC-D2, D3, D4	ION, getTV, Laff	O&O	10/1/2020
55	Fresno, CA	KSEE KGPE	NBC CBS	KSEE-D2, D3 KGPE-D2, D3	Bounce, Grit CourtTV Mystery, LATV	O&O O&O	12/1/2022 12/1/2022
56	Providence, RI	WPRI WNAC	CBS FOX	WPRI-D2, D3, D4 WNAC-D2, D3, D4	MNTV, Bounce, getTV The CW, Laff, AntennaTV	O&O LSA(11)	4/1/2023 4/1/2023
57	Mobile, AL	WKRG WFNA	CBS The CW	WKRG-D2, D3, D4 WFNA-D2, D3, D4	ION, MeTV, CourtTV Bounce, Justice, Grit	O&O O&O	4/1/2021 4/1/2021
59	Albany, NY	WTEN WXXA	ABC FOX	WTEN-D2, D3, D4 WXXA-D2, D3, D4	getTV, Justice, CourtTV Mystery OTB-TV, Laff, Bounce	O&O LSA(8)	6/1/2023 6/1/2023
60	Wilkes Barre, PA	WBRE WYOU	NBC CBS	WBRE-D2, D3, D4 WYOU-D2, D3, D4	Laff, Grit, Justice CourtTV Mystery, Bounce, Cozi TV	O&O LSA(4)	8/1/2023 8/1/2023
61	Knoxville, TN	WATE	ABC	WATE-D2, D3, D4	getTV, Laff, Cozi TV	O&O	8/1/2021
62	Little Rock, AR	KARK KARZ KLRT KASN	NBC MNTV FOX The CW	KARK-D2, D3, D4 KARZ-D2, D3 KLRT-D2	Laff, Grit, Antenna TV Bounce, ION CourtTV Mystery	O&O O&O LSA(4) LSA(4)	6/1/2021 6/1/2021 6/1/2021 6/1/2021
63	Dayton, OH	WDTN WBDT(20)	NBC The CW	WDTN-D2, D3 WBDT-D2	CourtTV Mystery, ION Bounce	O&O LSA(10)	10/1/2021 10/1/2021
66	Honolulu, HI	KHON KHAW(17) KAII(17) KGMD(17) KGMV(17) KHII	FOX FOX FOX MNTV MNTV MNTV	KHON-D2, D3, D4 KHAW-D2, D3, D4 KAII-D2, D3, D4	The CW, getTV, CourtTV The CW, getTV, CourtTV The CW, getTV, CourtTV	O&O O&O O&O O&O O&O O&O	2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023
67	Green Bay, WI	WFRV	CBS	WFRV-D2	Bounce	O&O	12/1/2021
68	Des Moines, IA	WHO(22)	NBC	WHO-D2, D3, D4	Weather, AntennaTV, CourtTV	O&O	2/1/2022
69	Roanoke, VA	WFXR WWCW	FOX The CW	WFXR-D2, D3, D4 WWCW-D2, D3, D4	The CW, Bounce, CourtTV Mystery FOX, Laff, Grit	O&O O&O	10/1/2020 10/1/2020
72	Wichita, KS	KSNW KSNC(18) KSNG(18) KSNK(18)	NBC NBC NBC NBC	KSNW-D2, D3, D4 KSNC KSNG-D2 KSNK KSNL-LD	Telemundo, ION, Justice Telemundo NBC	O&O O&O O&O O&O O&O	6/1/2022 6/1/2022 6/1/2022 6/1/2022 6/1/2022
73	Springfield, MO	KOLR KOZL KRBK	CBS MNTV FOX	KOLR-D2, D3, D4 KOZL-D2, D3 KRBK-D2, D3, D4	Laff, Grit, CBN CourtTV Mystery, Bounce MeTV, Movies!, ION	LSA(4) O&O O&O	2/1/2022 2/1/2022 2/1/2022
74	Charleston, WV	WOWK	CBS	WOWK-D2, D3, D4	CourtTV Mystery, Laff, Grit	O&O	10/1/2020
76	Rochester, NY	WROC	CBS	WROC-D2, D3, D4	Bounce, Laff, CourtTV Mystery	O&O	6/1/2023
78	Huntsville, AL	WHDF WHNT(22)	The CW CBS	WHDF WHNT-D2, D3	Independent, AntennaTV	O&O O&O	4/1/2021 4/1/2021
82	Waco-Bryan, TX	KWKT KYLE	FOX MNTV	KWKT-D2, D3, D4 KYLE-D2, D3, D4	MNTV, Estrella, Bounce FOX, Estrella, Laff	O&O O&O	8/1/2022 8/1/2022
83	Brownsville, TX	KVEO	NBC	KVEO-D2, D3, D4	Estrella, CourtTV Mystery, Grit	O&O	8/1/2022
85	Colorado Springs, CO	KXRM	FOX	KXRM-D2, D3, D4 KXTU-LD, D2, D3, D4	The CW, ION, CourtTV Mystery The CW, Bounce, Laff, AntennaTV	O&O O&O	4/1/2022
86	Shreveport, LA	KTAL KMSS KSHV	NBC FOX MNTV	KTAL-D2, D3, D4 KSHV-D2, D3, D4	Laff, Cozi TV, CBN CourtTV Mystery, ION, Quest	O&O LSA(6) LSA(7)	8/1/2022 6/1/2021 6/1/2021
87	Syracuse, NY	WSYR	ABC	WSYR-D2, D3, D4	MeTV, Bounce, Laff	O&O	6/1/2023
88	Champaign, IL	WCIX WCIA	MNTV CBS	WCIX-D2, D3, D4 WCIA-D2, D3, D4	CBS, CourtTV Mystery, Laff MNTV, Bounce, Grit	O&O O&O	12/1/2021 12/1/2021
89	Savannah, GA	WSAV	NBC	WSAV-D2, D3, D4	The CW, CourtTV, Laff	O&O	4/1/2021
91	Charleston, SC	WCBD	NBC	WCBD-D2, D3, D4	The CW, ION, Laff	O&O	12/1/2020
93	El Paso, TX	KTSM	NBC	KTSM-D2, D3, D4	Estrella, CourtTV Mystery, Laff	O&O	8/1/2022
94	Baton Rouge, LA	WGMB WVLA	FOX NBC	WGMB-D2, D3 WVLA-D2, D3 WBRL-CD KZUP-CD	The CW, Cozi TV Laff, ION The CW Independent	O&O LSA(7) O&O O&O	6/1/2021 6/1/2021 6/1/2021 6/1/2021
95	Jackson, MS	WJTV	CBS	WJTV-D2, D3, D4	The CW, ION, CourtTV	O&O	6/1/2021
96	Burlington, VT	WFFF WVNY	FOX ABC	WFFF-D2, D3,D4 WVNY-D2, D3, D4	CourtTV Mystery, Bounce, AntennaTV Laff, Grit, Quest	O&O LSA(4)	4/1/2023 4/1/2023

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	FCC License Expiration Date
97	Florence, SC	WBTW	CBS	WBTW-D2, D3, D4	MNTV, ION, CourtTV Mystery	O&O	12/1/2020
99	Tri-Cities, TN-VA	WJHL	CBS	WJHL-D2, D3	ABC, AntennaTV	O&O	8/1/2021
100	Greenville, NC	WNCT	CBS	WNCT-D2, D3, D4	The CW, getTV, CourtTV Mystery	O&O	12/1/2020
101	Fayetteville, AR	KFTA KNWA KXNW(22)	FOX NBC MNTV	KFTA-D2, D3, D4 KNWA-D2, D3, D4	NBC, CourtTV Mystery, Bounce FOX, Laff, Grit	O&O O&O O&O	6/1/2021 6/1/2021 6/1/2021
103	Quad Cities, IL	KLJB KGCW WHBF	FOX The CW CBS	KLJB-D2 KGCW-D2, D3, D4 WHBF-D2, D3, D4	MeTV ThisTV, Laff, Bounce KGCW, Grit, CourtTV Mystery	LSA(6) O&O O&O	2/1/2022 2/1/2022 12/1/2021
105	Evansville, IN	WEHT WTVW	ABC The CW	WEHT-D2, D3 WTVW-D2, D3, D4	Laff, Cozi TV Bounce, CourtTV Mystery, ION	O&O LSA(4)	8/1/2021 8/1/2021
106	Altoona, PA	WTAJ	CBS	WTAJ-D2, D3, D4	CourtTV Mystery, Laff, Grit	O&O	8/1/2023
108	Augusta, GA	WJBF	ABC	WJBF-D2, D3, D4	MeTV, ION, CourtTV Mystery	O&O	4/1/2021
110	Ft. Wayne, IN	WANE	CBS	WANE-D2, D3, D4	ION, Laff, CourtTV Mystery	O&O	8/1/2021
111	Springfield, MA	WWLP	NBC	WWLP-D2, D3, D4	The CW, ION, CourtTV Mystery	O&O	4/1/2023
112	Lansing, MI	WLAJ WLNS(20)	ABC CBS	WLAJ-D2	The CW	LSA(8) O&O	10/1/2021 10/1/2021
113	Sioux Falls, SD	KELO KDLO(19) KPLO(19)	CBS CBS CBS	KELO-D2, D3, D4 KDLO-D2, D3, D4 KPLO-D2, D3, D4	MNTV, ION, CourtTV Mystery MNTV, ION, CourtTV Mystery MNTV, ION, CourtTV Mystery	O&O O&O O&O	4/1/2022 4/1/2022 4/1/2022
114	Tyler-Longview, TX	KETK KFXK	NBC FOX	KETK-D2, D3, D4 KFXK-D2, D3, D4 KTPN-LD	Grit, ION, AntennaTV MNTV, CourtTV Mystery, Laff MNTV	O&O LSA(7) LSA(7)	8/1/2022 8/1/2022 8/1/2022
115	Youngstown, OH	WYTV WKBN(20)	ABC CBS	WYTV- D2 WKBN-D2 WYFX-LD, D2, D3, D4, D5, D6	MNTV FOX FOX, MNTV, ION, Bounce, Laff, getTV	LSA(10) O&O O&O	10/1/2021 10/1/2021
120	Peoria, IL	WMBD WYZZ	CBS FOX	WMBD-D2, D3, D4	Bounce, Laff, CourtTV Mystery	O&O LSA(12)	12/1/2021 12/1/2021
123	Lafayette, LA	KLFY	CBS	KLFY-D2, D3, D4	getTV, ION, Laff	O&O	6/1/2021
125	Bakersfield, CA	KGET	NBC	KGET-D2, D3, D4 KKEY-LP	The CW, Telemundo, Laff Telemundo	O&O O&O	12/1/2022 12/1/2022
129	La Crosse, WI	WLAX WEUX(15)	FOX FOX	WLAX-D2, D3, D4 WEUX-D2, D3, D4	MeTV, Laff, Grit MeTV, CourtTV Mystery, Bounce	O&O O&O	12/1/2021 12/1/2021
130	Columbus, GA	WRBL	CBS	WRBL-D2, D3, D4	MeTV, ION, Laff	O&O	4/1/2021
132	Amarillo, TX	KAMR KCIT	NBC FOX	KAMR-D2, D3, D4 KCIT-D2, D3, D4 KCPN-LP	MNTV, Laff, Cozi TV Grit, CourtTV Mystery, Bounce MNTV	O&O LSA(4) LSA(4)	8/1/2022 8/1/2022 8/1/2022
138	Rockford, IL	WQRF WTVO	FOX ABC	WQRF-D2, D3 WTVO-D2, D3, D4	Bounce, CourtTV Mystery MNTV, Laff, Grit	O&O LSA(4)	12/1/2021 12/1/2021
140	Monroe, AR	KARD KTVE	FOX NBC	KARD-D2, D3, D4 KTVE-D2, D3, D4	Bounce, Grit, Cozi TV KARD, Laff, CourtTV Mystery	O&O LSA(4)	6/1/2021 6/1/2021
142	Lubbock, TX	KLBK KAMC	CBS ABC	KLBK-D2, D3 KAMC-D2, D3, D4	CourtTV, AntennaTV CourtTV Mystery, Bounce, CBN	O&O LSA(4)	8/1/2022 8/1/2022
144	Topeka, KS	KSNT KTKA	NBC ABC	KSNT-D2, D3, D4 KTKA-D2, D3, D4 KTMJ-CD, D2, D3, D4	FOX, ION, Bounce getTV, The CW, Justice FOX, CourtTV Mystery, Grit, Laff	O&O LSA(10) O&O	6/1/2022 6/1/2022
145	Midland, TX	KMID KPEJ	ABC FOX	KMID-D2, D3, D4 KPEJ-D2	Laff, CourtTV Mystery, Grit Estrella	O&O LSA(6)	8/1/2022 8/1/2022
146	Minot-Bismarck, ND	KXMA KXMB(14) KXMC KXMD(14)	The CW CBS CBS CBS	KXMA-D2, D3, D4 KXMB-D2, D3, D4 KXMC-D2, D3, D4 KXMD-D2, D3, D4	CBS, Laff, CourtTV Mystery The CW, Laff, CourtTV Mystery The CW, Laff, CourtTV Mystery The CW, Laff, CourtTV Mystery	O&O O&O O&O O&O	4/1/2022 4/1/2022 4/1/2022 4/1/2022
147	Wichita Falls, TX	KFDX KJTL	NBC FOX	KFDX-D2, D3, D4 KJTL-D2, D3, D4 KJBO-LP	MNTV, Laff, Cozi TV Grit, Bounce, CourtTV Mystery MNTV	O&O LSA(4) LSA(4)	8/1/2022 8/1/2022 8/1/2022
148	Sioux City, IA	KCAU	ABC	KCAU-D2, D3, D4	CourtTV Mystery, Laff, Bounce	O&O	2/1/2022
149	Panama City, FL	WMBB	ABC	WMBB-D2, D3, D4	MeTV, Laff, CourtTV Mystery	O&O	2/1/2021
152	Erie, PA	WJET WFXP	ABC FOX	WJET-D2, D3, D4 WFXP-D2, D3, D4	Laff, CourtTV Mystery, Cozi TV Grit, Bounce, AntennaTV	O&O LSA(4)	8/1/2023 8/1/2023
153	Joplin, MO	KSNF KODE	NBC ABC	KSNF-D2, D3, D4 KODE-D2, D3, D4	Laff, CourtTV Mystery, Cozi TV Grit, Bounce, ION	O&O LSA(4)	2/1/2022 2/1/2022
157	Wheeling, WV	WTRF	CBS	WTRF-D2, D3, D4	MNTV, ABC, CourtTV Mystery	O&O	10/1/2020

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Status(2)	FCC License Expiration Date
160	Terre Haute, IN	WTWO WAWV	NBC ABC	WTWO-D2, D3, D4 WAWV-D2, D3	Laff, CourtTV Mystery, Cozi TV Grit, Bounce	O&O LSA(4)	8/1/2021 8/1/2021
161	Binghamton, NY	WIVT	ABC	WIVT-D2, D3, D4 WBGH-CD, D2	NBC, Laff, CourtTV Mystery NBC, ABC	O&O O&O	6/1/2023 6/1/2023
164	Abilene, TX	KTAB KRBC	CBS NBC	KTAB-D2, D3, D4 KRBC-D2, D3, D4	Telemundo, CourtTV Mystery, ION Grit, Laff, Bounce	O&O LSA(4)	8/1/2022 8/1/2022
166	Beckley, WV	WVNS	CBS	WVNS-D2	FOX	O&O	10/1/2020
167	Hattiesburg, MS	WHLT	CBS	WHLT-D2, D3, D4	The CW, ION, CourtTV Mystery	O&O	6/1/2021
168	Billings, MT	KSVI KHMT	ABC FOX	KSVI-D2, D3, D4 KHMT-D2, D3	CourtTV Mystery, Bounce, AntennaTV CourtTV, ION	O&O LSA(4)	4/1/2022 4/1/2022
169	Rapid City, SD	KCLO	CBS	KCLO-D2, D3, D4	The CW, ION, CourtTV Mystery	O&O	4/1/2022
171	Dothan, AL	WDHN	ABC	WDHN-D2, D3, D4	CourtTV Mystery, Laff, Cozi TV	O&O	4/1/2021
172	Utica, NY	WFXV WUTR	FOX ABC	WFXV-D2, D3 WUTR-D2, D3, D4 WPNY-LP	CourtTV Mystery, Laff MNTV, Grit, Bounce MNTV	O&O LSA(4) O&O	6/1/2023 6/1/2023 6/1/2023
173	Clarksburg, WV	WBOY	NBC	WBOY-D2, D3, D4	ABC, CourtTV Mystery, Laff	O&O	10/1/2020
176	Jackson, TN	WJKT	FOX	WJKT-D2, D3, D4	CourtTV Mystery, Laff, Grit	O&O	8/1/2021
178	Elmira, NY	WETM	NBC	WETM-D2, D3, D4	Independent, Laff, CourtTV Mystery	O&O	6/1/2023
178	Alexandria, LA	WNTZ	FOX	WNTZ-D2, D3, D4	Bounce, CourtTV Mystery, Laff	O&O	6/1/2021
180	Marquette, MI	WJMN	CBS	WJMN-D2, D3, D4	CourtTV Mystery, Laff, Bounce	O&O	10/1/2021
181	Watertown, NY	WWTI	ABC	WWTI-D2, D3, D4	The CW, Laff, CourtTV Mystery	O&O	6/1/2023
188	Grand Junction, CO	KREX KREY(13) KFQX	CBS CBS FOX	KREX-D2, D3, D4 KREY-D2, D3, D4 KFQX-D2, D3, D4 KGJT-CD	Laff, MNTV, Bounce FOX, CourtTV Mystery, Grit CBS, CourtTV Mystery, Grit MNTV	O&O O&O LSA(4) O&O	4/1/2022 4/1/2022 4/1/2022 4/1/2022
195	San Angelo, TX	KLST KSAN	CBS NBC	KLST-D2, D3, D4 KSAN-D2, D3, D4	CourtTV Mystery, Grit, AntennaTV Laff, Bounce, ION	O&O LSA(4)	8/1/2022 8/1/2022

(1)

Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2019 4th Edition, as published by BIA Financial Network, Inc.

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

(4)	These stations are owned by Mission.
(5)	KNVA is owned by 54 Broadcasting, a subsidiary of Vaughan Media LLC (“Vaughan”).
(6)	These stations are owned by Marshall.
(7)	These stations are owned by White Knight Broadcasting (“White Knight”).
(8)	These stations are owned by Shield.
(9)	These stations are owned by Tamer Media, LLC (“Tamer”).
(10)	These stations are owned by Vaughan.
(11)	WNAC is owned by WNAC, LLC.
(12)	WYZZ is owned by Cunningham Broadcasting Corporation.
(13)	KREY operate as satellite stations of KREX.
(14)	KXMB and KXMD operate as satellite stations of KXMC.
(15)	WEUX operates as a satellite station of WLAX.
(16)	KREZ and KBIM operate as satellite stations of KRQE.
(17)	KHAW and KAII operate as satellite stations of KHON. KGMD and KGMV are satellites of KHII.
(18)	KSNC, KSNG and KSNK operate as satellite stations of KSNW.
(19)	KDLO and KPLO operate as satellite stations of KELO.
(20)	Pursuant to the FCC’s incentive auction, these stations are operating under channel sharing arrangements with another Company station in the same market.
(21)	Pursuant to the FCC’s incentive auction, station KRON will move to VHF channels and must vacate their current channels by May 2020. Station WNCN was moved to VHF channel in September 2019.
(22)	On September 19, 2019, we completed our merger with Tribune and acquired these television stations. Refer to Item 1, “Business – Recent Acquisitions and Dispositions” for additional information.

As described in the “Future Acquisitions and Dispositions” section above, on January 27, 2020, we acquired the non-license assets of television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, TX market from Sinclair.  On March 2, 2020, we acquired Fox affiliate WJZY and the MyNetworkTV affiliate WMYT in the Charlotte, NC market from Fox for approximately $45 million in cash, and sold to Fox the Fox affiliate KCPQ and the MyNetworkTV affiliate KZJO in the Seattle, WA market, as well as the Fox affiliate WITI in the Milwaukee, WI market, for approximately $350 million in cash, subject to customary adjustments.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. A limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by The Nielsen Company (US), LLC, a national audience measuring service, into 210 generally recognized television markets, known as DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. The Nielsen Company (US), LLC publishes data on estimated audiences for the television stations in each DMA on a quarterly basis. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, OVDs, Google, Facebook and other online media, newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Advertising Sales

General

Television station revenue is derived from the sale of local and national advertising. All network-affiliated stations are required to carry advertising sold by their networks which reduces the amount of advertising time available for sale by stations.  Our stations sell the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to stations for such programming. These programming arrangements are referred to as barter programming.

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

Distribution Revenue

We receive compensation from cable, satellite and other MVPDs and OVDs in return for our consent to the retransmission of the signals of our television stations and the carriage of WGN America. The revenues primarily represent payments from the MVPDs and OVDs and are typically based on the number of subscribers they have. Our successful negotiations with these distributors have created agreements that now produce meaningful sustainable revenue streams.

Network Affiliations

Except for WGN-TV, WDVM and KAUT (independent stations), all of the full power television stations that we own and operate, program or provide sales and other services to as of December 31, 2019 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC, and CBS are the most significant to our operations.  The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	29 agreements expire in December 2022.
FOX	Of the 43 agreements, one(1) expires in December 2020, 42(2) expire in August 2023.
NBC	Of the 35 agreements, 15 expire in December 2020 and 20 expire in December 2023.
CBS	Of the 49 agreements, one expires in February 2020, 10 expire in June 2020, one expires in January 2021, 2 expire in June 2021, 13 expire in December 2021, and 22 expire in December 2023.

(1)The affiliation agreement is owned by a station to which we provide sales and other services. We do not consolidate this station in our financial statements due to lack of a controlling financial interest.

(2)Three affiliation agreements are owned by three stations to which we provide services.  We do not consolidate these stations in our financial statements due to lack of a controlling financial interest.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network receives affiliation fees and has the right to sell a substantial majority of the advertising time during these broadcasts. We expect the network affiliation agreements listed above to be renewed upon expiration.

Investments

We hold a variety of investments as further described in Note 7 to our Consolidated Financial Statements. Currently, we derive significant cash flows from our largest equity method investment, a 31.3% interest in TV Food Network which operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Our partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 68.7% interest in TV Food Network and operates the networks on behalf of the partnership. Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel caters to avid food lovers by focusing on food information and instructional cooking programming and delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. Cooking Channel is a digital-tier network, available nationally and airs popular off-Food Network programming as well as originally produced programming.

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

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs, OVDs and online media (e.g. Google, Facebook, etc.). Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. An increase in the popularity of OVDs may result in popular product offerings that do not include television broadcast stations. The increased use of digital technology by MVPDs, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations or the operations of the stations to which we provide services.

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The following is a brief discussion of certain (but not all) provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcast stations. Over the years, the U.S. Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. For more information about the nature and extent of FCC regulation of television broadcast stations, refer to the Communications Act and the FCC’s rules, case precedent, public notices and policies.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by enforcement of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%. The FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing and favorable executive branch review, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters must use to assess their compliance with the foreign ownership restrictions.

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

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made television JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between commercial television stations and required public disclosure of those SSAs (while not considering them attributable). Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). There is the possibility of further litigation regarding the Third Circuit’s September 2019 opinion.

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

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA.  The duopoly rule also allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt. In its November 2017 Reconsideration Order, the FCC modified the duopoly rule to eliminate the “eight voices” test and permit case-by-case review of proposed “top four” combinations. As a result of the Third Circuit’s September 2019 opinion vacating the Reconsideration Order, the duopoly rule has been reinstated to the form in which it existed prior to the Reconsideration Order, although further litigation is possible.

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

In its 2016 Ownership Order, the FCC reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025. In the Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety. As a result of the Third Circuit’s September 2019 opinion vacating the Reconsideration Order, the rule has been reinstated, although further litigation is possible.

In certain markets, the Company owns and operates both full-power and low-power television broadcast stations. The FCC’s duopoly rule and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations.

In a number of markets, the Company owns two stations in compliance with the duopoly rule. We also are permitted to own two or more stations in various other markets pursuant to waivers under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station.  Additionally, we are permitted to own two stations in the Quad Cities, Illinois/Iowa, Greenville-Spartanburg, South Carolina-Asheville, North Carolina and Hartford-New Haven, Connecticut markets pursuant to waivers allowing ownership of a second station where that station is “failing.”  We also own two “top four” stations in the Indianapolis, Indiana market pursuant to an FCC determination that prohibition of such ownership would not serve the public interest.

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

With respect to our other local service agreements, a majority of our JSAs are once again attributable as a result of the JSA attribution rule’s reinstatement following the September 2019 Third Circuit decision, but we are allowed to maintain those agreements in effect through September 2025. Our SSAs with independently owned same-market stations are non-attributable.  We may therefore retain our existing SSAs in effect indefinitely, but we must disclose them, and the FCC may in the future consider regulations with respect to such agreements.

National Television Ownership. There is no limit on the number of television stations which a party may own nationally.   However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule originally provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station would be counted as 50% of a market’s percentage of total national audience.  In August 2016, the FCC adopted an order eliminating this “UHF discount,” and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the discount, which took effect once again in June 2017. A federal appeals court dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule, including the percentage reach cap and the UHF discount.  Comments and reply comments in this proceeding were filed in 2018.

The stations that Nexstar owns and provides services to have a combined national audience reach of approximately 39% of all U.S. television households (applying the FCC UHF discount).

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices,” ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices,” ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all independently owned radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market. In all cases, the television and radio components of the combination must also comply, respectively, with the local television ownership rule and the local radio ownership rule.  The FCC eliminated the radio/television cross-ownership rule in its November 2017 Reconsideration Order but reinstated it following the Third Circuit’s September 2019 decision.

Because a Nexstar director also currently serves on the board of directors of Urban One, Inc., which owns and operates approximately 55 radio stations in 16 markets, the FCC considers the radio stations owned by Urban One, Inc. as attributable to Nexstar.  Therefore, depending on the number of radio stations owned by Urban One, Inc. in a given market, we may not be able to purchase a television station in that market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper in the same market. The FCC eliminated the newspaper/broadcast cross-ownership rule in its November 2017 Reconsideration Order but reinstated it following the Third Circuit’s September 2019 decision. The FCC may consider waivers or grant exemptions from the rule in certain circumstances.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Under this rule and the subsequent legislation, stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (2) if located in the same DMA and not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs.  Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  Comments and reply comments on the further notice were filed in 2014.

Congress’s December 5, 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in 2015 and 2016.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. The U.S. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

Certain OVDs have begun streaming broadcast programming over the Internet.  In June 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act of 1976, as amended (the “Copyright Act”).  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.

The Company has elected to exercise retransmission consent rights for all of its stations where it has legal rights to do so. The Company has negotiated retransmission consent agreements with the majority of MVPDs serving its markets to carry the stations’ signals and, where permitted by its network affiliation agreements, will negotiate agreements with OVDs.

Employees

As of December 31, 2019, the Company had a total of 16,193 employees, comprised of 13,589 full-time and 2,604 part-time employees. As of December 31, 2019, 1,741 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.  See Item 3, “Legal Proceedings” for detailed discussion.

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

As of December 31, 2019, the Company had $8.5 billion of debt, net of unamortized financing costs, discounts and premium, which represented 80.7% of the total combined capitalization.

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

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing its 5.625% senior unsecured notes due 2024 (“5.625% Notes due 2024”) and our 5.625% senior unsecured notes due 2027 (“5.625% Notes due 2027”), limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, it would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of its business.

The terms of the Company’s senior secured credit facilities and the indentures governing its 5.625% Notes due 2024 and 5.625% Notes due 2027 contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

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

The credit agreement governing our obligations under our senior secured credit facility contains covenants that require us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. The credit agreements governing Mission’s and Shield’s obligations under their senior secured credit facilities do not contain financial covenant ratio requirements; however, they include events of default if we do not comply with all covenants contained in the credit agreement governing our senior secured credit facility.

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

As of December 31, 2019, the VIEs are each 100% owned by independent third parties. These entities owned and operated 36 full power television stations, of which 32 stations were included in our financial statements as consolidated VIEs. We have entered into local service agreements with these VIEs, pursuant to which we provide services to their stations. In return for the services we provide, we receive substantially all of the VIEs’ available cash, after satisfaction of their operating costs and any debt obligations.

As of December 31, 2019, Mission’s senior secured credit facility consists of a Term Loan B with an outstanding principal balance of $226.2 million due January 17, 2024 and a $3.0 million revolving credit facility, of which nothing was drawn and outstanding.  Shield’s senior secured credit facility consists of a Term Loan A with an outstanding principal balance of $21.8 million due October 26, 2023.

We guarantee full payment of all of the obligations incurred under the Mission and Shield senior secured credit facilities in the event of their default. All consolidated VIEs have granted purchase options that permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs.

We do not own the VIEs or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in the consolidated VIEs because of (1) the local service agreements Nexstar has with the VIEs’ stations, (2) Nexstar’s guarantees of the obligations incurred under the Mission and Shield senior secured credit facilities, (3) Nexstar having power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations at any time, subject to FCC consent.

In December 2019, Marshall, a VIE previously consolidated by Nexstar and the owner of three television stations, filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas.  Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain contracts between Nexstar and Marshall, including the JSAs.  As a result of these developments, Nexstar evaluated its business arrangements with Marshall and determined that it no longer had the power to direct the most significant economic activities of the entity and thus no longer meets the accounting criteria for a controlling financial interest in the entity.  Thus, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019. The SSAs between Nexstar and Marshall are currently active, but the bankruptcy court may repudiate those contracts as well and could negatively impact our operations in the three markets where Marshall stations operate.

On April 3, 2019, Marshall filed a lawsuit against Nexstar in the Supreme Court of the State of New York. The lawsuit initially asserted eight causes of action, five of which were subsequently dismissed by the Supreme Court (the Court’s order dismissing those five claims is currently on appeal). The remaining causes of action allege: (i) breach of the SSAs between Nexstar and Marshall; (ii) breach of the guaranty agreement between Nexstar and Marshall’s lenders; and (iii) conversion of certain retransmission fees collected by Nexstar on Marshall’s behalf. Marshall is seeking monetary and punitive damages, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously.  On November 20, 2019, Nexstar filed counterclaims against Marshall and Pluria Marshall, in his individual capacity, alleging breach of the SSAs, unjust enrichment, and fraudulent conveyance.  Nexstar seeks payment of the outstanding amount due under the SSAs as compensatory damages, punitive damages for the alleged fraudulent conveyances, and attorneys’ fees and costs. The parties have agreed to stay all claims pending mediation scheduled for March 2020.  As of December 31, 2019, Nexstar has an outstanding receivable from Marshall for services rendered under the SSAs of $13.9 million. Additionally, Mission has an outstanding loan receivable from Marshall amounting to $48.9 million.  We believe these receivables are collectible.  We will continue to evaluate future developments on Marshall’s bankruptcy process.

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

The Company has various funded, qualified non-contributory defined benefit retirement plans which covers certain employees and former employees. As of December 31, 2019, these qualified retirement plans were underfunded by approximately $387.8 million. The qualified retirement plans had $2.077 billion in total net assets available to pay benefits to participants enrolled in the plans as of December 31, 2019. The Company made no contributions in 2019 to the plan.

The Company also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage of the defined benefit retirement plan to certain employees and former employees. As of December 31, 2019, the total liability was $55.1 million.  The Company also has various retiree medical savings account plans which reimburses eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees. Although the Company has frozen participation and benefits under all plans, two significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the Company’s expense and may necessitate higher cash contributions to the qualified retirement plans.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2019, based on projected future income, approximately $187.8 million of the Company’s deferred tax assets, net of valuation allowance, will more likely than not be realized in the future. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission or certain of our other VIEs.

At December 31, 2019, the Company had NOLs of approximately $127.2 million for U.S. federal tax purposes and $280.0 million for state tax purposes. A valuation allowance has been recorded against $64.2 million of Federal NOLs and $17.6 million of State NOLs attributable to a consolidated VIE.  Federal NOLs generated for years prior to 2018 expire at varying dates through 2037 and NOLs generated after 2019 carry forward indefinitely. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.  The Company’s NOLs are subject to limitations under Section 382.  As of December 31, 2019, the Company does not expect any NOLs to expire as a result of Section 382 limitation.

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

We could face additional tax-related liabilities if the IRS prevails on a proposed income tax audit adjustment related to Tribune’s past transaction. We may also face additional tax liabilities stemming from an ongoing tax audit of Tribune.

While we believe our tax positions and reserves are reasonable, the resolutions of certain tax issues related to a past transaction of Tribune are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities as a result of our acquisition of Tribune for the transactions contemplated by the agreement, dated August 21, 2009, between Tribune and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”).

On June 28, 2016, the IRS issued to Tribune a Notice of Deficiency which presented the IRS’s position that the gain on the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through December 31, 2019 would be approximately $96 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019.  Briefing is ongoing, and an opinion on the merits is expected after briefing is complete.  The U.S. Tax Court issued an opinion on January 6, 2020 that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty.  Other aspects of this litigation remain in process.  We continue to pursue resolution of this disputed tax matter with the IRS and we continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain.  If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $147.0 million of tax payments prior to its merger with Nexstar.

We did not recognize any tax reserves related to the Chicago Cubs Transactions upon the Merger on September 19, 2019.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. As of December 31, 2019, 29 full power television stations have primary affiliation agreements with ABC, 35 with NBC, 43 with FOX, 49 with CBS, 22 with The CW and 16 with MNTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime-time programming per week, while each of FOX, MNTV and The CW provides affiliated stations with up to 15 hours of prime-time programming per week. In return, affiliated stations broadcast the applicable network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2023. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see Item 1, “Business—Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or further change in the current retransmission consent regulations could have an adverse effect on our business, financial condition and results of operations.

A significant portion of Nexstar’s revenue comes from its retransmission consent agreements with MVPDs (mainly cable and satellite television providers) and OVDs.  These agreements permit the distributors to retransmit our stations’ and WGN America’s signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition and results of operations.

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

Moreover, the national television broadcast networks have taken the position that they, as the owners or licensees of certain of the programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive from MVPDs under our retransmission consent agreements and are requiring their network affiliation agreements with us to provide for such payments. All of our affiliation agreements with the broadcast networks also include terms that limit our ability to grant retransmission consent rights to traditional MVPDs as well as OVDs, services that provide video streaming to consumers.  The need to pay a portion of our retransmission consent revenue to our networks, and network limitations on our ability to enter into retransmission consent agreements, could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Under this rule and the subsequent legislation, stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned television station in the same DMA; or (2) if located in the same DMA and not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs and OVDs.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals if they are adopted.

Congress’s December 5, 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were submitted in 2015 and 2016.  In July 2016, the then-Chairman of the FCC announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

In December 2019, Congress enacted and the President signed into law the Television Viewer Protection Act of 2019 (the “TVPA”).  Among other things, the TVPA directs the FCC to adopt rules that require “large [television] groups” (which, as defined in the statute, include Nexstar) to negotiate retransmission consent in good faith with certain “qualified [MVPD] buying group[s]” (as defined in the statute) comprised of multiple MVPDs.  Nexstar’s obligation under the TVPA to negotiate retransmission consent on a collective basis with certain groups of MVPDs may add complexity to Nexstar’s overall negotiation process and could adversely affect the amount and flow of Nexstar’s retransmission consent revenues.  We cannot predict the effect of the TVPA and the FCC’s implementing rules on our business and results of operations.

Certain OVDs have begun streaming broadcast programming over the Internet.  In June 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements. If the FCC ultimately determines that an OVD is not an MVPD or declines to apply certain rules governing MVPDs to OVDs, our business and results of operations could be materially and adversely affected.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate or provide services to which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC.  The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period. However, in an extreme case, the FCC may deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application. We will be filing applications to renew our television licenses on a rolling schedule beginning in June 2020 and ending in April 2023. The Company expects the FCC to grant future renewal applications for its stations in due course but cannot provide any assurances that the FCC will do so.

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

FCC rules and policies may also make it more difficult for the Company to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change. The need for FCC and other regulatory approvals could restrict the Company’s ability to consummate future transactions, if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations. Additionally, our television acquisitions over the past several years have significantly increased the Company’s national audience reach to a level that approaches national television ownership limits imposed by the Communications Act and FCC rules.  This may restrict future television station acquisitions by the Company and may require the Company to divest current stations in connection with any acquisition in order to comply with national television ownership limits.

Growing the Company’s business through acquisitions involves risks and if it is unable to manage effectively its growth, its operating results will suffer.

In 2019, we completed our merger with Tribune and acquired 31 full power television stations and one AM radio station in 23 markets (net of divestitures of 13 Tribune stations), WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets. In the same transaction, we also sold eight of our legacy stations. In 2017, we completed our merger with Media General, Inc. (“Media General”) and acquired 71 full power stations in 42 markets (net of divestitures of 7 Media General stations). In the same transaction, we also sold five of our legacy stations.  To manage effectively its growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, the Company will need, among other things, to continue to develop its financial and management controls and management information systems. The Company will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm its business.

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

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted the 2016 Ownership Order concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made television JSA relationships attributable interests, and (6) defined a category of sharing agreements designated as SSAs between commercial television stations and required public disclosure of those SSAs (while not considering them attributable).

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted the Reconsideration Order addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the eight voices test, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations.  The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019.  On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). There is the possibility of further litigation regarding the Third Circuit’s September 2019 opinion.

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

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  In the Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety.  As a result of the Third Circuit’s September 2019 opinion vacating the Reconsideration Order, the rule has been reinstated, although further litigation is possible.

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

The FCC may review these “grandfathered” TBAs and LMAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs and LMAs fully attributable to the programmer. If the FCC does so, we will be required to terminate or modify our grandfathered TBAs and LMAs unless the FCC’s rules allow ownership of two stations in the applicable markets. As of December 31, 2019, we provide services under “grandfathered” TBAs or LMAs to five television stations owned by third parties.

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

The number of television stations we may acquire in any local market or nationwide is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast television, broadcast radio and daily newspaper interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another broadcast station in the same market that is subject to the FCC’s media ownership rules.

The Company has a material amount of goodwill and intangible assets, and therefore the Company could suffer additional losses due to future asset impairment charges.

As of December 31, 2019, $9.2 billion, or 65.6%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. The Company recorded an impairment charge of $63.3 million during the year ended December 31, 2019 attributable to the goodwill of its digital businesses. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests its finite-lived intangible assets whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction, or a forecast of such reductions, in operating results or cash flows at the Company’s broadcast or digital businesses. Our broadcast business’ operating results and cash flows could be affected by a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations or by adverse changes to FCC ownership rules, among others, which may be beyond the Company’s control. Our digital business’ operating results and cash flows could be affected by intense competition, investment in technologies that are subject to a greater degree of obsolescence, significant reliance on third-party vendors to deliver services, rapid evolving nature and other factors. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors has declared in 2019 a total cash dividend with respect to the outstanding shares of our Class A common stock of $1.80 per share in equal quarterly installments of $0.45 per share. On January 30, 2020, our board of directors approved a 24.4% increase in the quarterly cash dividend to $0.56 per share of outstanding Class A Common Stock beginning with the first quarter of 2020.  We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

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

We may incur significant costs to address contamination issues at sites we acquired from Tribune.

We may incur costs in connection with the investigation or remediation of contamination at sites we acquired from Tribune. Historical operations at these sites may have resulted in releases of hazardous materials to soil or groundwater. In addition, we could be required to contribute to cleanup costs at third-party waste disposal facilities at which wastes were disposed. In connection with Tribune’s spin-off of the assets (other than owned real estate and certain other assets) and certain liabilities related to Tribune’s then principal publishing operations to Tribune Publishing Company (“Tribune Publishing”), Tribune Publishing agreed to indemnify Tribune for costs related to certain identified contamination issues at sites owned, operated or used by Tribune Publishing. In turn, Tribune agreed to indemnify Tribune Publishing for certain other environmental liabilities. Environmental liabilities, including investigation and remediation obligations, could adversely affect our operating results or financial condition.

Adverse results from litigation or governmental investigations involving us can impact our business practices and operating results.

We are party to various litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.

The financial performance of equity method investments that we acquired could adversely impact our results of operations.

We have significant investments in businesses (primarily TV Food Network) that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Consolidated Statement of Operations and Comprehensive Income under “Income (loss) on equity investments, net,” which contributes to our income from continuing operations before income taxes. From September 19, 2019 to December 31, 2019, our income from equity investments from TV Food Network, net was $20.5 million. During this period, we received cash distribution from TV Food Network of $14.8 million. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income and financial condition and liquidity. We do not control the day-to-day operations of our equity method investments or have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.

We may not be able to adequately protect the intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

Our business relies on a combination of patented and patent-pending technology, trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect its technology, intellectual property and brand names. We believe our proprietary technology, trademarks and other intellectual property rights are important to our continued success and our competitive position. Any impairment of any such intellectual property or brands could adversely impact the results of our operations or financial condition.

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

New technologies may adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, video on demand, online distribution of programming, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, digital delivery and other technological changes has increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques now in use are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques and other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. Furthermore, the FCC has authorized television broadcasters to transmit using a so-called “Next Gen” (ATSC 3.0) standard on a voluntary, market-driven basis.  This new transmission standard may allow broadcast television stations to provide a multitude of enhanced services to consumers, including but not limited to the delivery of ultra-high definition video and advanced audio to home and mobile screens, new public safety capabilities such as advanced emergency alerting, and localized, personalized and interactive content.  We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

The FCC may impose substantial fines, exceeding $400,000 per violation (and subject to annual adjustments for inflation), on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. Because the Company’s programming is in large part comprised of programming provided by the networks with which the stations are affiliated, the Company does not have full control over what is broadcast on its stations and may be subject to the imposition of fines if the FCC finds such programming to be indecent.

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

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include online video programming distributors.  Additionally, the outcomes of FCC proceedings to determine whether to modify or eliminate certain of its broadcast ownership rules have in some cases been negated by court review and may be the subject of further litigation, and the FCC has initiated its next quadrennial proceeding to review the agency’s media ownership rules.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. Of these 11 total stations, one station went off the air in November 2017. The station that went off the air did not have a significant impact on our financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area.  Of the remaining ten stations, eight have ceased broadcasting on their current channels and implemented channel sharing arrangements. Of the two remaining stations, one moved to a very high frequency (“VHF”) channel and vacated its former channel in 2019 and the remaining station is moving to VHF channel and must vacate its current channel by May 2020.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and must cease operating on their former channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs and, in many cases, subsequent requests for reimbursement of those costs. As of December 6, 2019, verified cost estimates for repack stations and MVPDs were approximately $1.95 billion, with 79 percent of the repack complete and reimbursements still to be made to certain low power television and FM radio stations affected by the repack. During the three years ended December 31, 2019, the Company spent a total of $108.7 million in capital expenditures related to station repack, of which $99.7 million were reimbursed by the FCC in 2019 during the same period, with the remainder expected to be reimbursed. As of December 31, 2019, approximately $92.7 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

The reallocation of television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the impact of the incentive auction and subsequent repack on our business.

Risks Related to Tribune’s Emergence from Bankruptcy

We may not be able to settle, on a favorable basis or at all, unresolved claims filed in connection with Tribune’s Chapter 11 proceedings and resolve the appeals seeking to overturn the order confirming the Tribune’s bankruptcy plan (as defined below).

On December 31, 2012, certain entities (including Tribune and certain of its direct and indirect subsidiaries) that had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) (the “Debtors”) emerged from Chapter 11. Certain of the Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material.

On April 12, 2012, the Debtors, the official committee of unsecured creditors, and creditors under certain prepetition debt facilities filed a Chapter 11 plan of reorganization (the “Plan”) with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”).

Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, in whole or in part, including the settlement of certain causes of action relating to the Leveraged ESOP Transactions consummated by Tribune and Tribune’s employee stock ownership plan, EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007, that was embodied in the Plan.  See Note 17—Commitment and Contingencies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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

As of December 31, 2019, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, our financial condition may be adversely affected.

Risks Related to Tribune Publishing’s Spin-Off

If the Tribune Publishing spin-off does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (“IRC”), including as a result of subsequent acquisitions of stock of Tribune or Tribune Publishing, then Tribune may be required to pay substantial U.S. federal income taxes.

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

In connection with the Tribune Publishing spin-off, Tribune received a private letter ruling (the “IRS Ruling”) from the IRS to the effect that the distribution and certain related transactions qualified as tax-free to Tribune, its then stockholders and warrantholders and Tribune Publishing for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling did not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties have relied on the opinion of special tax counsel, Debevoise & Plimpton LLP, to the effect that the distribution and certain related transactions qualified as tax-free to Tribune and its then stockholders and warrantholders. The opinion of the special tax counsel relied on the IRS Ruling as to matters covered by it.

The IRS Ruling and the opinion of the special tax counsel were based on, among other things, certain representations and assumptions as to factual matters made by Tribune and certain of its then stockholders. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS Ruling or the opinion of the special tax counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the IRS Ruling and the opinion of the special tax counsel were based on the current law then in effect, and cannot be relied upon if current law changes with retroactive effect.

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

We have office space for our corporate headquarters in Irving, TX, which is leased through 2024. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own approximately 61% of our office and studio locations and approximately 54% of our tower and transmitter locations. The remaining properties that we utilize in our operations are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

Starting in July 2018, a series of plaintiffs filed putative class action lawsuits against the Defendants and others alleging that they coordinated their pricing of television advertising, thereby harming a proposed class of all buyers of television advertising time from one or more of the Defendants since at least January 1, 2014.  The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations.  On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”).  On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel.

The MDL Litigation is ongoing.  The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019.  The Defendants filed a Motion to Dismiss on September 5, 2019.  Before the Court ruled on that motion, the Plaintiffs filed their Second Amended Consolidated Complaint on September 9, 2019.  This complaint added additional defendants and allegations.  The Defendants filed a Motion to Dismiss and Strike on October 8, 2019.  That motion is currently pending.  Nexstar and Tribune deny the allegations against them and will defend their advertising practices.

In connection with the Merger, Nexstar assumed contingencies from certain legal proceedings, as follows (except for the Marshall Litigation):

Tribune Chapter 11 Reorganization and Confirmation Order Appeals—On December 8, 2008 (the “Petition Date”), Tribune and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  On April 12, 2012, the Debtors, Oaktree Capital Management, L.P. (“Oaktree”), Angelo, Gordon & Co. L.P. (“AG”), the Official Committee of Unsecured Creditors (the “Creditors’ Committee”), and JPMorgan Chase Bank, N.A. (“JPMorgan” and, collectively with the Debtors, Oaktree, AG and the Creditors’ Committee, the “Plan Proponents”) filed the Fourth Amended Joint Plan of Reorganization for Tribune and its Subsidiaries with the Bankruptcy Court (as subsequently modified by the Plan Proponents, the “Plan”).

On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”).  The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”).  The Bankruptcy Court has entered final decrees that have collectively closed 108 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.

Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES; and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”).  The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions (as defined below) consummated by the Debtors, the Tribune employee stock ownership plan, the Zell Entity and Samuel Zell in 2007.  Each of the Confirmation Order appeals has been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank.  On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan.  Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018.  That appeal remains pending before the Third Circuit.  If the remaining appellants succeed on their appeals, Tribune’s financial condition may be adversely affected.

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors.  Amounts and payment terms for these claims, if applicable, were established in the Plan.  The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date.  As of December 31, 2019, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $17 million and are estimated to be sufficient to satisfy such obligations.

As of December 31, 2019, all but 347 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied.  The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and with Tribune becoming wholly-owned by the Tribune Company employee stock ownership plan (the “Leveraged ESOP Transactions”).  Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation.  Under the Plan, the indemnity claims of Tribune’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations and Comprehensive Income and primarily include professional advisory fees and other costs related to the resolution of unresolved claims.  Such amounts were not significant from September 19, 2019 to December 31, 2019.   The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2020 and potentially in future periods.

Termination of Tribune and Sinclair Merger Agreement—On August 9, 2018, Tribune provided notification to Sinclair that it terminated, effective immediately, the Agreement and Plan of Merger, dated May 8, 2017, with Sinclair, which provided for the acquisition by Sinclair of all of the outstanding shares of Tribune’s common stock.  Additionally, on August 9, 2018, Tribune filed a complaint in the Delaware Court of Chancery against Sinclair, alleging that Sinclair willfully and materially breached its obligations under the merger agreement.  The lawsuit sought damages for all losses incurred as a result of Sinclair’s breach of contract under the merger agreement.  On January 27, 2020, Nexstar and Sinclair resolved the outstanding lawsuit between Tribune and Sinclair. As part of the resolution, Sinclair has agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary conditions.  Sinclair has also sold to Nexstar certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas DMA.  Nexstar and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by stations acquired by Nexstar in connection with the Tribune acquisition.  Finally, on January 28, 2020, Sinclair made a cash payment to Nexstar in an amount that represents the amount of $60.0 million plus the payments made or to be made by Nexstar with respect to WDKY and the KGBT non-license assets purchases.

Chicago Cubs Transactions—On August 21, 2009, Tribune and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), among other parties, entered into an agreement (the “Cubs Formation Agreement”) governing the contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC.  The transactions contemplated by the Cubs Formation Agreement and the related agreements thereto (the “Chicago Cubs Transactions”) closed on October 27, 2009.  As a result of these transactions, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) owned 95% and Tribune owned 5% of the membership interests in CEV LLC.  The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain as the transaction was structured to comply with the partnership provisions of the IRC and related regulations.

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income.  Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty.  In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2019 would be approximately $96 million.  During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination.  A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019.  Briefing is ongoing, and an opinion on the merits is expected after briefing is complete.  The U.S. Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty.  Other aspects of this litigation remain in process.

On January 22, 2019, Tribune sold its 5% membership interest in CEV LLC and paid the federal and state taxes due on the deferred gain and the gain on sale of its ownership of CEV LLC through its regular tax reporting process.  The sale of Tribune’s ownership interest in CEV LLC has no impact on Tribune’s ongoing dispute with the IRS.  On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar pursuant to the Merger Agreement (See Note 3).  Nexstar continues to disagree with the IRS’s position that the Chicago Cubs Transactions generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain.  If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009.  Nexstar estimates that the federal and state income taxes would be approximately $225 million before interest and penalties.  Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009.  Tribune made approximately $147 million of tax payments prior to its merger with Nexstar. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy.  Tribune no longer owns any portion of CEV LLC.  The Company has not recorded any tax reserves related to the Chicago Cubs Transactions.

Marshall Litigation— On April 3, 2019, Marshall filed a lawsuit against Nexstar in the Supreme Court of the State of New York. The lawsuit initially asserted eight causes of action, five of which were subsequently dismissed by the Supreme Court (the Court’s order dismissing those five claims is currently on appeal). The remaining causes of action allege: (i) breach of the SSAs between Nexstar and Marshall; (ii) breach of the guaranty agreement between Nexstar and Marshall’s lenders; and (iii) conversion of certain retransmission fees collected by Nexstar on Marshall’s behalf. Marshall is seeking monetary and punitive damages, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously.  On November 20, 2019, Nexstar filed counterclaims against Marshall and Pluria Marshall, in his individual capacity, alleging breach of the SSAs, unjust enrichment, and fraudulent conveyance.  Nexstar seeks payment of the outstanding amount due under the SSAs as compensatory damages, punitive damages for the alleged fraudulent conveyances, and attorneys’ fees and costs. The parties have agreed to stay all claims pending mediation scheduled for March 2020.

As discussed in Note 2—Variable Interest Entities—Non-Consolidated VIEs to our Consolidated Financial Statements in Part IV, Item (15(a) of this Annual Report on Form 10-K, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for Southern District of Texas in December 2019.  Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain contracts between Nexstar and Marshall, including the JSAs.  As a result of these developments, Nexstar evaluated its business arrangements with Marshall and determined that it no longer had the power to direct the most significant economic activities of the entity and thus no longer meets the accounting criteria for a controlling financial interest in Marshall.  Thus, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019.  As of this date, Nexstar has an outstanding receivable from Marshall for services rendered under the SSAs of $13.9 million.  Additionally, Mission has an outstanding loan receivable from Marshall amounting to $48.9 million.  We believe these receivables are collectible.  We will continue to evaluate future developments on Marshall’s bankruptcy process.

See Notes 2, 9 and 17 in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

As of February 26, 2020, there were approximately 42,000 shareholders of record of our Class A Common Stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2019, 2018 and 2017 total annual cash dividends of $1.80 per share, $1.50 per share and $1.20 per share, respectively, with respect to outstanding shares of our Class A common stock. The dividends were paid in equal quarterly installments.

On January 30, 2020, our board of directors approved a 24.4% increase in the quarterly cash dividend to $0.56 per share of outstanding Class A Common Stock beginning with the first quarter of 2020. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing its existing notes limit its ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the fourth quarter of 2019:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
November 13-22, 2019	380,000	$102.37	380,000	162,973,939
December 2-4, 2019	59,743	$103.85	59,743	156,769,607
	439,743	$102.57	439,743

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2019

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,665,825	$22.36	3,495,479
Equity compensation plans not approved by security holders	—	—	—
Total	1,665,825	$22.36	3,495,479

For a more detailed description of our equity plans and grants, we refer you to Note 14 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2014 through December 31, 2019 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies: Gray Television, Inc., Tegna, Inc. and Sinclair. The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2014, with the reinvestment of dividends into shares of our Class A Common Stock or the indices, as applicable. The performance shown is not necessarily indicative of future performance.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Nexstar Media Group, Inc. (NXST)	$100.00	$114.96	$126.58	$159.34	$163.54	$248.38
NASDAQ Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Peer Group	$100.00	$108.08	$96.71	$109.58	$84.49	$120.80

Item 6.	Selected Financial Data

The selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are presented in the table below. The period-to-period comparability of our consolidated financial statements is affected by acquisitions. In 2019, we acquired 23 full power television station, net of all station divestitures, one AM radio station, a national entertainment cable network, a 31.3% interest in TV Food Network and a portfolio of real estate assets.  In 2018, we acquired or began providing services to five full power television stations and acquired one digital business. In 2017, we acquired or began providing services to 65 full power television stations, net of all station divestitures, and acquired two digital businesses. In 2016, we acquired nine full power television stations, including consolidated VIEs. In 2015, we acquired 14 full power television stations, including consolidated VIEs, and two digital businesses. This information should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2019	2018	2017	2016	2015
Statements of Operations Data, for the years ended December 31:
Net revenue	$3,039,324	$2,766,696	$2,431,966	$1,103,190	$896,377
Operating expenses (income):
Corporate expenses	189,548	110,921	138,394	51,177	44,856
Direct operating expenses, net of trade	1,331,248	1,101,423	978,930	371,242	293,288
Selling, general and administrative expenses, excluding corporate	540,433	469,012	466,712	212,429	187,624
Trade and barter expense	17,384	16,494	56,970	45,439	46,651
Depreciation	123,375	109,789	100,658	51,300	47,222
Amortization of intangible assets	200,317	149,406	159,500	46,572	48,475
Amortization of broadcast rights, excluding barter	85,018	61,342	62,908	22,461	22,154
Goodwill and intangible assets impairment(1)	63,317	19,911	19,985	15,262	-
Gain on disposal of stations, net(2)	(96,091)	-	(57,716)	-	-
Reimbursement from the FCC related to station repack(3)	(70,356)	(29,381)	-	-	-
Total operating expenses	2,384,193	2,008,917	1,926,341	815,882	690,270
Income from operations(4)	655,131	757,779	505,625	287,308	206,107
Income (loss) on equity investments, net(5)	17,925	(2,436)	(1,268)	(562)	(517)
Interest expense, net	(304,350)	(220,994)	(241,195)	(116,081)	(80,520)
Loss on extinguishment of debt, net(6)	(10,301)	(12,120)	(34,882)	-	-
Pension and other postretirement plans credit, net(7)	15,600	10,755	13,120	-	-
Other (expenses) income	(684)	(39)	(16)	7	-
Income before income taxes	373,321	532,945	241,384	170,672	125,070
Income tax (expense) benefit(8)	(137,026)	(144,680)	233,943	(77,572)	(48,687)
Net income	236,295	388,265	475,327	93,100	76,383
Net (income) loss attributable to noncontrolling interests	(6,036)	1,212	(330)	(1,563)	1,301
Net income attributable to Nexstar Media Group, Inc.	$230,259	$389,477	$474,997	$91,537	$77,684
Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$5.01	$8.52	$10.38	$2.98	$2.50
Diluted	$4.80	$8.21	$10.07	$2.89	$2.42
Weighted average common shares outstanding:
Basic	45,986	45,718	45,754	30,687	31,100
Diluted	47,923	47,412	47,149	31,664	32,091

(1)

Certain of our digital businesses recognized impairment charges related to goodwill and finite-lived intangible assets during the years ended December 31, 2019, 2018, 2017 and 2016. For additional information, refer to Note 5 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Form 10-K.

(2)

In connection with our merger with Tribune on September 19, 2019, we sold the assets of 21 full power television stations in 16 markets, eight of which were previously owned by us and 13 of which were previously owned by Tribune. These divestitures resulted in a $96.1 million net gain on disposals.  In connection with our merger with Media General on January 17, 2017, we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General.  These divestitures resulted in a $57.7 million net gain on disposals.  For additional information, refer to Note 3 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Form 10-K.

(3)

Certain of the Company’s stations have been assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. The reimbursements received by the Company from the FCC were recognized as operating income in 2019 and 2018.

(4)

Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games. However, due to the accretive acquisitions in 2015 through 2019, the income from operations increased over time.

(5)

In connection with Nexstar’s merger with Tribune completed on September 19, 2019, Nexstar acquired a 31.3% ownership stake in TV Food Network. From the date of acquisition to December 31, 2019, Nexstar recognized equity in income from this investment of $20.5 million, along with loss from other equity method investments.  See Note 7 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

(6)

In November 2019, the Company called the entire principal balance of its $400.0 million 5.875% Notes and $275.0 million 6.125% Notes, resulting in a loss on extinguishment of debt of $6.6 million.  The Company also made prepayments of its outstanding term loans during 2019 resulting in total loss on extinguishment of debt of $3.7 million.  In October 2018, the Company refinanced its then existing term loans and revolving loans. The Company also made prepayments of its outstanding term loans during 2018. These transactions resulted in total loss on extinguishment of debt of $12.1 million. In January 2017, the Company refinanced its then existing term loans and revolving loans.  In February 2017, the Company called the entire principal balance of its $525.0 million 6.875% senior unsecured notes. The Company also made prepayments of its outstanding term loans during 2017. These transactions in 2017 resulted in total loss on extinguishment of debt of $34.9 million.

(7)

The Company previously reported its pension and other postretirement benefit credit, consisting of expected return on plan assets and interest cost, as a credit to corporate expenses.   In 2018, the Company adopted the FASB Accounting Standards Update (“ASU”) 2017-07 which requires presentation of net periodic benefit cost, other than service costs, as a separate line item below income from operations. The adoption of ASU 2017-17 reduced the operating income in 2017 by $13.2 million but did not impact net income.

(8)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a reduction of the Company’s net deferred tax liability of $322.2 million and a corresponding deferred income tax benefit in 2017.

	2019	2018	2017	2016	2015
Balance Sheet data, as of December 31:
Cash and cash equivalents	$232,070	$145,115	$115,652	$87,680	$43,416
Working capital	404,210	362,903	385,515	173,639	113,967
Net intangible assets and goodwill	9,177,960	5,438,145	5,492,110	1,340,565	1,255,358
Total assets(1)	13,989,737	7,062,030	7,481,647	2,966,085	1,835,134
Total debt(1)	8,492,588	3,981,003	4,362,460	2,342,419	1,476,214
Total stockholders’ equity	2,053,493	1,868,984	1,581,310	284,354	86,373
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$417,467	$736,867	$109,091	$284,253	$205,308
Investing activities(2)	(4,702,155)	(175,514)	(2,066,285)	(135,122)	(474,341)
Financing activities(2)	4,388,251	(531,890)	1,057,367	822,932	180,537
Capital expenditures, net of proceeds from asset disposals(3)	193,060	101,902	52,435	31,152	25,397
Cash payments for broadcast rights	100,630	61,979	62,531	23,004	22,473

(1)

In September 2019, the Company’s total assets and total debt increased following the consummation of our merger with Tribune. The total purchase price to acquire Tribune was $7.187 billion. In connection with the merger, we issued debt instruments with a total principal amount of $4.860 billion. In January 2017, the Company’s total assets and total debt increased following the consummation of our merger with Media General. The total purchase price of this acquisition was $4.347 billion. The Company issued term loans in January 2017 with a total principal amount of $3.044 billion, the proceeds of which were used to partially finance the merger and to refinance certain then-existing term loans with a total principal balance of $617.5 million.  In 2017, we also assumed Media General’s $400.0 million 5.875% senior unsecured notes due 2022 in connection with the merger, redeemed our legacy $525.0 million 6.875% senior unsecured notes in February 2017, and made prepayments on our term loans during the year. In 2016, we issued our $900.0 million 5.625 Notes due 2024, the proceeds of which were initially deposited in escrow (noncurrent asset) until its utilization in January 2017 to partially finance our merger with Media General. Refer to Notes 3 and 9 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

(2)

Increases in use of cash for investing activities in 2019 and 2017 primarily relates to the payments of the purchase price, net of proceeds from station divestitures, to acquire Tribune in September 2019 and Media General in January 2017. Increases in source of cash from financing activities in 2019, 2017 and 2016 were primarily due to issuances of debt to partially finance the acquisitions of Tribune and Media General. The use of cash for financing activities in 2018 were primarily due to prepayments of term loans.

(3)

In 2019, our capital expenditures included $79.3 million, which the FCC reimbursed in connection with the station repack. It also included capital expenditures of $7.2 million which was funded by the proceeds from the incentive auction received in 2017.  In 2018, our capital expenditures included $26.8 million, which the FCC reimbursed in connection with the station repack.  It also included capital expenditures of $2.9 million which was funded by the proceeds from the incentive auction received in 2017.

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

Executive Summary

2019 Highlights

•

Net revenue during 2019 increased by $272.6 million, or 9.9% compared to the same period in 2018. The increase in net revenue was primarily due to the incremental revenue from acquisitions of $483.8 million and an increase in distribution revenue of $96.5 million from our legacy stations. These increases were partially offset by a decrease in our legacy stations’ revenue from television advertising of $221.9 million primarily due to 2019 not being an election year, a net decrease of $37.5 million in digital revenue of our entities and legacy stations primarily due to the combined effect of a decline in revenue from our social media advertising platform, marketplace changes which decreased select demand-side platform customer buying and organic growth in our local customer buying trends (increase in local revenue from our stations’ web and mobile sites and from other internet-based revenue), and decrease in revenue resulting from station divestitures of $40.4 million.

•	During 2019, our Board of Directors declared quarterly dividends of $0.45 per share of our outstanding common stock, or total dividend payments of $82.8 million.
•

During 2019, we repurchased a total of 439,743 shares of our Class A common stock for $45.1 million, funded by cash on hand.  As of December 31, 2019, the remaining available amount under the share repurchase authorization was $156.8 million.

2019 Acquisitions and Dispositions

On September 19, 2019, we completed our previously announced Merger with Tribune, a diversified media and entertainment company registered and incorporated in the State of Delaware.  As a result of the Merger, we acquired Tribune’s 31 full power television stations, net of Tribune station divestitures, and one AM radio station in 23 markets.  We also acquired WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network, Inc. and a portfolio of real estate assets.  The total purchase price of the merger was $7.187 billion, including $4.2 billion in cash payments to stockholders of Tribune, $2.99 billion in repayment of certain debt of Tribune, including premium and accrued interest, and $1.0 million in replacement awards of warrants.

Substantially concurrently with the closing of the Merger, we sold the assets of 21 full power television stations in 16 markets to TEGNA, Inc., E.W. Scripps Company and Circle City Broadcasting I, Inc.  The total consideration of these divestitures was approximately $1.36 billion (inclusive of working capital adjustments).  We sold the 13 stations previously owned or operated by Tribune for $1.008 billion in cash, including working capital adjustments.  We sold the eight stations that we previously owned for $358.6 million in cash, including working capital adjustments.  These divestitures resulted in a net gain on disposal of $96.1 million.

The cash consideration, the repayment of Tribune debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand of Nexstar and Tribune, proceeds from the station divestitures, new term loan borrowings and the issuance of new notes (see “Debt Transactions” below). See also Note 3—Acquisitions and Dispositions and Note 9—Debt to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information about the Merger and recently issued debt.

Future Acquisitions and Dispositions

On November 5, 2019, we entered into purchase and sale agreements with Fox whereby we will purchase the Fox affiliate WJZY and the MyNetworkTV affiliate WMYT in the Charlotte, NC market from Fox for approximately $45 million in cash, and will sell to Fox the Fox affiliate KCPQ and the MyNetworkTV affiliate KZJO in the Seattle, WA market, as well as the Fox affiliate WITI in the Milwaukee, WI market, for approximately $350 million in cash, subject to customary adjustments.  The transaction, which has received FCC approval, closed on March 2, 2020.

On January 14, 2020, we sold our sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for total cash consideration of $14.4 million.

On January 27, 2020, we and Sinclair agreed to settle the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement.  Tribune is an entity acquired by Nexstar in September 2019. As part of the resolution, Sinclair has agreed to sell to us television station WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary conditions.  Sinclair has also sold to us certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas DMA.  We and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by stations we acquired in connection with the Tribune acquisition.  Finally, on January 28, 2020, Sinclair made a cash payment to Nexstar in an amount that represents the amount of $60.0 million plus the payments made or to be made by Nexstar with respect to WDKY and the KGBT non-license assets purchases.

2019 Debt Transactions

•

On July 3, 2019, we completed the sale and issuance of our $1.120 billion 5.625% Notes due 2027.  On September 19, 2019, we borrowed $3.065 billion in new Term Loan B, issued at 99.21%, and $675.0 million in new Term Loan A, issued at 99.31%.  The proceeds from these transactions, plus proceeds from the sale of certain television station assets and cash on hand, were used to finance the purchase price of our Merger with Tribune and to pay the related fees and expenses.

•

On November 22, 2019, we issued an additional $665.0 million aggregate principal amount of 5.625% Notes due 2027 at an offering price of 104.875%, which resulted in a debt premium of $27.4 million after giving effect to certain fees relating thereto.  The proceeds from the notes were used to redeem our $400.0 million aggregate principal amount of 5.875% senior unsecured notes due 2022 (the “5.875% Notes”) and our $275.0 million aggregate principal amount of 6.125% senior unsecured notes due 2022 (the “6.125% Notes”).

•

On November 29, 2019, Mission paid the outstanding principal balances of Marshall’s loans to third party bank lenders totaling $48.9 million, plus accrued and unpaid interest.  After making the payment, Mission became Marshall’s new lender under the same Marshall credit agreement.

•	In 2019, we prepaid a total of $180.0 million in principal balance under our Term Loan B, funded by cash on hand.

•	Through December 2019, the Company repaid scheduled maturities of $47.3 million under its Term Loan A and Term Loan B.

Overview of Operations

As of December 31, 2019, we owned, operated, programmed or provided sales and other services to 197 full power television stations, including those owned by VIEs, in 115 markets in the states of Alabama, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.  The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 32 full power television stations are VIEs that are consolidated into our financial statements. See Note 2—Variable Interest Entities to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for a discussion of the local service agreements we have with these independent third parties.  We also own WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets.

The operating revenue of our stations is derived substantially from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2019 and 2018, revenue generated from local broadcast advertising represented 69.8% and 73.2%, respectively, of our consolidated spot revenue (total of local and national broadcast advertising revenue, excluding political advertising revenue). The remaining broadcast advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National representative commission rates vary within the industry and are governed by each station’s agreement.

Another source of revenue for the Company that has grown significantly in recent years relates to retransmission of our station signals and the carriage of WGN America by cable, satellite and other MVPDs (collectively referred to as distribution revenue). MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream was primarily due to increases in the subscriber rates paid by MVPDs resulting from contract renewals (retransmission consent and carriage agreements generally have a three-year term), scheduled annual escalation of rates per subscriber, and the establishment of distribution agreements with OVDs. Additionally, the rates per subscriber of newly acquired television stations are converted into our terms which are typically higher than those of other companies because we have been negotiating such agreements for a longer period of time and are, therefore, approximately one full negotiating cycle ahead of our competitors. Currently, broadcasters deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees.  Nexstar anticipates retransmission fees will continue to increase until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

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

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. Beginning on January 1, 2018, we no longer recognize assets and expense resulting from these barter transactions. Refer to Note 2—Revenue Recognition to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

Our primary operating expenses include employee salaries, commissions and benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations and the stations we provide services to remains relatively fixed.

We guarantee full payment of all obligations incurred under Mission’s and Shield’s senior secured credit facilities in the event of their default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes due 2024 and our 5.625% Notes due 2027.  Shield does not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

In December 2019, Marshall, a VIE previously consolidated by Nexstar and the owner of three television stations, filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas.  Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain contracts between Nexstar and Marshall, including the JSAs.  As a result of these developments, we evaluated our business arrangements with Marshall and determined that we no longer have the power to direct the most significant economic activities of the entity and thus no longer meet the accounting criteria for a controlling financial interest in the entity.  Thus, we deconsolidated Marshall’s assets, liabilities and equity effective in December 2019. The SSAs between us and Marshall are currently active.

Refer to Note 2—Variable Interest Entities to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information with respect to consolidated VIEs.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the FCC’s November 2017 order on reconsideration. The court later denied petitions for en banc rehearing; on November 29, 2019 its decision became effective; and on December 20, 2019 the FCC issued an order that formally reinstated the rule. Further litigation is possible. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that now share a channel with another station, one station that moved to a VHF channel in 2019, one station that will move to a VHF channel in May 2020 and one that went off the air in November 2017. The station that went off the air did not have a significant impact on our financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area.

Sixty one (61) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the years ended December 31, 2019 and 2018, the Company spent a total of $79.3 million and $26.8 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Consolidated Balance Sheets.  During the years ended December 31, 2019 and 2018, the Company received $70.4 million and $29.4 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Consolidated Statements of Operations and Comprehensive Income.  As of December 31, 2019, approximately $92.7 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2019 was neither an election year nor Olympic year.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in thousands) and each type of revenue as a percentage of total net revenue for the years ended December 31:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Core advertising	$1,335,126	43.9	$1,089,920	39.4	$1,108,017	45.6
Political advertising	51,889	1.7	251,209	9.1	26,865	1.1
Distribution revenue	1,368,881	45.0	1,121,081	40.5	995,790	40.9
Digital	241,519	7.9	261,159	9.4	226,752	9.3
Other	24,524	0.8	26,485	1.0	17,861	0.8
Trade and barter revenue	17,385	0.7	16,842	0.6	56,681	2.3
Total net revenue	3,039,324	100.0	2,766,696	100.0	2,431,966	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations for the years ended December 31 (dollars in thousands), and each component of operating expense as a percentage of net revenue:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Net revenue	$3,039,324	100.0	$2,766,696	100.0	$2,431,966	100.0
Operating expenses (income):
Corporate expenses	189,548	6.2	110,921	4.0	138,394	5.7
Direct operating expenses, net of trade	1,331,248	43.8	1,101,423	39.8	978,930	40.3
Selling, general and administrative expenses, excluding corporate	540,433	17.8	469,012	17.0	466,712	19.2
Depreciation	123,375	4.1	109,789	4.0	100,658	4.1
Amortization of intangible assets	200,317	6.6	149,406	5.4	159,500	6.6
Amortization of broadcast rights, excluding barter	85,018	2.7	61,342	2.2	62,908	2.6
Trade and barter expense	17,384	0.6	16,494	0.6	56,970	2.3
Reimbursement from the FCC related to station repack	(70,356)	(2.3)	(29,381)	(1.1)	-	-
Goodwill and intangible assets impairment	63,317	2.1	19,911	0.7	19,985	0.8
Gain on disposal of stations, net	(96,091)	(3.2)	-	-	(57,716)	(2.4)
Total operating expenses	2,384,193		2,008,917		1,926,341
Income from operations	$655,131		$757,779		$505,625

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $1.335 billion for the year ended December 31, 2019 as compared to $1.090 billion for the same period in 2018, an increase of $245.2 million, or 22.5%.  The increase is primarily due to our incremental revenue from acquisitions, primarily resulting from our Merger with Tribune of $275.0 million, partially offset by a decrease in revenue as a result of station divestitures of $14.6 million.  Our legacy stations’ core advertising revenue decreased by $15.1 million. Our largest advertiser category, automobile, represented approximately 22% and 23% of our local and national advertising revenue for each of the years ended December 31, 2019 and 2018, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 3% during the year. The other categories representing our top five were attorneys and home repair/manufacturing, which increased in 2019, and furniture and medical/healthcare, which decreased in 2019.

Political advertising revenue was $51.9 million for the year ended December 31, 2019, compared to $251.2 million for the same period in 2018, a decrease of $199.3 million, or 79.3%.  Our legacy stations’ revenue decreased by $206.8 million as 2019 was not an election year.  This was partially offset by incremental revenue from acquisition of $12.5 million, less decreases from station divestitures of $5.0 million.

Distribution revenue was $1.369 billion for the year ended December 31, 2019, compared to $1.121 billion for the same period in 2018, an increase of $247.8 million, or 22.1%, primarily due to incremental revenue from our acquisitions, mainly Tribune, of $169.8 million, less decreases in revenue resulting from station divestitures of $18.5 million.  Our legacy stations’ revenue also increased by $96.5 million taking into account the combined effect of recent retransmission consent agreement renewals and scheduled annual rate increases per subscriber, contributions from distribution agreements with OVDs and the temporary disruption of distribution agreements with AT&T/DirecTV from July 2, 2019 to August 29, 2019. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase in distribution revenue until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our other digital operations, was $241.5 million for the year ended December 31, 2019, compared to $261.2 million for the same period in 2018, a decrease of $19.7 million or 7.5%. This was primarily due to a $49.7 million net decrease in revenue from our social media platform and the effects of marketplace changes which decreased select demand-side platform customer buying, partially offset by growth on our agency services. These decreases were partially offset by incremental revenue from acquisitions, primarily Tribune, of $19.5 million and an increase in revenue from our legacy stations of $12.2 million.

Operating Expenses (Income)

Corporate expenses, related to costs associated with the centralized management of our stations, were $189.5 million for the year ended December 31, 2019, compared to $110.9 million for the same period in 2018, an increase of $78.6 million, or 70.9%. This was primarily attributable to an increase in legal and professional fees, severance, bonuses and other compensation costs of $69.5 million primarily associated with our acquisition of Tribune, and an increase in stock-based compensation related to new equity incentive awards of $6.1 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $1.872 billion for the year ended December 31, 2019, compared to $1.570 billion for the same period in 2018, an increase of $302.0 million, or 19.2%. The increase was primarily due to expenses of our newly acquired stations and entities, mainly Tribune, of $247.3 million (including network and programming costs of $157.0 million), partially offset by a decrease of $18.0 million related to our station divestitures. Additionally, our legacy stations’ programming costs increased by $96.6 million primarily due to network affiliation renewals and annual increases in our network affiliation costs. These increases were partially offset by an $18.6 million decrease in the operating expenses of our digital products due primarily to marketplace changes and challenges that led to lower revenue.

Depreciation of property and equipment was $123.4 million for the year ended December 31, 2019, compared to $109.8 million for the same period in 2018, an increase of $13.6 million, or 12.4%. This was primarily due to incremental depreciation related to assets acquired in the Merger of $9.0 million and increased depreciation from related station repacking activities.

Amortization of intangible assets was $200.3 million for the year ended December 31, 2019, compared to $149.4 million for the same period in 2018, an increase of $50.9 million, or 34.1%. This was primarily due to increased amortization related to intangible assets acquired in the Merger of $59.9 million, partially offset by decreases in amortization from certain fully amortized assets.

Amortization of broadcast rights, excluding barter was $85.0 million for the year ended December 31, 2019, compared to $61.3 million for the same period in 2018, an increase of $23.7 million, or 38.6%.  This was primarily attributable to incremental amortization resulting from new broadcast rights acquired through the Merger of $30.5 million.  This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  The Company’s stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020.  Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack.  In 2019 and 2018, we received a total of $70.4 million and $29.4 million, respectively, in reimbursements from the FCC which we recognized as operating income.

In the third quarter of 2019, we recorded a $63.3 million goodwill and intangible assets impairment on our digital reporting unit due to deterioration in customer relationships, mainly driven by marketplace changes on select demand-side platform customers, that led to a long-term projected decrease in operating results.

In connection with the Merger, we sold the assets of 21 full power television stations in 16 markets, eight of which were previously owned by us and 13 of which were previously owned and operated by Tribune. We sold the Tribune stations for $1.008 billion in cash, including working capital adjustments, and we sold our stations for $358.6 million in cash, including working capital adjustments. These divestitures resulted in a net gain on disposal of $96.1 million.

Income on equity investments, net

In connection with our merger with Tribune completed on September 19, 2019, we acquired a 31.3% ownership stake in TV Food Network. From the date of acquisition to December 31, 2019, Nexstar recognized equity in income from this investment of $20.5 million, along with loss from other equity method investments of $2.6 million.

Interest Expense, net

Interest expense, net was $304.3 million for the year ended December 31, 2019, compared to $221.0 million for the same period in 2018, an increase of $83.4 million, or 37.7%, primarily due to interest on new borrowings of $87.0 million and one time fees associated with the financing of our Merger with Tribune of $26.6 million. These increases were partially offset by decreases in debt related interest expense of $23.7 million, primarily due to prepayments and scheduled repayments of term loans and redemption of bonds, and interest income we earned from an escrow deposit during the third quarter of 2019 of $4.9 million and a reduction in interest from our existing term loans due to principal prepayments and scheduled repayments.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $10.3 million for the year ended December 31, 2019, compared to $12.1 million for the same period in 2018, a decrease of $1.8 million, or 15.0%.  In November 2019, we redeemed our $400.0 million 5.875% Notes and our $275.0 million 6.125% Notes.  We also made prepayments of our outstanding term loans during 2019.  These transactions resulted in total loss on extinguishment of debt of $10.3 million.  In October 2018, the Company refinanced its then existing term loans and revolving loans. We also made various prepayments of outstanding term loans during 2018.  These transactions resulted in total loss on extinguishment of debt of $12.1 million.

Income Taxes

Income tax expense was $137.0 million for the year ended December 31, 2019, compared to an income tax expense of $144.7 million for the same period in 2018, a decrease in income tax expense of $7.7 million. The effective tax rates during the years ended December 31, 2019 and 2018 were 36.8% and 27.1%, respectively.

In 2019, we recognized the tax impact of the divested stations previously owned by us including an income tax expense of $10.3 million, or an increase to the effective tax rate of 2.8%, attributable to nondeductible goodwill written off as a result of the sale. We also recognized an impairment loss on our reporting unit’s goodwill and intangible assets (See Note 4). The impairment loss related to goodwill is not deductible for purposes of calculating the tax provision resulting in an income tax expense of $8.9 million, or an increase to the effective tax rate of 2.4%. Valuation allowance increased by $19.9 million, or an increase to the effective tax rate of 5.3%, primarily due to the Company’s belief, based upon consideration of positive and negative evidence, that certain deferred tax assets related to one of the VIEs were not likely to be realized.  Other changes to the effective tax rates relate to the various permanent differences such as the tax impact of limitation on compensation deduction, the tax impact related to nondeductible meals and entertainment and the tax impact of excess benefits related stock-based compensation recognized in the income statement pursuant to ASU No. 2016-09 (adopted as of January 1, 2017). These transactions and events resulted in a total income tax expense effect of $6.18 million, or an increase to the effective tax rate of 1.64%.

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

Revenue

Core advertising revenue was $1.090 billion for the year ended December 31, 2018, compared to $1.108 billion for the same period in 2017, a decrease of $18 million, or 1.6%.  Our legacy stations’ local and national advertising revenue decreased by $41.5 million, which reflected the changes in the mix between our core and political advertising revenue during an election year. Our station divestitures in 2017 also resulted in a decrease in revenue of $0.7 million. These decreases were partially offset by $21.7 million incremental revenue during the first quarter of 2018, resulting from our merger with Media General in January 2017, and $2.5 million incremental revenue from station acquisitions in the third and fourth quarters of 2018. Our largest advertiser category, automobile, represented approximately 24% and 25% of our local and national advertising revenue for each of the years ended December 31, 2018 and 2017, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 10% during the year. The other categories representing our top five were attorneys and medical/healthcare, which increased in 2018, and furniture and fast food/restaurants, which decreased in 2018.

Political advertising revenue was $251.2 million for the year ended December 31, 2018, compared to $26.9 million for the same period in 2017, an increase of $224.3 million, as 2018 was an election year.

Distribution revenue was $1.121 billion for the year ended December 31, 2018, compared to $995.8 million for the same period in 2017, an increase of $125.3 million, or 12.6%. Our legacy stations’ revenue increased by $82.9 million primarily due to scheduled annual escalation of rates per subscriber, renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term) and initial contributions from distribution agreements with OVDs. Additionally, our merger with Media General in January 2017 resulted in incremental revenue of $38.5 million and our station acquisitions in the third and fourth quarters of 2018 resulted in incremental revenue of $4.7 million, partially offset by a $0.8 million decrease resulting from station divestitures in 2017.  Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase in distribution revenue until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$417,467	$736,867	$109,091
Net cash used in investing activities(1)	(4,702,155)	(175,514)	(2,066,285)
Net cash provided by (used in) financing activities	4,388,251	(531,890)	1,057,367
Net increase in cash, cash equivalents and restricted cash	$103,563	$29,463	$(899,827)
Cash paid for interest	$250,663	$218,746	$239,558
Income taxes paid, net of refunds(2)	$315,051	$90,717	$272,689

(1)

In 2019, the investing activities included total capital expenditures of $197.5 million, of which $79.3 million was reimbursed from the FCC in connection with the station repack and $7.2 million was funded by the incentive auction proceeds received from the FCC in 2017.  In 2018, the investing activities included total capital expenditures of $106.2 million, of which $26.8 million was reimbursed from the FCC in connection with the station repack and $2.9 million was funded by the incentive auction proceeds received from the FCC in 2017.

(2)

Income taxes paid, net of refunds, includes (i) payment for tax liabilities resulting from various sale of stations in 2019 of $199.5 million, (ii) net tax payments in 2018 of $1.1 million pertaining to tax liabilities assumed in an acquisition, and (iii) the cash paid for income taxes, net of refunds, totaling $237.9 million in 2017, primarily related to the proceeds received to relinquish certain spectrum and tax liabilities resulting from various sale of stations.

	As of December 31,
	2019	2018
Cash, cash equivalents and restricted cash	$248,678	$145,115
Long-term debt, including current portion	8,492,588	3,981,003
Unused revolving loan commitments under senior secured credit facilities (1)	139,662	166,372

(1)

Based on the covenant calculations as of December 31, 2019, all of the $139.7 million total unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing. This amount is net of $23.7 million outstanding standby letters of credit as of December 31, 2019, of which $20.3 million was assumed from Tribune primarily in support of its worker’s compensation insurance programs.

Cash Flows – Operating Activities

Net cash provided by operating activities decreased by $319.4 million during the year ended December 31, 2019 compared to the same period in 2018. This was primarily attributable to an increase in station and corporate operating expenses (excluding non-cash transactions) of $371.0 million, partially offset by an increase in net revenue (excluding trade) of $272.1 million, an increase in payments for tax liabilities of $224.3 million, primarily due to nonrecurring tax payment of $199.5 million resulting from the sale of stations, an increase in payments for broadcast rights of $38.7 million, an increase in cash paid for interest of $31.9 million and a decrease in source of cash from timing of accounts receivable collections of $28.7 million.  These were partially offset by a decrease in use of cash resulting from timing of payments to vendors of $127.6 million and an increase in distributions from our equity investments of $15.3 million.

Cash paid for interest increased by $31.9 million during the year ended December 31, 2019 compared to the same period in 2018, primarily due to one-time fees incurred in 2019 amounting to $26.6 million associated with the financing of the Merger.

Net cash provided by operating activities increased by $627.8 million during the year ended December 31, 2018 compared to the same period in 2017. This was primarily attributable to an increase in net revenue (excluding trade and barter) of $374.6 million less an increase in station and corporate operating expenses (excluding non-cash transactions) of $89.2 million, a decrease in payments for tax liabilities of $182.0 million, primarily due to nonrecurring tax payments in 2017 resulting from the sale of stations and tax payments related to the proceeds from spectrum auction, a decrease in cash paid for interest of $20.8 million, a decrease in the use of cash resulting from timing of payments to vendors of $32.8 million, source of cash resulting from timing of accounts receivable collections of $87.5 million, and a decrease in payments for contingent consideration related to a past acquisition of $4.0 million.

Cash paid for interest decreased by $20.8 million during the year ended December 31, 2018 compared to the same period in 2017, primarily due to one-time fees incurred in 2017 associated with the financing of our acquisitions.

Cash Flows – Investing Activities

Net cash used in investing activities during the years ended December 31, 2019, 2018 and 2017 were $4.702 billion, $175.5 million and $2.066 billion, respectively.

In September 2019, we completed our acquisition of Tribune for a total cash purchase price of $7.187 billion, less $1.306 billion of cash and restricted cash acquired.  This was partially offset by the proceeds from the sale of 21 full power television stations in 16 markets for a total cash consideration of $1.353 billion which occurred concurrently with the Tribune acquisition. On November 29, 2019, Mission, a consolidated VIE, paid the outstanding principal balances of Marshall’s loans to third party bank lenders totaling $48.9 million.  After making the payment, Mission became Marshall’s new lender.  Marshall is a deconsolidated VIE due to its filing for bankruptcy protection in December 2019. As such Marshall’s cash balance of $5.0 million were excluded from our consolidated financial statements.

During the year ended December 31, 2019, we spent $197.5 million in capital expenditures, including $79.3 million related to station repack and $7.2 million related to relinquishment of certain spectrum.  These investing cash outflows were partially offset by the proceeds from reimbursements of spectrum repack amounting to $70.4 million, proceeds from asset disposals of $4.4 million and distribution from our equity investments of $2.2 million.

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

Cash Flows – Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 were $4.388 billion, compared to net cash used in financing activities of $531.9 million in the same period in 2018.  During the year ended December 31, 2017, net cash provided by financing activities were $1.057 billion.

In 2019, we issued term loans, net of debt discount, of $3.711 billion, issued an initial $1.120 billion 5.625% senior unsecured notes at par, and issued an additional $665.0 million 5.625% senior unsecured notes, plus a premium of $27.4 million.  We incurred and paid total financing costs of $72.1 million for issuing these loans in 2019. The proceeds from the term loans and the initial notes 5.625% senior unsecured notes were used to partially fund our merger with Tribune in September 2019. The proceeds from the additional 5.625% senior unsecured notes were used to redeem in full our two senior unsecured notes with a total principal balance of $675.0 million, plus total premium of $10.1 million.    The Company also made prepayments and scheduled principal payments of its existing term loans totaling to $227.3 million, funded by cash on hand.  In 2019, we paid dividends to our common stockholders of $82.8 million ($0.45 per share each quarter), repurchased our treasury shares for $45.1 million, made payments to our capital lease and capitalized software obligations of $9.2 million, paid taxes in exchange for shares of common stock withheld of $9.8 million and purchased a noncontrolling interest of $6.4 million.  These outflows were partially offset by the proceeds from the exercise of stock options during the year amounting to $2.4 million.

In 2018, we borrowed $44.0 million under our revolving credit facility to partially fund our acquisition of LKQD and received $6.0 million in proceeds from stock option exercises. Marshall also issued a $51.8 million term loan to refinance the outstanding principal balances under its previous term loan and revolving credit facility of $48.8 million and $3.0 million, respectively. Additionally, Marshall borrowed a $5.6 million revolving loan to partially repay its Term Loan A of $5.6 million. In October 2018, the Company amended its credit agreements which decreased the interest rates and extended the maturity date on certain of its debt. In connection with this refinancing, Nexstar borrowed an additional $150.0 million under its Term Loan A, the proceeds of which were used to partially repay the outstanding principal balance under Nexstar’s Term Loan B of $150.0 million. These transactions were partially offset by repayments of outstanding obligations under our revolving credit facility of $44.0 million, repayments of outstanding principal balance under the Company’s term loans of $401.6 million, purchases of treasury stock of $50.5 million, payments of dividends to our common stockholders of $68.6 million ($0.375 per share each quarter), payments for capital lease and capitalized software obligations of $8.8 million, cash payment for taxes in exchange for shares of common stock withheld of $4.9 million, payments to acquire the remaining assets of a station previously owned by KRBK, LLC of $2.5 million and payments for debt financing costs associated with the Company’s debt refinancing of $1.1 million.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2019, the Company had total debt of $8.5 billion, net of unamortized financing costs, discounts and premium, which represented 80.7% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2019 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Nexstar senior secured credit facility	$5,666,650	$105,877	$283,323	$2,365,700	$2,911,750
Mission senior secured credit facility	226,242	2,285	4,571	219,386	-
Shield senior secured credit facility	21,811	1,148	3,903	16,760	-
5.625% senior unsecured notes due 2024	900,000	-	-	900,000	-
5.625% senior unsecured notes due 2027	1,785,000	-	-	-	1,785,000
	$8,599,703	$109,310	$291,797	$3,501,846	$4,696,750

We make semiannual interest payments on our 5.625% Notes due 2024 on February 1 and August 1 of each year.  We make semiannual payments on the 5.625% Notes due 2027 on January 15 and July 15 of each year. Interest payments on our, Mission’s and Shield’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our, Mission’s and Shield’s senior secured credit facilities, as well as the indentures governing our 5.625% Notes due 2024 and 5.625% Notes due 2027, limit, but do not prohibit us, Mission or Shield, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company had $139.7 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2019. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments.

During 2019, we repurchased a total of 439,743 shares of our Class A common stock for $45.1 million, funded by cash on hand.  As of December 31, 2019, the remaining available amount under the share repurchase authorization was $156.8 million.

On January 14, 2020, we sold our sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd. for total cash consideration of $14.4 million.

On January 27, 2020, we and Sinclair agreed to settle the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement.  Tribune is an entity that we acquired in September 2019. As part of the resolution, Sinclair has agreed to sell to us WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary conditions.  Sinclair has also sold to us certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas DMA.  We and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by stations we acquired in connection with the Tribune acquisition.  Finally, on January 28, 2020, Sinclair made a cash payment to Nexstar in an amount that represents the amount of $60.0 million plus the payments made or to be made by Nexstar with respect to WDKY and the KGBT non-license assets purchases.

On January 30, 2020, our Board of Directors declared a quarterly dividend of $0.56 per share of our Class A common stock. The dividend was paid on February 28, 2020 to stockholders of record on February 14, 2020.

On January 30, 2020, we prepaid $30.0 million of the outstanding principal balance under our term loans, funded by cash on hand.

On February 28, 2020, we prepaid $100.0 million of the outstanding principal balance under our term loans, funded by cash on hand.

On March 2, 2020, we acquired Fox affiliate WJZY and the MyNetworkTV affiliate WMYT in the Charlotte, NC market from Fox for approximately $45 million in cash, and sold to Fox the Fox affiliate KCPQ and the MyNetworkTV affiliate KZJO in the Seattle, WA market, as well as the Fox affiliate WITI in the Milwaukee, WI market, for approximately $350 million in cash, subject to customary adjustments. We intend to use the net cash proceeds from the transactions to reduce borrowings under our credit facilities.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of December 31, 2019, we were in compliance with our financial covenant. We believe Nexstar, Mission and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 5.625% Notes due 2024 and our 5.625% Notes due 2027 for a period of at least the next 12 months from December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships (except as described below), such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of December 31, 2019, we have outstanding standby letters of credit with various financial institutions amounting to $23.7 million, of which $20.3 million was assumed from the merger with Tribune primarily in support of the worker’s compensation insurance program.  The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under senior secured credit facilities and would not be available for withdrawal.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2019, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Recorded contractual obligations:
Nexstar senior secured credit facility	$5,666,650	$105,877	$283,323	$2,365,700	$2,911,750
Mission senior secured credit facility	226,242	2,285	4,571	219,386	-
Shield senior secured credit facility	21,811	1,148	3,903	16,760	-
5.625% senior unsecured notes due 2024	900,000	-	-	900,000	-
5.625% senior unsecured notes due 2027	1,785,000	-	-	-	1,785,000
Operating lease obligations	270,256	45,669	75,699	63,143	85,745
Finance lease obligations	22,457	1,795	3,646	3,651	13,365
Broadcast rights current cash commitments(1)	259,492	118,026	126,688	14,778	-
Other(2)(3)(4)	30,475	6,990	22,030	1,455	-
Unrecorded contractual obligations:
Network affiliation agreements	2,762,485	946,117	1,545,045	271,323
Cash interest on debt(5)	2,298,171	395,051	774,145	650,552	478,423
Executive employee contracts(6)	44,602	23,036	19,190	2,376
Broadcast rights future cash commitments(7)	176,049	70,264	81,091	24,694	-
Other	110,257	30,703	54,554	25,000
	$14,573,947	$1,746,961	$2,993,885	$4,558,818	$5,274,283

(1)	Future minimum payments for license agreements for which the license period has begun.
(2)

Excludes our liability as of December 31, 2019, to surrender spectrum pursuant to the FCC’s incentive auction of $78.0 million. This liability represents our obligation to move a station from a UHF channel to a VHF channel. Upon completion, the liability and the related spectrum asset will be derecognized with no expected cash flow impact.

(3)

As of December 31, 2019, we had $49.9 million of unrecognized tax benefits, inclusive of interest and certain deduction benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.

(4)

As of December 31, 2019, we had $442.9 million and $29.0 million of funding obligations with respect to our pension benefit plans and other postretirement benefit plans, respectively, which are not included in the table above. See Note 11 to our Consolidated Financial Statements for further information regarding our funding obligations for these benefit plans.

(5)	Estimated interest payments due as if all debt outstanding as of December 31, 2019 remained outstanding until maturity, based on interest rates in effect at December 31, 2019.
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

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, broadcast rights, distribution revenue, pension and postretirement benefits and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

For an overview of our significant accounting policies, we refer you to Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our Consolidated Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

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

Mission and the other consolidated VIEs are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (1) local service agreements we have with the stations they own, (2) our guarantee of the obligations incurred under Mission’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2021 and 2028. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $9.2 billion, or 65.6%, of our total assets as of December 31, 2019. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements, developed technology, brand value, and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The estimated fair value of an FCC license is calculated using a discounted cash flow model referred to as the Greenfield Method.  The Greenfield Method attempts to isolate the income that is attributable to the license alone. This approach is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks an affiliation with a network (commonly known as an independent station), lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process.  The Greenfield Method assumes annual cash flows over a projection period model.  Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) market long-term revenue growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate. The assumptions used in estimating the fair value of a network affiliation agreement are similar to those used in the valuation of an FCC license. The Greenfield Method is also utilized in the valuation of network affiliation agreements except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium based on the programming of a network affiliate relative to an independent station.  This approach would result in an estimated fair value of the collective FCC license and a network affiliation agreement. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill

For purposes of goodwill impairment tests, the Company has one aggregated television stations reporting unit, because of the stations’ similar economic characteristics, one cable network reporting unit and one digital business reporting unit. The Company’s impairment review for FCC licenses is performed at the television station market level.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required.  If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using the Greenfield Method of discounted cash flow analysis.  An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

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

We performed our annual impairment tests on goodwill and FCC licenses attributable to our broadcast business and cable network using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts. There were no indicators that our finite-lived intangible assets attributable to broadcast markets will not be recoverable.

Due to the actual and projected decreases in operating results of our digital reporting unit, management performed a quantitative impairment assessment during the third quarter of 2019.  The long-term projected effect of the deterioration in customer relationships, mainly driven by marketplace changes on select demand-side platform customers, led to the decrease in this business unit’s current operating results and forecasts.  The estimated fair value of the reporting unit was determined using a combination of an income approach and a market comparable method.  The income approach utilizes the estimated discounted cash flows expected to be generated by the reporting unit assets.  The market comparable method employs comparable company information, and where available, recent transaction information for similar assets.  As a result of the impairment review, the estimated fair value of the reporting unit did not exceed the carrying amount and the Company recorded a non-cash pre-tax impairment charge of $42.5 million in the third quarter of 2019.  As of December 31, 2019, the digital reporting unit has no remaining balance of goodwill.

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

We also performed quantitative and qualitative tests to determine whether our digital reporting unit’s finite-lived assets are recoverable. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use of these assets, we determined that the carrying amounts are recoverable as of December 31, 2019. No other events or circumstances were noted in 2019 that would indicate impairment.

Valuation of Investments

We account for investments in which we own at least 20% of an investee’s voting securities or we have significant influence over an investee under the equity method of accounting.  We record equity method investments at cost.  For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment.

In connection with our merger with Tribune, we recorded an equity method investment in TV Food Network amounting to $1.447 billion.  The estimated fair value on acquisition was based on a weighting of valuations using a combination of various methods.  These methods included a discounted cash flow model, a dividend-capitalization approach, and comparable private transaction and public company multiples.  Discounts were also applied for the lack of control of the investee and marketability of a presumed sale.  Inputs to the calculation of the discounted cash flow model include, but are not limited to, expected future revenues, expenses, and cash flows, projected future growth rates, and estimated discount rates.  See Note 3—Acquisitions and Dispositions to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information about the merger.

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired.

Broadcast Rights Carrying Amount

We record cash broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of cash broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Periodically, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our cash broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2019, the carrying amounts of our current cash broadcast rights were $49.6 million and our non-current cash broadcast rights were $57.6 million.

Pension plans and other postretirement benefits

A determination of the liabilities and cost of the Company’s pension and other postretirement plans (“OPEB”) requires the use of assumptions. The actuarial assumptions used in the Company’s pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and the Company’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

•	discount rates
•	expected return on plan assets
•	mortality rates
•	retirement rates
•	expected contributions

As of December 31, 2019, the expected rate of return on plan assets range from 5.55% to 6.25%, the effective discount rates used for determining pension benefit obligations is 3.1% and the effective discount rates used for determining net periodic benefit credit on our pension plans range from 3.12% to 4.13%.  As of and for the year ended December 31, 2019, our pension plans’ benefit obligations and related net period benefit credit was $2.520 billion and $16.1 million, respectively.  As of December 31, 2019, a 1% change in the discount rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Projected impact on net periodic benefit credit	$5,058	$(6,944)
Projected impact on pension benefit obligations	(249,362)	299,969

For additional information on our pension and OPEB, see Note 11 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Distribution Revenue

We earn revenues from local cable providers, DBS services and other MVPDs and OVDs for the retransmission of our broadcasts and the carriage of WGN America. These revenues are generally earned based on a price per subscriber of the distributor within the retransmission or the carriage area. The distributors report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the reports, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each distributor. Adjustments associated with the resolution of such estimates has, historically, been inconsequential.

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

The term loan borrowings under the Company’s senior credit facilities bear interest at rates ranging from 3.51% to 4.51% as of December 31, 2019, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, which totaled 3.51% at December 31, 2019. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from the December 31, 2019 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by $59.1 million, based on the outstanding balance of its credit facilities as of December 31, 2019. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $29.6 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $59.1 million and $29.6 million, respectively. Our 5.625% Notes due 2024 and 5.625% notes due 2027 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2019, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s President and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2019, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

As of December 31, 2019, we have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Tribune which we acquired in 2019. As of December 31, 2019 and for the period from acquisition through December 31, 2019, the total assets and total revenues of Tribune that are excluded from our assessment of internal control over financial reporting represent approximately 20% and 16%, respectively, of the related consolidated total assets and total revenue of Nexstar as of and for the year ended December 31, 2019.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors” and “Delinquent Section 16(a) Reports” which information is incorporated herein by reference.

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

(a) Documents filed as part of this report:

(1)

Consolidated Financial Statements. The Consolidated Financial Statements of Nexstar Media Group, Inc. listed on the index on page F-1 have been included beginning on page F-5 of this Annual Report on Form 10-K.

The audited Financial Statements of Mission Broadcasting, Inc. as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, as filed in Mission Broadcasting, Inc.’s Annual Report on Form 10-K, are incorporated by reference in this report.

(2)	Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 21 to the Consolidated Financial Statements filed as part of this report.
(3)

Exhibits. The exhibits listed on the accompanying Index to Exhibits on this Annual Report on Form 10-K are filed, furnished or incorporated into this Annual Report on Form 10-K by reference, as applicable.

Item 16.	Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of January 27, 2016, by and between Nexstar Media Group, Inc., Media General, Inc., and Neptune Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 28, 2016).+

2.2

Agreement and Plan of Merger, dated as of November 30, 2018, by and between Nexstar Media Group, Inc., Tribune Media Company and Titan Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on December 4, 2018).

2.3

Asset Purchase Agreement, dated as of March 20, 2019, by and among Nexstar Media Group, Inc., Belo Holdings, Inc. and TEGNA Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 26, 2019).

2.4

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

3.3

Amended and Restated Bylaws of Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 31, 2020).

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
4.4

First Supplemental Indenture, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

4.5

Second Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo, National Association, as trustee (Incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

4.6

Indenture, dated as of July 3, 2019, between Nexstar Escrow, Inc., as issuer, and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).

4.7	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).
4.8

First Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A. as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 20, 2019).

4.9

Second Supplemental Indenture, dated as of November 22, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A. as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 22, 2019).

4.10	Description of the Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934.*
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

10.4

Amendment No. 1, dated as of July 19, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 25, 2017).

10.5

Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 1, 2018).

10.6

Amendment No. 3, dated as of September 19, 2019, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 20, 2019).

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

10.8

Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

10.9

Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 1, 2018).

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

10.11

Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among WXXA-TV LLC and WLAJ-TV LLC, as the borrower, Shield Media Lansing LLC and Shield Media LLC, as holding companies, and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.12

Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among WXXA-TV LLC, WLAJ-TV LLC, Shield Media Lansing LLC, Shield Media LLC, Bank of America, N.A. and the several lenders party thereto  (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.13

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

10.15

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

10.17

Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2007).

10.18

Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 31, 2009).

10.19

Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 17, 2012).

10.20

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on February 5, 2015).

10.21

Amendment to Executive Employment Agreement, dated as of January 15, 2019 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 22, 2019).

10.22

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2009).

10.23

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 1, 2014).

10.24

Amendment to Executive Employment Agreement, dated as of January 9, 2017, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 13, 2017).

10.25

Executive Employment Agreement between Timothy Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2008).

10.26

Amendment to the Executive Employment Agreement, dated as of May 31, 2013, between Timothy C. Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 6, 2013).

10.27

Second Amendment to the Executive Employment Agreement, dated as of January 17, 2017, between Timothy C. Busch and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.28

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

10.31

Amendment to Executive Employment Agreement, dated as of July 27, 2017, between Brian Jones and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.32

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

10.39

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

10.41

Amendment to Agreement for Sale of Commercial Time, dated May 31, 2019, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJTL and KJBO-KFDX). (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2019 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.42

Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV - WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.43

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

10.47

Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.).

10.48

Amendment to Agreement for Sale of Commercial Time, dated April 30, 2019, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2019 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.49

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

10.51

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

10.55

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

10.60

Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (WFXP) (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.61

Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 2, 2015).

10.62

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

10.69

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

10.71

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.72

Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2012).

10.73

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

10.77

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

10.79

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.80

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

10.82

Nexstar Media Group, Inc. 2003 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 (File No. 333-117166) filed by Nexstar Media Group, Inc. on July 6, 2004).

10.83

Nexstar Media Group, Inc. 2006 Long-Term Equity Incentive Plan (Incorporated by reference to Information Required in Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on May 1, 2006).

10.84

Nexstar Media Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2012).

10.85

Nexstar Media Group, Inc. 2015 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 24, 2015).

10.86

Nexstar Media Group, Inc. 2019 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 26, 2019).

14.1

Nexstar Media Group, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Loinkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR MEDIA GROUP, INC.
By:	/s/ PERRY A. SOOK
Perry A. Sook
President and Chief Executive Officer
By:	/s/ THOMAS E. CARTER
Thomas E. Carter
Chief Financial Officer

Dated: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2020.

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

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexstar Media Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in ~~Internal Control - Integrated Framework~~ (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in ~~Internal Control - Integrated Framework~~ (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Tribune Media Company from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Tribune Media Company from our audit of internal control over financial reporting. Tribune Media Company is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 20% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Merger with Tribune - Valuation of FCC License and Network Affiliation Agreement Intangible Assets

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed its merger with Tribune Media Company (Tribune) in 2019, which resulted in $1.2 billion of FCC license intangible assets and $1.3 billion in network affiliation agreement intangible assets being recorded. The estimated fair value of an FCC license is calculated using a discounted cash flow model referred to as the Greenfield Method. Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) market long-term growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate. The Greenfield Method is also utilized in the valuation of network affiliation agreements except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium. The excess of the estimated fair value in this model over the estimated value of an FCC license of an independent station under the Greenfield Method represents the estimated fair value of a network affiliation agreement.

The principal considerations for our determination that performing procedures relating to the merger with Tribune - valuation of FCC license and network affiliation agreement intangible assets is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the valuation of the acquired FCC license and network affiliation agreement intangible assets due to the significant amount of judgment by management when developing the estimates; (ii) significant audit effort was necessary in performing procedures and evaluating the audit evidence obtained relating to assessing the reasonableness of significant assumptions, including the market long-term growth rate over a projection period and an estimated discount rate using a weighted average cost of capital analysis; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the merger with Tribune, including the controls over management’s valuation of the FCC license and network affiliation agreement intangible assets and the controls over development of the assumptions related to the valuation of these intangible assets, including the market long-term growth rate and discount rate. These procedures also included, among others, reading the merger agreement and testing management’s process for valuing the FCC license and network affiliation agreement intangible assets. Testing management’s processes included evaluating the appropriateness of the valuation methods, including the Greenfield Method, and the reasonableness of significant assumptions, including the market long-term growth rate over a projection period and an estimated discount rate using a weighted average cost of capital analysis. Evaluating the reasonableness of the market long-term growth rate involved considering economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the valuation method and the estimated discount rate applied to the cash flow projections. The estimated discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors.

Merger with Tribune - Valuation of TV Food Network Equity Method Investment

As described in Notes 2 and 7 to the consolidated financial statements, in connection with the Tribune merger, the Company recorded an equity method investment in TV Food Network amounting to $1.4 billion. The estimated fair value on the date of acquisition was based on a weighting of valuations using a combination of various methods.  These methods included a discounted cash flow model, a dividend-capitalization approach, and comparable private transaction and public company multiples.  Discounts were also applied for the lack of control of the investee and marketability of a presumed sale.

The principal considerations for our determination that performing procedures related to the merger with Tribune - valuation of the TV Food Network equity method investment is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the valuation of the acquired TV Food Network equity method investment due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort was necessary to perform procedures relating to evaluating the reasonableness of the weighting applied to each valuation method and the discounts applied for the lack of control of the investee and the marketability of a presumed sale; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the merger of Tribune, including the controls over management’s valuation of the TV Food Network equity method investment, and controls related to the weighting applied to the determined values from each valuation and the discounts applied for the lack of control of the investee and the marketability of a presumed sale. These procedures also included, among others, testing management’s process for valuing the TV Food Network equity method investment. Testing management’s process included evaluating the appropriateness of the valuation methods, including the discounted cash flow model, dividend-capitalization approach, and comparable private transaction and public company multiples, and evaluating the reasonableness of the weighting and discounts applied to each determined value. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model, dividend-capitalization approach, and comparable private transaction and public company multiples, and the reasonableness of the weighting and discounts applied.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 2, 2020

We have served as the Company’s auditor since 1997.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$232,070	$145,115
Restricted cash and cash equivalents	16,608	-
Accounts receivable, net of allowance for doubtful accounts of $17,205 and $13,158, respectively	883,921	547,285
Spectrum asset	67,171	52,002
Prepaid expenses and other current assets	151,997	22,673
Total current assets	1,351,767	767,075
Property and equipment, net	1,290,428	731,538
Goodwill	2,996,875	2,167,954
FCC licenses	2,921,465	1,778,268
Network affiliation agreements, net	2,532,266	1,401,965
Other intangible assets, net	727,354	89,958
Assets held for sale	240,524	4,417
Investments	1,477,353	13,971
Other noncurrent assets, net	451,705	106,884
Total assets(1)	$13,989,737	$7,062,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$109,310	$96,093
Accounts payable	157,366	67,828
Accrued expenses	542,676	175,897
Liability to surrender spectrum asset	77,962	52,002
Other current liabilities	60,243	12,352
Total current liabilities	947,557	404,172
Debt	8,383,278	3,884,910
Deferred tax liabilities	1,710,664	633,880
Other noncurrent liabilities	894,745	270,084
Total liabilities(1)	11,936,244	5,193,046
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2019 and 2018	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,749,788 shares outstanding as of December 31, 2019 and 47,291,463 shares issued, 45,626,246 shares outstanding as of December 31, 2018	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of December 31, 2019 and 2018	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2019 and 2018	-	-
Additional paid-in capital	1,353,729	1,351,931
Accumulated other comprehensive income (loss)	19,850	(14,316)
Retained earnings	778,833	620,371
Treasury stock - at cost; 1,541,675 and 1,665,217 shares as of December 31, 2019 and 2018, respectively	(121,388)	(105,685)
Total Nexstar Media Group, Inc. stockholders’ equity	2,031,497	1,852,774
Noncontrolling interests in consolidated variable interest entities	21,996	16,210
Total stockholders’ equity	2,053,493	1,868,984
Total liabilities and stockholders’ equity	$13,989,737	$7,062,030

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)

The consolidated total assets as of December 31, 2019 and 2018 include certain assets held by consolidated VIEs of $332.6 million and $390.3 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2019 and 2018 include certain liabilities of consolidated VIEs of $61.7 million and $45.1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share information)

	Years Ended December 31,
	2019	2018	2017
Net revenue	$3,039,324	$2,766,696	$2,431,966
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	1,348,632	1,117,917	993,405
Selling, general and administrative expenses, excluding depreciation and amortization	729,981	579,933	605,106
Amortization of broadcast rights, excluding barter	85,018	61,342	105,403
Amortization of intangible assets	200,317	149,406	159,500
Depreciation	123,375	109,789	100,658
Reimbursement from the FCC related to station repack	(70,356)	(29,381)	-
Goodwill and intangible assets impairment	63,317	19,911	19,985
Gain on disposal of stations, net	(96,091)	-	(57,716)
Total operating expenses	2,384,193	2,008,917	1,926,341
Income from operations	655,131	757,779	505,625
Income (loss) on equity investments, net	17,925	(2,436)	(1,268)
Interest expense, net	(304,350)	(220,994)	(241,195)
Loss on extinguishment of debt	(10,301)	(12,120)	(34,882)
Pension and other postretirement plans credit, net	15,600	10,755	13,120
Other income (expenses), net	(684)	(39)	(16)
Income before income taxes	373,321	532,945	241,384
Income tax expense	(137,026)	(144,680)	233,943
Net income	236,295	388,265	475,327
Net (income) loss attributable to noncontrolling interests	(6,036)	1,212	(330)
Net income attributable to Nexstar Media Group, Inc.	$230,259	$389,477	$474,997

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$5.01	$8.52	$10.38
Diluted	$4.80	$8.21	$10.07

Weighted average number of common shares outstanding:
Basic	45,986	45,718	45,754
Diluted	47,923	47,412	47,149

Net income	$236,295	$388,265	$475,327
Other comprehensive income (loss):
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax (expense) benefit of ($11,723) in 2019, $7,147 in 2018, and ($2,160) in 2017	34,166	(20,456)	6,140
Total comprehensive income	270,461	367,809	481,467
Total comprehensive income (loss) attributable to noncontrolling interests	(6,036)	1,212	(330)
Total comprehensive income attributable to Nexstar Media Group, Inc.	$264,425	$369,021	$481,137

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2019

(in thousands, except for share and per share information)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	interests	Equity
Balances as of December 31, 2016	31,621,369	$316	$386,921	$(176,583)	$-	(876,744)	$(41,513)	$115,213	$284,354
Adjustment to adopt ASU 2016-16	-	-	-	764	-	-	-	-	764
Issuance/reissuance of stock in connection with a merger	15,670,094	157	1,007,956	-	-	560,316	23,330	-	1,031,443
Stock option replacement awards in connection with a merger	-	-	10,702	-	-	-	-	-	10,702
Purchase of treasury stock	-	-	-	-	-	(1,689,132)	(99,008)	-	(99,008)
Stock-based compensation expense	-	-	24,068	-	-	-	-	-	24,068
Vesting of restricted stock units and exercise of stock options	-	-	(31,214)	-	-	680,511	39,128	-	7,914
Common stock dividends declared ($1.20 per share)	-	-	(55,892)	-	-	-	-	-	(55,892)
Purchase of noncontrolling interests from variable interest entities	-	-	-	-	-	-	-	(108,694)	(108,694)
Consolidation of variable interest entities	-	-	-	-	-	-	-	7,600	7,600
Deconsolidation of a variable interest entity	-	-	-	345	-	-	-	(4,000)	(3,655)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	659	659
Distribution to noncontrolling interests	-	-	-	-	-	-	-	(412)	(412)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	6,140	-	-	-	6,140
Net income	-	-	-	474,997	-	-	-	330	475,327
Balances as of December 31, 2017	47,291,463	473	1,342,541	299,523	6,140	(1,325,049)	(78,063)	10,696	1,581,310
Adjustment to adopt ASU 2016-16	-	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(751,920)	(50,524)	-	(50,524)
Stock-based compensation expense	-	-	31,260	-	-	-	-	-	31,260
Vesting of restricted stock units and exercise of stock options	-	-	(21,870)	-	-	411,752	22,902	-	1,032
Common stock dividends declared ($1.50 per share)	-	-	-	(68,629)	-	-	-	-	(68,629)
Consolidation of variable interest entities	-	-	-	-	-	-	-	6,500	6,500
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	(20,456)	-	-	-	(20,456)
Net income (loss)	-	-	-	389,477	-	-	-	(1,212)	388,265
Balances as of December 31, 2018	47,291,463	473	1,351,931	620,371	(14,316)	(1,665,217)	(105,685)	$16,210	1,868,984
Purchase of treasury stock	-	-	-	-	-	(439,743)	(45,115)	-	(45,115)
Stock-based compensation expense	-	-	38,620	-	-	-	-	-	38,620
Vesting of restricted stock units and exercise of stock options	-	-	(36,822)	-	-	563,285	29,412	-	(7,410)
Dividends declared on common stock ($1.80 per share)	-	-	-	(82,823)	-	-	-	-	(82,823)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Noncontrolling interest from a business combination	-	-	-	-	-	-	-	6,201	6,201
Deconsolidation of a variable interest entity	-	-	-	11,026	-	-	-	-	11,026
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	49	49
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	34,166	-	-	-	34,166
Net income	-	-	-	230,259	-	-	-	6,036	236,295
Balances as of December 31, 2019	47,291,463	$473	$1,353,729	$778,833	$19,850	(1,541,675)	$(121,388)	$21,996	$2,053,493

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$236,295	$388,265	$475,327
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	200,317	149,406	159,500
Depreciation of property and equipment	123,375	109,789	100,658
Goodwill and intangible assets impairment	63,317	19,911	19,985
Amortization of broadcast rights, excluding barter	85,018	61,342	62,908
Stock-based compensation expense	38,620	31,260	24,068
Provision for bad debt	12,972	10,707	10,263
Amortization of debt financing costs, debt discounts and premium	11,577	9,765	10,483
Loss on extinguishment of debt	10,301	12,120	34,882
Loss on asset disposal, net	3,985	5,793	1,734
Deferred income taxes	(4,545)	12,403	(463,185)
Gain on disposal of stations, net	(96,091)	-	(57,716)
Spectrum repack reimbursements	(70,356)	(29,381)	-
Payments for broadcast rights	(100,630)	(61,979)	(62,531)
(Income) loss on equity investments, net	(17,925)	2,436	1,268
Distribution from equity investments - return on capital	15,256	-	-
Other noncash operating activities, net	53	(2,432)	(3,491)
Payment for contingent consideration in connection with an acquisition	-	-	(4,044)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	2,176	30,874	(56,669)
Prepaid expenses and other current assets	9,344	97	1,169
Other noncurrent assets	(5,250)	(834)	(752)
Accounts payable	49,903	16,520	(62,496)
Accrued expenses and other current liabilities	40,540	(53,708)	(17,421)
Taxes payable	(172,669)	41,635	(42,638)
Other noncurrent liabilities	(18,116)	(17,122)	(22,211)
Net cash provided by operating activities	417,467	736,867	109,091
Cash flows from investing activities:
Purchases of property and equipment	(197,511)	(106,246)	(72,461)
Payments for acquisitions, net of cash and restricted cash acquired	(5,881,179)	(103,976)	(2,975,254)
Proceeds from sale of stations	1,352,958	-	481,946
Spectrum repack reimbursements from the FCC	70,356	29,381	-
Investment in a loan receivable	(48,876)	-	-
Proceeds received to relinquish spectrum asset	-	-	478,608
Proceeds from disposals of property and equipment	4,451	4,344	20,026
Distribution from an equity investment - return of capital	2,205	-	-
Deconsolidation of the cash of Marshall	(5,011)	-	-
Other investing activities, net	452	983	850
Net cash used in investing activities	(4,702,155)	(175,514)	(2,066,285)
Cash flows from financing activities:
Proceeds from long-term debt, including debt premium and discounts	5,523,481	251,387	3,533,981
Repayments of long-term debt	(902,217)	(653,011)	(1,922,329)
Payments for debt financing costs	(72,052)	(1,056)	(52,039)
Premium paid on debt extinguishment	(10,094)	-	(18,050)
Common stock dividends paid	(82,823)	(68,629)	(55,892)
Cash paid for shares withheld for taxes	(9,813)	(4,938)	(4,099)
Purchase of noncontrolling interests	(6,393)	(2,468)	(66,901)
Payments for contingent consideration in connection with acquisitions	-	-	(259,603)
Proceeds from exercise of stock options	2,403	5,970	8,155
Payments for capital lease and capitalized software obligations	(9,175)	(8,847)	(7,095)
Purchase of treasury stock	(45,115)	(50,524)	(99,008)
Other financing activities, net	49	226	247
Net cash provided by (used in) financing activities	4,388,251	(531,890)	1,057,367
Net increase in cash, cash equivalents and restricted cash	103,563	29,463	(899,827)
Cash, cash equivalents and restricted cash at beginning of period	145,115	115,652	1,015,479
Cash, cash equivalents and restricted cash at end of period	$248,678	$145,115	$115,652
Supplemental information:
Interest paid	$250,663	$218,746	$239,558
Income taxes paid, net of refunds	$315,051	$90,717	$272,689
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$25,705	$19,364	$4,107
Noncash purchases of property and equipment	$-	$565	$20,723
Right-of-use assets obtained in exchange for operating lease obligations(1)	$125,496	$-	$-
Consolidation of variable interest entities	$-	$6,500	$-
Debt assumed in connection with a merger	$-	$-	$434,269
Issuance/reissuance of Class A Common Stock in connection with a merger	$-	$-	$1,031,443
Stock option replacement awards in connection with a merger	$-	$-	$10,702
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$52,002	$314,086	$34,558
Contingent consideration payable in connection with a merger	$-	$-	$12,361

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)	Amounts for the year ended December 31, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

Nexstar Media Group, Inc., together with its wholly owned subsidiaries (“Nexstar”), a Delaware corporation, is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services. As of December 31, 2019, Nexstar owned, operated, programmed or provided sales and other services to 197 full power television stations, including those owned by consolidated variable interest entities (“VIEs”), and one AM radio station in 115 markets in the states of Alabama, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nevada, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of December 31, 2019, the stations reached approximately 39% of all U.S. television households (applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned by independent third parties. Nexstar also owns WGN America, a national general entertainment cable network, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”) and a portfolio of real estate assets.

On September 19, 2019, Tribune Media Company (“Tribune”), a Delaware corporation, became a wholly owned subsidiary of Nexstar as a result of the merger of Titan Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Nexstar (“Merger Sub”), with and into Tribune (the “Merger”). The Merger was effected pursuant to the previously announced Agreement and Plan of Merger, dated as of November 30, 2018 (the “Merger Agreement”) by and among Nexstar, Merger Sub and Tribune. Substantially concurrently with the Merger, Nexstar also completed the previously announced sale of the assets of 21 television stations in 16 markets for total consideration of approximately $1.36 billion (inclusive of working capital adjustments). See Note 3 for additional information.

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

As of December 31, the following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	2019	2018
Current assets	$9,837	$20,898
Property and equipment, net	19,586	10,994
Goodwill	102,447	121,600
FCC licenses	138,482	157,658
Network affiliation agreements	55,378	74,726
Other intangible assets, net	22	787
Other noncurrent assets, net	6,818	3,652
Total assets	$332,570	$390,315

Current liabilities	$19,653	$17,594
Noncurrent liabilities	42,012	27,542
Total liabilities	$61,665	$45,136

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control.

On July 3, 2019, Nexstar completed the sale and issuance of its $1.120 billion aggregate principal amount of its 5.625% senior unsecured notes due 2027 at a price of par (the “5.625% Notes due 2027”).  On September 19, 2019, Nexstar borrowed $3.065 billion in new Term Loan B, issued at 99.21%, and $675.0 million in new Term Loan A, issued at 99.31%.  The proceeds from these debt issuances, plus proceeds from the sale of certain television assets and cash on hand of Nexstar and Tribune, were utilized to finance the purchase price of Nexstar’s Merger with Tribune and to pay related fees and expenses.

On November 22, 2019, Nexstar issued an additional $665.0 million aggregate principal amount of 5.625% Notes due 2027 at a price of 104.875%, resulting in a debt premium of $27.4 million after giving effect to fees and expenses related thereto.  The proceeds from this notes issuance were used to redeem Nexstar’s $400.0 million aggregate principal amount of 5.875% senior unsecured notes due 2022 (the “5.875% Notes”) and Nexstar’s $275.0 million aggregate principal amount of 6.125% senior unsecured notes due 2022 (the “6.125% Notes”).

For additional information on Nexstar’s Merger with Tribune and the related debt transactions, see Notes 3 and 7, respectively.

As of December 31, 2019, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities and the indentures governing the 5.625% senior unsecured notes due 2024 (the “5.625% Notes due 2024”) and the 5.625% Notes due 2027).

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

Consolidated VIEs

Nexstar consolidates entities in which Nexstar is deemed under accounting principles generally accepted in the United States (“U.S. GAAP”) to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under certain VIEs’ senior secured credit facilities (see Note 9), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations, subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2019 with its consolidated VIEs:

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

Nexstar’s ability to receive cash from Mission, White Knight, Shield, Tamer, Vaughan, WNAC, LLC, and 54 Broadcasting is governed by the local service agreements.  Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations.  In compliance with FCC regulations for all the parties, Mission, White Knight, Shield, Tamer, Vaughan, WNAC, LLC, and 54 Broadcasting maintain complete responsibility for and control over programming, finances, personnel and operations of their stations.

On December 17, 2018, Nexstar met the accounting criteria for a controlling financial interest in HITV License Subsidiary, Inc., the owner of stations KHII, KGMD and KGMV, as a result of the services Nexstar provided through a TBA and the receipt of FCC’s approval to complete Nexstar’s acquisition of the stations.  Thus, Nexstar consolidated KHII, KGMD and KGMV in its financial statements as of this date.  On January 28, 2019, Nexstar completed the acquisition and terminated the TBA.  As of this date, the stations are no longer VIEs as they are owned by Nexstar.

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Consolidated Balance Sheets were as follows (in thousands):

	2019	2018
Current assets:
Cash and cash equivalents	$12,944	$19,060
Accounts receivable, net	17,995	22,725
Prepaid expenses and other current assets	1,921	4,423
Total current assets	32,860	46,208
Property and equipment, net	42,308	30,861
Goodwill	135,634	154,787
FCC licenses	138,482	157,658
Network affiliation agreements	66,679	87,821
Other intangible assets, net	513	1,404
Other noncurrent assets, net	12,749	8,073
Total assets	$429,225	$486,812

Current liabilities:
Current portion of debt	$3,433	$54,616
Interest payable	834	345
Other current liabilities	19,653	17,594
Total current liabilities	23,920	72,555
Debt	241,190	243,717
Other noncurrent liabilities	42,012	27,542
Total liabilities	$307,122	$343,814

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

On December 1, 2014, Nexstar met the accounting criteria for a controlling financial interest in Marshall Broadcasting Group, Inc. (“Marshall”) as a result of (i) local service agreements Nexstar has with the Marshall stations (JSAs and SSAs), (ii) Nexstar’s guarantee of the obligations incurred under Marshall’s senior secured credit facility, (iii) Nexstar having power over activities affecting Marshall’s significant economic performance, including management advice and consultation on broadcast matters, the ability to sell certain advertising on the Marshall station, and the production of the Marshall station’s news and other programming.  Thus, Nexstar consolidated Marshall and its stations beginning on this date.

On November 29, 2019, Nexstar assigned its guarantee obligation of Marshall’s credit agreement to Mission.  Concurrently, Marshall defaulted on the payment of principal and interest and other payments due to its third-party bank lenders.  Following Marshall’s default, Mission honored its guarantee of Marshall debt and paid the outstanding principal balance and unpaid interest.  As a result, Mission became the new lender under the same credit agreement and recognized a loan receivable from Marshall of $48.9 million (See Note 9 for additional information).

In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas.  Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain executory contracts between Nexstar and Marshall, including the JSAs.  As a result of Marshall’s filing for bankruptcy protection and the cancellation of the JSAs, Nexstar evaluated its remaining business arrangements with Marshall and determined that it still has a variable interest in the entity.  The services under the SSAs are still active and Mission, a VIE that is consolidated by Nexstar, is a lender of Marshall.  However, Nexstar also determined that it no longer had the power to direct the most significant economic activities of the entity and thus no longer meets the accounting criteria for a controlling financial interest in Marshall due to the bankruptcy court taking control of Marshall’s significant financial affairs.  Therefore, in accordance with the applicable accounting standards, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019.  The deconsolidation resulted in no gain or loss as the deconsolidation event occurred in December 2019, but the operating results and cash flows of Marshall for the years ended December 31, 2019, 2018 and 2017 were included in the accompanying Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation related to business combinations, including assets acquired, liabilities assumed, contingent consideration liability and any other assets or liabilities recognized from these transactions, distribution revenue recognized, trade transactions, pension and postretirement obligations, income taxes, the recoverability of goodwill, FCC licenses and other long-lived assets, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. Actual results may vary from such estimates recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are not available for general corporate use and primarily consist of restricted cash and cash equivalents held by the Company to satisfy the remaining claim obligations pursuant to the Plan (as defined and described in Note 17—Commitments and Contingencies—Litigation—Tribune Chapter 11 Reorganization and Confirmation Order Appeals). At December 31, 2019, restricted cash and cash equivalents held by the Company to satisfy such obligations totaled $16.6 million.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising broadcast on its stations or placed on its websites, for retransmission consent to or carriage of network by cable or satellite operators, and for digital publishing and content management, digital video advertising, social media advertising and related services. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management periodically evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce the receivable amount to an amount estimated to be collectable.

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

Revenue Recognition

The Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018.  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

The Company recognizes revenues when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The Company’s revenue is primarily derived from the sale of advertising and the compensation received from traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, as well as online video distributors (“OVDs”), companies that provide video content through internet streaming, in return for the Company’s consent to the retransmission of the signals of its television stations or the carriage of WGN America. Total revenue includes advertising revenue, distribution revenue, digital revenue and other broadcast related revenues. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers. The Company also determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

Advertising Revenues—The Company generates revenue by delivering advertising on the Company’s television stations, cable network, digital multicast network services and radio station.  The advertising contracts are short-term in nature and include a number of spots that are delivered over the term of the arrangement. For broadcast of commercials (local and national advertising, or core advertising, and political advertising), the performance obligation is identified at the contract level as it represents a promise to deliver an agreed number of spots, an agreed price per spot and other specifications. Each performance obligation is satisfied over time as the advertiser receives and consumes benefits when it’s commercial is aired. For station digital advertising, the performance obligation is a station’s promise to place an advertisement on its website and is satisfied either based on impressions or the placement of ads over an agreed period of time. Advertising revenue is recognized, for the amount the Company is entitled to receive, when the advertisements are broadcast or delivered on the stations’ websites.

The Company’s stations also trade certain advertising time for various goods and services. These transactions are short-term in nature and are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertising spots are broadcast, and trade expense is recognized when services or merchandise received are used.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material.  During the year ended December 31, 2017, barter revenue and barter expense were $42.5 million and $42.5 million, respectively.

Distribution Revenues—The Company’s retransmission consent and carriage agreements with MVPDs and OVDs generally have a three-year term and provide revenue based on a monthly amount the Company is entitled to receive per subscriber. These revenues are considered arising from the licensing of functional intellectual property. As such, the Company applies the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenue (distribution revenue) at the point in time the broadcast signal is delivered to the distributors. The distributors report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report, the Company records revenue based on an estimated number of subscribers and the monthly amount the Company is entitled to receive per subscriber. Adjustments associated with the resolution of such estimates have, historically, been inconsequential.

Other Digital Revenues—Revenue from the Company’s other digital businesses includes revenue from digital publishing and content management platforms, a digital video advertising platform, a social media advertising platform and related services. Revenue is recognized at the time advertising is delivered or upon performance of services. The Company applies the right to invoice practical expedient to certain transactions where the invoice amount corresponds directly with the value to its customers. Most of the arrangements with customers are short-term in nature.

Contract Costs—The Company does not capitalize costs incurred to obtain contracts for advertising due to their short-term nature.  Additionally, the incremental benefit from efforts in acquiring these contracts is considered not significant.  Thus, the Company records sales commissions as an expense when incurred.

Contract Liabilities—The Company’s contract liabilities, which are included in its Consolidated Financial Statements as other current liabilities, consist primarily of customer payments received for products or services before the transfer of control to the customer occurs (deferred revenue).  The performance primarily involves the delivery of advertisements to the customers.

The Company does not disclose the value of unsatisfied performance obligations on its contracts with customers because they are either (i) contracts with an original expected term of one year or less, (ii) contracts for which the sales- or usage-based royalty exception was applied, or (iii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for services performed.

See Note 18 for disaggregated revenue information.

Assets Held for Sale

The Company considers assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset and the transfer is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less costs to sell.  In accordance with generally accepted accounting principles, assets held for sale are not depreciated or amortized. See Note 6.

Investments

The Company accounts for investments in which it owns at least 20% of an investee’s voting securities or has significant influence over an investee under the equity method of accounting. The Company records equity method investments at cost.  For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment.  The amounts initially recognized are subsequently adjusted for the Company’s appropriate share of the net earnings or losses of the investee. The Company records any investee losses up to the carrying amount of the investment plus advances and loans made to the investee, and any financial guarantees made on behalf of the investee. The Company recognizes its share in earnings and losses of the investee as “Income (loss) in equity investments, net” in the Consolidated Statements of Operations and Comprehensive Income. Investments are also increased by contributions made to and decreased by the distributions from the investee.  The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. See Note 7.

 In connection with the Merger, the Company recorded an equity method investment in TV Food Network amounting to $1.447 billion.  The estimated fair value on acquisition was based on a weighting of valuations using a combination of various methods.  These methods included a discounted cash flow model, a dividend-capitalization approach, and comparable private transaction and public company multiples.  Discounts were also applied for the lack of control of the investee and marketability of a presumed sale.  Inputs to the calculation of the discounted cash flow model include, but are not limited to, expected future revenues, expenses, and cash flows, projected future growth rates, and estimated discount rates.

Investments in non-public businesses that do not have readily determinable pricing, and for which the Company does not have control or does not exert significant influence, are carried at cost less impairments, if any, plus or minus changes in observable prices for those investments. Gains or losses resulting from changes in the carrying value of these investments are included as non-operating expense in the Consolidated Statements of Operations and Comprehensive Income.

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

The Company recognized operating lease ROU assets on its Consolidated Balance Sheet as of January 1, 2019 of $112.8 million, inclusive of the present value of remaining future operating lease payments of $98.9 million and reclassifications of certain operating lease related assets and liabilities under the Company’s historical accounting policy prior to the adoption of ASC 842 such as favorable (unfavorable) lease intangible assets, deferred rent, short-term and long-term prepaid expenses and other accruals. These are summarized in the table below (in thousands). The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019.

		ASC 842 Adoption Adjustments
		Present Value of Remaining Operating Lease	Reclassifications of Operating Lease Related Balance Sheet Items to Operating Lease ROU Assets
Impact on Consolidated Balance Sheets	December 31, 2018	Payments as of January 1, 2019	Net Favorable Leases	Deferred Rent	Other	Total Adjustments	January 1, 2019
Prepaid expenses and other current assets	$22,673	$-	$-	$-	$(270)	$(270)	$22,403
Other intangible assets, net	89,958	-	(24,181)	-	-	(24,181)	65,777
Other noncurrent assets, net	106,884	98,887	24,181	(9,781)	(720)	112,567	219,451
Total assets	7,062,030	98,887	-	(9,781)	(990)	88,116	7,150,146
Other current liabilities	12,352	17,399	-	(1,645)	(423)	15,331	27,683
Other noncurrent liabilities	270,084	81,488	-	(8,136)	(567)	72,785	342,869
Total liabilities	5,193,046	98,887	-	(9,781)	(990)	88,116	5,281,162

See Note 10 for additional disclosures on leases as of December 31, 2019.

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

Property and Equipment, Net

Property and equipment is stated at cost or at estimated fair value if acquired through a business combination. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized, and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 4).

Intangible Assets, Net

Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements, developed technology, brand value and customer relationships arising from acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting, which requires that purchase prices, including any contingent consideration, are measured at acquisition date fair values. These purchase prices are allocated to the assets acquired and liabilities assumed at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach.  The estimated fair value of an FCC license is calculated using a discounted cash flow model referred to as the Greenfield Method.  The Greenfield Method attempts to isolate the income that is attributable to the license alone. This approach is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks an affiliation with a network (commonly known as an independent station), lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process.  The Greenfield Method assumes annual cash flows over a projection period model.  Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) market long-term growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate.  The assumptions used in estimating the fair value of a network affiliation agreement are similar to those used in the valuation of an FCC license. The Greenfield Method is also utilized in the valuation of network affiliation agreements except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium based on the programming of a network affiliate relative to an independent station.  This approach would result in an estimated fair value of the collective FCC license and a network affiliation agreement.  The excess of the estimated fair value in this model over the estimated value of an FCC license of an independent station under the Greenfield Method represents the estimated fair value of a network affiliation agreement.  The excess of the purchase price over the fair value of identifiable net assets acquired is recorded as goodwill.  During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments related to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

For purposes of goodwill impairment tests, the Company has one aggregated television stations reporting unit, because of the stations’ similar economic characteristics, one cable network reporting unit and one digital business reporting unit. The Company’s impairment review for FCC licenses is performed at the television station market level.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using the Greenfield Method of discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

Determining the fair value of reporting units and FCC licenses requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Consolidated Financial Statements. In addition to the various inputs (e.g. market growth, operating profit margins, capital expenditures, discount rates) used to calculate the fair value of reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to its total market capitalization and by comparing the fair values of its reporting units to recent market television station sale transactions.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $8.9 million, $8.2 million and $9.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which the majority was recognized in trade expense.

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

See Note 12 for fair value measurement disclosures.

Certain investments held in the pension and other post retirement plans have been valued using net asset value (“NAV”) as a practical expedient for fair value. In accordance with ASC 820, investments measured at NAV are excluded from the fair value hierarchy. See Note 11 for fair value disclosures related to retirement and postretirement plans.

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

The net periodic benefit credit, which consists of interest costs and expected return on plan assets, is disclosed on a separate line item below income from operations in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Company-owned Life Insurance

The Company owns life insurance policies on certain executives, current employees, former employees and retirees. These policies were assumed from a past acquisition. Management considers these policies to be operating assets. Cash surrender values of life insurance policies are presented net of policy loans. Borrowings and repayments against company-owned life insurance are reflected in the operating activities section of the statement of cash flows. Payments received for the settlement of corporate-owned life insurance claims are reported as investing activities in the accompanying Consolidated Statements of Cash Flows.

Stock-Based Compensation

Nexstar maintains stock-based employee and non-employee compensation plans which are described more fully in Note 14. The Company calculates the grant-date fair value of employee and non-employee stock options using the Black-Scholes model. The fair values of time-based and performance-based restricted stock units are based on the number of shares awarded and market price of the stock on the date of award.  These amounts are recognized into selling, general and administrative expense over the vesting period of the options or the time-based restricted stock units, and for performance-based restricted stock units, when it is probable that the performance conditions will be achieved. The excess or shortage of tax deductions over the compensation cost of stock-based payments is recognized as income tax benefit or income tax expense, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission, White Knight and 54 Broadcasting file their own separate federal income tax returns. Shield, Vaughan, Tamer and WNAC are disregarded entities for tax purposes and do not incur tax within the consolidated financial statements.

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

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Weighted average shares outstanding - basic	45,986	45,718	45,754
Dilutive effect of equity incentive plan instruments	1,937	1,694	1,395
Weighted average shares outstanding - diluted	47,923	47,412	47,149

 The Company has outstanding stock options and restricted stock units to acquire 8,000, 21,000 and 153,000 weighted average shares of common stock for the years ended December 31, 2019, 2018 and 2017, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

Segment Presentation

The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” Nexstar operates in one reportable broadcast segment. The other activities of the Company include corporate functions, the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, digital businesses and eliminations. See Note 18 for additional segment information.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company adopted this standard and all related amendments effective January 1, 2019 using the optional transition method. The standard had a material impact on the Company’s Consolidated Balance Sheets but did not impact its operating results, cash flows or equity. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019. See accounting policy for Leases above and Note 10 for expanded disclosures.

New Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company).  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its Consolidated Financial Statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2020, as described below, and the improvements in ASU 2019-04 will be adopted concurrently. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements.

In March 2019, the FASB issued ASU 2019-02, “Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350).” The standard requires production costs of episodic television series to be capitalized as incurred, which aligns the guidance with the accounting for production costs of films. In addition, once ASU 2019-02 is effective, capitalized costs associated with films and license agreements will be tested for impairment based on the lower of unamortized cost or fair value, as opposed to the existing guidance where the impairment test is based on estimated net realizable value. The guidance also includes additional disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2019-02 should be applied prospectively. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The amendments in ASU 2018-17 for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not having a variable interest through their decision-making arrangements. The amendments in ASU 2018-17 are effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements.

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

Note 3:  Acquisitions and Dispositions

2019 Acquisitions and Dispositions

Merger with Tribune

On September 19, 2019 (the “Closing Date”), Tribune became a wholly owned subsidiary of Nexstar as a result of the Merger, with Tribune surviving the Merger as a wholly owned subsidiary of Nexstar. The Merger was effected pursuant to the Merger Agreement, by and among Nexstar, Merger Sub and Tribune. The Merger created the nation’s largest pure-play local broadcast television and digital company, with national coverage and reach to approximately 39% of U.S. television households (applying the FCC’s UHF discount). As a result of the Merger, Nexstar acquired 31 full power stations and one AM radio station in 23 markets (net of divestitures of Tribune’s 13 full power television stations in 11 markets). Nexstar also acquired WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets. The full power television stations and the radio station acquired by Nexstar as a result of the Merger, net of divestitures, are as follows:

Market Rank at Acquisition	Market	Full Power Stations	Primary Affiliation
2	Los Angeles, CA	KTLA	The CW
3	Chicago, IL	WGN-TV	Independent
3	Chicago, IL	WGN(AM)	Independent
4	Philadelphia, PA	WPHL	MNTV
5	Dallas, TX	KDAF	The CW
7	Washington, DC	WDCW	The CW
8	Houston, TX	KIAH	The CW
13	Seattle, WA	KCPQ	FOX
13	Seattle, WA	KZJO	MNTV
17	Denver, CO	KDVR	FOX
17	Denver, CO	KWGN	The CW
17	Fort Collins, CO	KFCT	FOX
19	Cleveland, OH	WJW	FOX
20	Sacramento, CA	KTXL	FOX
22	Portland, OR	KRCW	The CW
23	St. Louis, MO	KTVI	FOX
23	St. Louis, MO	KPLR	The CW
25	Indianapolis, IN	WXIN	FOX
25	Kokomo, IN	WTTK	CBS
25	Indianapolis, IN	WTTV	CBS
29	San Diego, CA	KSWB	FOX
32	Kansas City, MO	WDAF	FOX
35	Milwaukee, WI	WITI	FOX
43	Oklahoma City, OK	KFOR	NBC
43	Oklahoma City, OK	KAUT	Independent
49	High Point, NC	WGHP	FOX
50	New Orleans, LA	WGNO	ABC
50	New Orleans, LA	WNOL	The CW
51	Memphis, TN	WREG	CBS
68	Des Moines, IA	WHO	NBC
78	Huntsville, AL	WHNT	CBS
101	Eureka Springs, AR	KXNW	MNTV

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

The following table summarizes the components of the total consideration paid or payable upon closing of the Merger (in thousands):

Cash consideration and related taxes	$4,197,198
Warrants replacement awards	1,008
Repayment of Tribune debt, including premium and accrued interest	2,988,833
Gross purchase price	7,187,039
Less: Gross selling price of Tribune Divestitures, including working capital adjustments	(1,007,745)
Net purchase price	$6,179,294

Substantially concurrently with the Merger, Nexstar also completed the previously announced sale of the assets of 21 full power television stations in 16 markets to TEGNA, Inc., E.W. Scripps Company and Circle City Broadcasting I, Inc. The total consideration of these divestitures was approximately $1.36 billion (inclusive of working capital adjustments). These divestitures were previously agreed upon by Nexstar and Tribune to comply with the FCC’s local television ownership rule and the FCC’s national ownership cap and to facilitate Department of Justice (“DOJ”) approval of the Merger. Eight of the divested television stations were previously owned by Nexstar and were sold for an estimated $358.6 million in cash, including working capital adjustments (the “Nexstar Divestitures”). Nexstar recognized a $105.9 million gain on the Nexstar Divestitures. The other 13 television stations, which were previously owned or operated by Tribune, were sold for an estimated $1.008 billion in cash, including working capital adjustments (the “Tribune Divestitures”). Nexstar recognized a $9.8 million loss on disposal on the Tribune Divestitures, representing selling costs incurred with their disposition.  The net gain that resulted from the Nexstar Divestitures and the Tribune Divestitures was recorded in the Gain on disposal of stations, net in the Condensed Consolidated Statements of Operations.

The cash consideration, the repayment of then-existing indebtedness of Tribune and the related fees and expenses were funded through a combination of proceeds from station divestitures, proceeds from the $1.120 billion 5.625% Notes due 2027 (See Note 9), new Term Loan A and Term Loan B borrowings (See Note 9) and cash on hand of Nexstar and Tribune.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interests (net of the effects of the Tribune Divestitures) are as follows (in thousands):

Assets acquired
Cash and cash equivalents	$1,289,251
Restricted cash and cash equivalents	16,609
Accounts receivable, net	366,820
Prepaid expenses and other current assets	106,070
Property and equipment	511,397
Goodwill	990,927
FCC licenses	1,249,286
Network affiliation agreements	1,303,858
Other intangible assets	742,114
Equity investments	1,460,440
Assets held for sale	239,750
Other noncurrent assets	276,099
Total assets acquired	8,552,621

Liabilities assumed
Accounts payable	(41,233)
Accrued expenses and other current liabilities	(363,632)
Income taxes payable	(126,562)
Deferred tax liabilities	(1,075,968)
Other noncurrent liabilities	(759,731)
Total liabilities assumed	(2,367,126)
Noncontrolling interests	(6,201)
Net assets acquired and consolidated	$6,179,294

The estimated purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates (subject to final determination) are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

In the fourth quarter of 2019, Nexstar recorded measurement period adjustments to Tribune’s initial purchase price allocation as a result of ongoing valuation procedures on assets acquired and liabilities assumed, including (i) a decrease in property and equipment and FCC licenses of $8.9 million and $172.2 million, respectively, (ii) an increase in the network affiliation agreements and other intangible assets of $34.8 million and $252.0 million, respectively, (iii) a decrease in deferred tax liabilities and other long-term liabilities of $9.4 million and $8.0 million, respectively, (iv) a decrease in the equity investment in TV Food Network of $22.5 million as well as certain changes in the basis difference between the estimated fair values and carrying values of TV Food Network’s assets had the fair value of Nexstar’s investment been allocated to the identifiable assets of the investee, increasing the basis difference in TV Food Network’s amortizable assets and decreasing the basis difference in TV Food Network’s non-amortizable assets, and (v) a decrease in goodwill by $66.6 million due to the measurement period adjustments discussed in items (i) through (iv).  The impact of the measurement period adjustments relating to the network affiliation agreements and other intangible assets to the results of operations is an increase in amortization of intangibles of $9.8 million from the acquisition date to December 31, 2019.  The impact of the measurement period adjustment relating to the investment in TV Food Network to the results of operations is an increase in the amortization of the basis difference of $16.0 million from the acquisition date to December 31, 2019, which is included under “Income (loss) on equity investments, net” in the Consolidated Statements of Operations and Comprehensive Income. The increase in the amortization of basis difference was primarily due to the increase in the basis difference in TV Food Network’s amortizable assets.  See Note 2—Investments for detailed discussion of accounting for basis difference on equity method investments, including the investment in TV Food Network.

Restricted cash and cash equivalents primarily consist of funds held by Tribune to satisfy the remaining claim obligations pursuant to Tribune’s Chapter 11 reorganization (See Note 17).

Property and equipment are being depreciated over their estimated useful lives ranging from 3 years to 39 years.

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in operating costs. The intangible assets related to the network affiliation agreements are amortized over an estimated useful life of 15 years. Other definite-lived intangible assets are amortized over an estimated weighted average useful life of 9 years.

The equity investments primarily include Nexstar’s 31.3% ownership stake in TV Food Network with an estimated fair value of $1.447 billion. The remainder relates to various investments in private companies. See Note 7 for additional information.

The assets held for sale mainly consist of a real estate property located in Chicago.

The carryovers of the tax basis in goodwill ($634 million), FCC licenses ($60 million), network affiliation agreements ($102 million), other intangible assets ($288 million), equity investments ($360 million), and property and equipment, including assets held for sale ($246 million), are deductible for tax purposes.

Nexstar also assumed Tribune’s pension and other postretirement benefit obligations (mainly included in other noncurrent liabilities). See Note 11 for additional information.

The acquisition of a certain real estate property located in Chicago (included in property and equipment, net in the estimated purchase price allocation above) resulted in noncontrolling interest of $6.2 million, representing the ownership stake of a third party. The estimated fair value of the noncontrolling interest is estimated by applying the market approach valuation technique.

In connection with the Merger, Nexstar assumed certain contingencies as described further in Note 17.

Tribune’s net revenue of $471.6 million and operating income of $78.4 million from September 19, 2019 to December 31, 2019 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $54.5 million, $2.5 million, and $1.2 million, were expensed as incurred during the year ended December 31, 2019, 2018 and 2017, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

2018 Acquisitions

LKQD

On January 16, 2018, Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of Likqid Media, Inc. (“LKQD”), a video advertising infrastructure company, for $97.0 million in cash, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand.

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

Other 2018 Acquisitions

During the year ended December 31, 2018, Nexstar acquired or consolidated certain assets related to five television stations in three markets. The total purchase price for these stations was $27.0 million in cash, of which $20.7 million was paid in 2018 funded by cash on hand. As of December 31, 2018, three of the stations acquired resulted in a noncontrolling interest of $6.5 million, representing the estimated value attributable to the sellers. On January 28, 2019, Nexstar completed the final closing of these stations, paid the remaining purchase price and acquired in full the noncontrolling interest of $6.4 million. Nexstar provided programming and sales services to these stations pursuant to TBAs until the completion of their acquisition.

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Accounts receivable	$2,091
Prepaid expenses	66
Broadcast rights	73
Property and equipment	5,833
FCC licenses	10,630
Network affiliation agreements	6,655
Goodwill	2,544
Other intangible assets	365
Other noncurrent assets	33
Total assets acquired	28,290
Less: Accounts payable and accrued expenses	(1,311)
Net assets acquired	$26,979

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 2.5 years.

The station’s net revenue of $7.6 million and operating income of $4.6 million in 2018 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. Transaction costs relating to these acquisitions were not significant during the year ended December 31, 2018.

2017 Acquisitions and Dispositions

Merger with Media General

On January 17, 2017, Nexstar completed its merger with Media General (“2017 merger”). Prior to the completion of the 2017 merger, Media General owned, operated or serviced 78 full power television stations in 48 markets. In connection with the 2017 merger, Nexstar sold the assets of seven of Media General’s full power television stations in seven markets. The full power television stations acquired and consolidated by Nexstar as a result of the 2017 merger, net of divestitures of Media General stations, were as follows:

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

Upon the completion of the 2017 merger, each issued and outstanding share of common stock, no par value, of Media General immediately prior to the effective time of the 2017 merger, was converted into the right to receive:

(i)	$10.55 in cash, without interest (the “2017 merger cash consideration”),
(ii)	0.1249 of a share of Nexstar’s Class A Common Stock (the “Nexstar Common Stock”), par value $0.01 per share (the “Stock Consideration”), and
(iii)

one non-tradeable contingent variable right (“CVR”) representing the right to receive a pro rata share of the net proceeds from certain disposition of Media General’s spectrum in the FCC’s spectrum incentive auction (the “FCC auction”), subject to and in accordance with the contingent value rights agreement governing the CVRs.

The CVR, together with the Stock Consideration and the 2017 merger cash consideration, are collectively referred to as the “2017 Merger Consideration”. The CVRs are not transferable, except in limited circumstances specified in the agreement governing the CVRs.

Upon the completion of the 2017 merger, each unvested Media General stock option outstanding immediately prior to the effective time became fully vested and was converted into an option to purchase Nexstar Common Stock at the same aggregate price as provided in the underlying Media General stock option, with the number of shares of Nexstar Common Stock adjusted to account for the 2017 merger cash consideration and the exchange ratio for the Stock Consideration. Additionally, the holders of Media General stock options received one CVR for each share subject to the Media General stock option immediately prior to the effective time. All other equity-based awards of Media General outstanding immediately prior to the merger vested in full and were converted into the right to receive the 2017 Merger Consideration.

The following table summarizes the components of the total consideration paid, payable or issued upon closing of the 2017 merger (in thousands):

Cash Consideration	$1,376,108
Nexstar Common Stock issued (15,670,094 shares)	995,835
Reissued Nexstar Common Stock from treasury (560,316 shares)	35,608
Stock option replacement awards (228,438 options)	10,702
Repayment of Media General debt, including premium and accrued interest	1,658,135
Contingent consideration liability (CVR)	271,008
$4,347,396

Concurrent with the closing of the 2017 merger, Nexstar sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by Nexstar and seven of which were previously owned by Media General. Nexstar sold the Media General stations for a total consideration of $427.6 million and recognized a loss on disposal of $4.7 million (the “Media General Divestitures”). Nexstar sold its stations for $114.4 million and recognized gain on disposal of $62.4 million (the “Nexstar 2017 Divestitures”). The net gain recognized from these divestitures was included as a separate line item in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017.

The 2017 cash consideration, the repayment of Media General debt, including premium and accrued interest, and the related fees and expenses were funded through a combination of cash on hand, proceeds from the Nexstar 2017 Divestitures and the Media General Divestitures and borrowings during 2017.

On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC to surrender the spectrum of 11 stations previously owned or operated by Media General. The gross proceeds were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. In November 2017, one station went off the air. During 2018, eight stations ceased broadcasting on their previous channels and implemented channel sharing agreements. In 2019, one station moved to a VHF channel and vacated its former channel.  These relinquishments of spectrum resulted in the derecognition of the associated spectrum asset and liability to surrender spectrum asset. The remaining station will convert from UHF to VHF in May 2020. See Note 16 for additional information with respect to the auctioned spectrum.

On August 28, 2017, Nexstar completed the $258.6 million initial payments of the CVR to the holders, which represents the majority of the estimated amount due. As of December 31, 2019, the remaining amount payable to the CVR holders is estimated at $12.3 million.

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

WVMH

On January 31, 2017, Nexstar completed its acquisition of the assets of three CBS affiliated full power television stations and one NBC affiliated full power television station from West Virginia Media Holdings, LLC (“WVMH”).  The stations affiliated with CBS are WOWK in the Charleston-Huntington, West Virginia market, WTRF in the Wheeling, West Virginia-Steubenville, Ohio market and WVNS in the Bluefield-Beckley-Oak Hill, West Virginia market. WBOY in the Clarksburg-Weston, West Virginia market is affiliated with NBC.  This acquisition allowed Nexstar’s entrance into these markets. Nexstar provided programming and sales services to these stations pursuant to a TBA from December 1, 2015 through the completion of the acquisition.

The total purchase price of this transaction was $131.9 million in cash, of which $66.9 million, $58.5 million and $6.5 million was paid in 2017, 2016 and 2015, respectively.  The purchase price was funded through a combination of cash on hand and borrowings.

The stations’ net revenue of $51.3 million and operating income of $11.5 million during the year ended December 31, 2017 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.  No significant transaction costs were incurred during the year ended December 31, 2017.

Other 2017 Acquisitions

During the year ended December 31, 2017, the Company acquired certain assets related to two other television stations in four markets.  The total purchase price for these stations was $8.1 million in cash, of which $4.9 million was paid in 2017 and $3.2 million was paid as a deposit in 2014. The purchase price of these acquisitions was funded by cash on hand.

Unaudited Pro Forma Information

Other than Tribune (acquired in 2019) and Media General (acquired in 2017), the acquisitions completed during 2019, 2018 and 2017 are not significant for financial reporting purposes, both individually and in aggregate.  Therefore, pro forma financial information has not been provided.

The following unaudited pro forma financial information has been presented for the periods indicated as if Nexstar’s acquisition of Tribune and Media General had occurred on January 1, 2018 and January 1, 2016, respectively.  The 2017 period does not include the pro forma effects of the Tribune acquisition, and as such will not provide comparability to the 2019 and 2018 periods presented in the following tables (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net revenue	$4,023,138	$4,266,475	$2,484,214
Income before income taxes	429,784	656,864	288,279
Net income	300,711	502,694	503,871
Net income attributable to Nexstar	295,061	503,947	503,541

The unaudited pro forma financial information combined the historical results of operations, adjusted for business combination accounting effects including transaction costs, the station divestitures, the net gain on disposal of stations previously owned by Nexstar, the depreciation and amortization charges from acquired intangible assets, the interest on new debt and the related tax effects.

The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Tribune and Media General had taken place on January 1, 2018 and January 1, 2016, respectively, because the pro forma results do not reflect expected synergies.

Future Acquisitions

On November 5, 2019, Nexstar entered into purchase and sale agreements with Fox Television Stations, LLC, a Delaware limited liability company and subsidiary of Fox Corporation (“Fox”), whereby Nexstar will purchase the Fox affiliate WJZY and the MyNetworkTV affiliate WMYT in the Charlotte, NC market from Fox for approximately $45.0 million in cash, and will sell to Fox the Fox affiliate KCPQ and the MyNetworkTV affiliate KZJO in the Seattle, WA market, as well as the Fox affiliate WITI in the Milwaukee, WI market, for approximately $350.0 million in cash, subject to customary adjustments.  The transaction, which has received FCC approval, closed on March 2, 2020.

Other future acquisition and disposal activities are also discussed in Note 22—Subsequent Events.

Note 4:  Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2019	2018
Buildings and improvements	39	$354,046	$231,270
Land	N/A	305,067	126,926
Leasehold improvements	term of lease	57,301	27,573
Studio and transmission equipment	5-15	691,216	555,389
Computer equipment	3-5	121,190	97,180
Furniture and fixtures	7	24,563	18,720
Vehicles	5	48,980	38,398
Construction in progress	N/A	187,229	74,924
		1,789,592	1,170,380
Less: accumulated depreciation and amortization		(499,164)	(438,842)
Property and equipment, net		$1,290,428	$731,538

The increase in property and equipment primarily relates to the acquisition of Tribune (see Note 3), spectrum repack projects and routine purchases of property and equipment, less disposals.

Note 5:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2019			2018
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,223,906	$(691,640)	$2,532,266	$1,977,825	$(575,860)	$1,401,965
Other definite-lived intangible assets	1-20	961,350	(233,996)	727,354	246,137	(156,179)	89,958
Other intangible assets		$4,185,256	$(925,636)	$3,259,620	$2,223,962	$(732,039)	$1,491,923

The increases in network affiliation agreements and other definite-lived intangible assets primarily relate to assets acquired in connection with the Merger, less assets disposed from station related divestitures as discussed in Note 3 above.

Upon adoption of ASC 842 on January 1, 2019, the Company’s other intangible assets amounting to $24.2 million representing favorable leases, net were reclassified to ROU assets which are included in the “other noncurrent assets, net” in the Consolidated Balance Sheets (see Note 2).

As discussed in Note 2—Variable Interest Entities, Nexstar deconsolidated Marshall effective in December 2019.  As such, Marshall’s network affiliation agreements with a carrying amount of $13.2 million as of December 31, 2019 were excluded from the intangible assets presented in the above table for 2019.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2019 (in thousands):

2020	$288,771
2021	280,525
2022	278,456
2023	277,304
2024	276,819
Thereafter	1,857,745
$3,259,620

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2018	$2,257,774	$(89,820)	$2,167,954	$1,825,678	$(47,410)	$1,778,268
Acquisitions (See Note 3)	990,927	-	990,927	1,249,286	-	1,249,286
Nexstar Divestitures (See Note 3)	(98,834)	-	(98,834)	(92,763)	-	(92,763)
Impairment	-	(42,474)	(42,474)	-	-	-
Deconsolidation of Marshall (See Note 2)	(19,154)	-	(19,154)	(13,326)	-	(13,326)
Measurement period adjustments related to prior year acquisitions	(1,544)	-	(1,544)	-	-	-
Balances as of December 31, 2019	$3,129,169	$(132,294)	$2,996,875	$2,968,875	$(47,410)	$2,921,465

Included in the amount of Acquisitions of goodwill of $990.9 million and FCC licenses of $1.249 billion as described above are the measurement period adjustments to the initial Tribune purchase price allocation resulting to a reduction to goodwill amounting to $66.6 million and a reduction to FCC licenses amounting to $172.2 million.

During 2019, Nexstar recorded measurement period adjustments related to a station acquired in 2018 and recognized a $1.5 million reduction to goodwill, representing working capital adjustments.

As discussed in Note 2, the Company has one broadcast business reporting unit, one cable network reporting unit and one digital reporting unit for purposes of annual goodwill impairment review as of December 31, 2019. The Company’s annual impairment review of FCC licenses is performed at the station market level.

In the fourth quarter of 2019 and 2018, the Company performed its annual impairment tests on goodwill and FCC licenses attributable to the broadcast business using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts.

Due to the actual and projected decreases in operating results of the Company’s digital reporting unit, management reviewed the recoverability of this unit’s definite-lived intangible assets and performed quantitative impairment analysis on goodwill during the third quarter of 2019.  The long-term projected effect of the deterioration in customer relationships, mainly driven by marketplace changes on select demand-side platform customers, led to the decrease in this business unit’s current operating results and forecasts.  Based on the analysis of estimated undiscounted future pre-tax cash flows expected to result from the use of the intangible assets and its eventual disposition, and analysis of estimated fair value of the reporting unit using a combination of income and market approach method, management determined that the carrying values of definite-lived intangible assets and goodwill are not recoverable and recorded a non-cash pre-tax impairment charge of $20.8 million and $42.5 million, respectively, in the third quarter of 2019.  As of December 31, 2019, there are no significant long-lived assets remaining in this asset group and the digital reporting unit has no remaining balance of goodwill.  No other events or circumstances were noted in 2019 that would indicate impairment of the Company’s other definite-lived intangible assets and goodwill.

Note 6:  Assets Held for Sale

Assets held for sale in the Company’s Consolidated Balance Sheets as of December 31 consisted of the following (in thousands):

	2019	2018
Real estate	$240,524	$4,417

The increase in assets held for sale is due to new assets acquired in connection with the Merger (See Note 3 above) and mainly consist of a real estate property located in Chicago.

Note 7:  Investments

Investments consist of the following (in thousands):

	2019	2018
Equity method investments	$1,471,866	$13,666
Other equity investments	5,487	305
Total investments	$1,477,353	$13,971

Equity Method Investments

The Company’s equity method investments primarily included TV Food Network (in which Nexstar has an ownership stake of 31.3%) with a book value of $1.452 billion as of December 31, 2019.  The Company received cash distributions from TV Food Network totaling $14.8 million in 2019.  The Company also received cash distributions from other equity method investments totaling $2.7 million in 2019.

TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems.

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2020. Nexstar would be entitled to its proportionate share of distributions to partners in the event of a liquidation, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805 “Business Combinations.” Additionally, the Company measured its estimated share of the basis difference attributable to investees’ goodwill.  In connection with Nexstar’s Merger with Tribune, Nexstar estimated a total of $853.0 million for its share of the basis difference attributable to investees’ amortizable intangible assets. Nexstar also estimated a basis difference of $501.8 million attributable to investees’ goodwill.

The Company amortizes the basis differences attributable to tangible assets and intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2019, the remaining identifiable assets subject to amortization of basis difference totaled $808.3 million and have a weighted average remaining useful life of approximately 8 years.

Income on equity investments, net reported in the Company’s Consolidated Statements of Operations and Comprehensive Income consisted of the following (in thousands):

	2019	2018	2017
Income on equity investments, net, before amortization of basis difference	$63,107	$(1,907)	$(1,017)
Amortization of basis difference	(45,182)	(529)	(251)
Income on equity investments, net	$17,925	$(2,436)	$(1,268)

Summarized financial information for TV Food Network is as follows (in thousands):

September 19, 2019 to
December 31, 2019
Net revenue	$369,014
Costs and expenses	163,657
Income from operations	205,357
Net income	208,487
Net income attributable to Nexstar Media Group, Inc.	65,244

December 31, 2019
Current assets	$845,151
Noncurrent assets	405,161
Current liabilities	138,749
Noncurrent liabilities	11,111

Other Equity Investments

Other equity investments are investments without readily determinable fair values. All of the Company’s other equity investments, including those acquired through the Merger with Tribune, are ownership interests in private companies. These assets were recorded at cost, subject to periodic evaluation of the carrying values.

Note 8:  Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2019	2018
Compensation and related taxes	$88,372	$44,269
Broadcast rights payable	120,165	8,340
Network affiliation fees	62,901	21,916
Interest payable	88,600	32,047
Capital expenditures	25,410	18,273
Other	157,228	51,052
	$542,676	$175,897

Note 9:  Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2019	2018
Term loans	$5,914,703	$2,445,169
Revolving loans	-	5,628
6.125% Senior unsecured notes due 2022	-	275,000
5.875% Senior unsecured notes due 2022	-	400,000
5.625% Senior unsecured notes due 2024	900,000	900,000
5.625% Senior unsecured notes due 2027	1,785,000	-
Total outstanding principal	8,599,703	4,025,797
Less: unamortized financing costs and discount - Term Loans	(104,281)	(37,679)
Less: unamortized financing costs and discount - 6.125% Notes due 2022	-	(1,556)
Less: unamortized financing costs and premium - 5.875% Notes due 2022	-	6,233
Less: unamortized financing costs and discount - 5.625% Notes due 2024	(9,955)	(11,792)
Less: unamortized financing costs and premium - 5.625% Notes due 2027	7,121	-
Total outstanding debt	8,492,588	3,981,003
Less: current portion	(109,310)	(96,093)
Long-term debt, net of current portion	$8,383,278	$3,884,910

Nexstar Senior Secured Credit Facility

During the year ended December 31, 2019, Nexstar prepaid a total of $180.0 million in principal balance under its Term Loan B and repaid scheduled maturities of $41.5 million of its Term Loan A, both funded by cash on hand.

The prepayments of Term Loan B during 2019 resulted in a total loss on extinguishment of debt of $3.7 million, representing the write-off of unamortized debt financing costs and debt discounts.

On September 19, 2019, Nexstar amended its senior secured credit facility. The main provisions of the amendment included the following:

•	$675.0 million in new Term Loan A borrowing, issued at 99.31%, maturing on September 19, 2024.
•	$3.065 billion in new Term Loan B, issued at 99.21%, maturing on September 18, 2026.
•	the financial covenant was reset, requiring quarterly compliance with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00.

The Company recorded $69.9 million and $10.1 million in legal, professional and underwriting fees related to the new Term Loan B and Term Loan A, respectively, during the year ended December 31, 2019. These costs were recorded as “debt financing costs” and are being amortized using effective interest method over the terms of each related debt. Unamortized debt financing costs are deducted from the carrying amount of the related debt.

The proceeds from the new Term Loans, together with proceeds from the previously issued $1.120 billion 5.625% Notes due 2027 at par (discussed in more detail below), the net proceeds from certain station divestitures (See Note 3) and cash on hand of Nexstar and Tribune were used to finance the following:

•	$4.2 billion Cash Consideration of the Merger (See Note 3);
•	$2.99 billion repayment of Tribune debt, including premium and accrued interest (See Note 3); and
•	related transactions, fees and expenses

As of December 31, 2019, Nexstar’s Term Loan A had outstanding principal balances of $675.0 million (due September 19, 2024) and $788.1 million (due October 26, 2023).  As of December 31, 2018, Nexstar’s Term Loan A had an outstanding principal balance of $829.5 million (due October 26, 2023).

As of December 31, 2019, Nexstar’s Term Loan B had outstanding principal balances of $3.065 billion (due September 18, 2026) and $1.139 billion (due January 17, 2024). As of December 31, 2018, Nexstar’s Term Loan B had an outstanding principal balance of $1.319 billion (due January 17, 2024).  No amounts were outstanding under the Nexstar revolving credit facility as of each of the years then ended.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s amended credit agreement.  As of December 31, 2019, the interest rates of Nexstar’s Term Loan A were both 3.51% and the interest rates of Nexstar’s Term Loan B range from 4.01% to 4.51%. As of December 31, 2018, the interest rate of Nexstar’s Term Loan A and Term Loan B were 4.27% and 4.77%, respectively.  The interest rate on Nexstar’s revolving credit facility was 3.51% and 4.27% as of December 31, 2019 and 2018, respectively.  Interest is payable periodically based on the type of interest rate selected.  Additionally, Nexstar is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Mission Senior Secured Credit Facility

During the year ended December 31, 2019, Mission repaid scheduled maturities of $2.3 million of its Term Loan B.

As of December 31, 2019 and 2018, Mission’s Term Loan B had outstanding principal balances of $226.2 million and $228.5 million, respectively, and none outstanding under its revolving credit facility as of each of the years then ended.  The Term Loan B has a maturity date of January 17, 2024.

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s Term Loan B was 4.01% and 4.77% as of December 31, 2019 and 2018, respectively. The interest rate on Mission’s revolving credit facility was 3.51% and 4.27% as of December 31, 2019 and 2018, respectively.

Marshall Senior Secured Credit Facility

As of December 31, 2018, Marshall’s Term Loan A and revolving credit facility had outstanding principal balances of $45.6 million and $5.6 million, respectively.  During the year ended December 31, 2019, Marshall repaid $2.3 million scheduled maturities of its Term Loan A.

On November 29, 2019, Nexstar assigned its guarantee obligation of Marshall’s credit agreement to Mission in exchange for the payment of $50 million cash to Mission.  The payment was recorded as an intercompany advance between Nexstar and Mission and is eliminated in consolidation.  As a result of the assignment, Mission became the guarantor of Marshall’s debt and Nexstar is no longer a guarantor.

On November 29, 2019, Marshall defaulted on the payment of principal and interest and other payments due to the third-party bank lenders. Following the default, Mission paid the outstanding principal balances of Marshall’s Term Loan A and revolving credit facility of $43.2 million and $5.6 million, respectively, plus accrued and unpaid interest.  After making the payment, Mission became Marshall’s new lender under the same Marshall credit agreement.  Mission recognized a loan receivable from Marshall totaling $48.9 million as a result of these transactions.

As discussed in Note 2—Variable Interest Entities, Nexstar has deconsolidated Marshall effective in December 2019.  As such, the outstanding principal balance of loans that Marshall owes Mission is excluded from the current portion of debt in the accompanying Consolidated Balance Sheet as of December 31, 2019. Mission’s loan receivable from Marshall, however, is retained and included in other noncurrent assets in the accompanying Consolidated Balance Sheet as of December 31, 2019.  The Company believes this receivable is collectible.  The Company will continue to evaluate future developments on Marshall’s bankruptcy process.

Shield Senior Secured Credit Facility

During the year ended December 31, 2019, Shield repaid $1.2 million scheduled maturities of its Term Loan A.

As of December 31, 2019 and 2018, Shield’s Term Loan A had outstanding principal balances of $21.8 million and $23.0 million, respectively.

Terms of the Shield senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured credit facility described above. Interest rates are selected at Shield’s option and the applicable margin is adjusted quarterly as defined in Shield’s amended credit agreement. The interest rate on Shield’s Term Loan A was 3.51% and 4.27% as of December 31, 2019 and 2018, respectively.

Unused Commitments and Borrowing Availability

The Company had $139.7 million of total unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2019. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of December 31, 2019, the Company was in compliance with its financial covenants.

5.625% Notes due 2027

On July 3, 2019, Nexstar completed the sale and issuance of $1.120 billion 5.625% Notes due 2027 at par. The gross proceeds of the 5.625% Notes due 2027 were initially deposited into a segregated escrow account. The escrow account was subsequently released on September 19, 2019 to Nexstar to partially fund the closing of the Merger (See Note 3).

On November 22, 2019, Nexstar completed the issuance and sale of $665.0 million aggregate principal amount of additional 5.625% Notes due 2027.  These additional notes were issued at a price of 104.875%, resulting in a debt premium of $27.4 million after giving effect to fees and expenses related thereto.  These additional notes are treated as a single series with the 5.625% Notes due 2027 issued on July 3, 2019.  The net proceeds from this issuance were used to redeem the 5.875% Notes due 2022 and the 6.125% Notes due 2022, including any premium and accrued and unpaid interest.

As of December 31, 2019, the total outstanding principal balance of the 5.625% Notes was $1.785 billion.  The 5.625% Notes due 2027 will mature on July 15, 2027.  Interest on the 5.625% Notes due 2027 is payable semiannually in arrears on January 15 and July 15 of each year.  The 5.625% Notes due 2027 were issued pursuant to an indenture dated July 3, 2019 (the “5.625% Indenture due 2027”).

In 2019, Nexstar recorded $21.0 million in legal, professional and underwriting fees related to the 5.625% Notes due 2027.  These costs were netted against the debt premium from the issuance of the additional notes.  The net debt premium is being amortized using the effective interest method over the term of the debt.  As of December 31, 2019, the unamortized balance of debt premium is added to the carrying amount of the 5.625% Notes due 2027.

Nexstar has the option to redeem all or a portion of the 5.625% Notes due 2027 at any time prior to July 15, 2022 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date plus a make whole premium.  At any time on or after July 15, 2022, Nexstar may redeem the 5.625% Notes due 2027, in whole or in part, at the redemption prices set forth in the 5.625% Indenture due 2027 plus accrued and unpaid interest to the redemption date.  At any time prior to July 15, 2022, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price of 105.625%, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from equity offerings.

Upon the occurrence of a change of control (as defined in the 5.625% Indenture due 2027), each holder of the 5.625% Notes due 2027 may require Nexstar to repurchase all or a portion of the notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 5.625% Notes due 2027 contain covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) create liens, (5) merge or consolidate with another person or transfer or sell assets, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries, (7) prepay, redeem or repurchase certain indebtedness and (8) engage in transactions with affiliates.

The indenture governing the 5.625% Indenture due 2027 provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 5.625% Notes due 2027 may declare the principal of and accrued but unpaid interest, including additional interest, on all the 5.625% Notes due 2027 to be due and payable.

5.625% Notes due 2024

On July 27, 2016, Nexstar completed the issuance and sale of $900.0 million of 5.625% Notes due 2024 at par. The proceeds were used to partially fund Nexstar’s merger with Media General consummated on January 17, 2017 (See Note 3).

The 5.625% Notes due 2024 will mature on August 1, 2024. Interest on the 5.625% Notes due 2024 is payable semiannually in arrears on February 1 and August 1 of each year. The 5.625% Notes due 2024 were issued pursuant to an Indenture, dated as of July 27, 2016 (the “5.625% Indenture due 2024”). The 5.625% Notes due 2024 are senior unsecured obligations of Nexstar and are guaranteed by Mission and certain of Nexstar’s and Mission’s future 100% owned subsidiaries, subject to certain customary release provisions.

The 5.625% Notes due 2024 are senior obligations of Nexstar and Mission but junior to the secured debt to the extent of the value of the assets securing such debt. The 5.625% Notes due 2024 rank equal to the 5.625% Notes due 2027.

At any time on or after August 1, 2019, Nexstar may redeem the 5.625% Notes due 2024, in whole or in part, at the redemption prices set forth in the 5.625% Indenture due 2024.

Upon the occurrence of a change of control (as defined in the 5.625% Indenture due 2024), each holder of the 5.625% Notes due 2024 may require Nexstar to repurchase all or a portion of the 5.625% Notes due 2024 in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 5.625% Indenture due 2024 contains covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) create liens, (5) merge or consolidate with another person or transfer or sell assets, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries, (7) prepay, redeem or repurchase certain indebtedness and (8) engage in transactions with affiliates.

The 5.625% Indenture due 2024 provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 5.625% Notes due 2024 may declare the principal of and accrued but unpaid interest, including additional interest, on all the 5.625% Notes due 2024 to be due and payable.

5.875% Notes

On January 17, 2017, Nexstar assumed the $400.0 million 5.875% Notes due 2022 previously issued by Media General’s subsidiary as part of Nexstar’s merger with Media General (See Note 3).  On November 22, 2019, Nexstar redeemed the outstanding principal amount of the 5.875% Notes in full at a redemption price equal to 101.469%, plus accrued and unpaid interest.  The redemption resulted in a loss on extinguishment of debt of $1.2 million, representing premiums paid to retire the notes less the write-off of unamortized debt premium.  Nexstar funded the redemption through the proceeds from the issuance of the additional 5.625% Notes due 2027 discussed above.

6.125% Senior Unsecured Notes

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Notes at par.  On November 22, 2019, Nexstar redeemed all the outstanding principal amount of the 6.125% Notes in full at a redemption price equal to 101.531%, plus accrued and unpaid interest. The redemption resulted in a loss on extinguishment of debt of $5.4 million, representing premiums paid to retire the notes and write-off of unamortized debt financing costs. Nexstar funded the redemption through the proceeds from the issuance of the additional 5.625% Notes due 2027 discussed above.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, are both guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of the 5.625% Notes due 2027 and the 5.625% Notes due 2024.  Nexstar Digital does not guarantee any of the notes. Shield is not a guarantor of any debt within the group.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2019, the Company was in compliance with its financial covenants.

Debt Maturities

The scheduled maturities of the Company’s debt, excluding the unamortized financing costs, discounts and premium, as of December 31, 2019 are summarized as follows (in thousands):

2020	$109,310
2021	126,360
2022	165,436
2023	722,766
2024	2,779,081
Thereafter	4,696,750
$8,599,703

Note 10:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 95 years, some of which may include options to extend the leases from one to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of December 31, 2019 were not material and are excluded.

(In thousands)	Balance Sheet Classification	December 31, 2019
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$235,285
Current lease liabilities	Other current liabilities	$35,043
Noncurrent lease liabilities	Other noncurrent liabilities	$185,722

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $2,526	Property, plant and equipment, net	$8,138
Current lease liabilities	Other current liabilities	$900
Noncurrent lease liabilities	Other noncurrent liabilities	$15,177

On September 19, 2019, the Company recognized $141.5 million of ROU assets, $18.6 million in current lease liabilities and $122.8 million in noncurrent lease liabilities in connection with Nexstar’s Merger with Tribune. See Note 3 for additional information about the Merger.

Operating lease expenses for the years ended December 31, 2019, 2018, and 2017 were $28.5 million, $22.8 million and $24.6 million, respectively. During the year ended December 31, 2019, $15.4 million of operating lease costs are included in direct operating expenses, excluding depreciation and amortization, and $13.1 million of operating lease costs are included in selling, general and administrative expenses, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations and Comprehensive Income. The depreciation expense and interest expense associated with finance leases during the year ended December 31, 2019 were not material.

Other information related to leases as of December 31, 2019 was as follows (in thousands, except lease term and discount rates):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,345
Operating cash flows from finance leases	943
Financing cash flows from finance leases	822
Weighted Average Remaining Lease Term
Operating leases	7.4 years
Finance leases	11.6 years
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	5.7%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$45,669	$1,795
2021	39,278	1,843
2022	36,421	1,803
2023	33,067	1,818
2024	30,076	1,833
Thereafter	85,745	13,365
Total future minimum lease payments	270,256	22,457
Less: imputed interest	(49,491)	(6,380)
Total	$220,765	$16,077

The Company as a Lessor

The Company has various arrangements under which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As part of the adoption, the Company elected the practical expedient to combine lease and non-lease components in its lessor arrangements.

Note 11:  Retirement and Postretirement Plans

On January 17, 2017, Nexstar assumed Media General’s pension and postretirement plan obligations upon consummation of the merger of the entities (See Note 3).  As a result, Nexstar has a funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees.  Additionally, there are non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. All of these retirement plans are frozen. Nexstar also has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

On September 19, 2019, Nexstar assumed Tribune’s pension and postretirement obligations upon consummation of the merger of the entities (See Note 3).  As a result, Nexstar has a qualified and non-contributory defined benefit retirement plan which covers certain of Tribune’s employees and former employees.  This retirement plan is frozen in terms of pay and service. Nexstar also assumed three defined benefit pension plans (two of which are frozen with the third representing 2% of the total Tribune related projected benefit obligation) for Tribune’s other employees and former employees. These three plans are not material individually or in aggregate.  Nexstar also provides postretirement health care and life insurance benefits to eligible employees (who retired prior to January 1, 2016) under a variety of plans.

As of the closing of Nexstar’s merger with Tribune, the projected benefit obligation of the retirement plans was approximately $2.091 billion and the plan assets at fair value were approximately $1.673 billion resulting in a net liability for retirement plans of $418.2 million (included in other noncurrent liabilities).

The Company uses a December 31 measurement date for its pension and other postretirement benefit plans (“OPEB”). The Company recognizes the overfunded or underfunded status of these pension and other postretirement plans as an asset or liability in its Consolidated Balance Sheet and recognizes changes in that funded status in the year in which changes occur through comprehensive income (loss). The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation.

Benefit Obligations

The following table provides a reconciliation of the changes in the plans’ benefit obligations for the years ended December 31, 2019 and 2018 (in thousands):

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	2019	2018	2019	2018	2019
Change in benefit obligations:
Benefit obligations at beginning of period	$423,700	$460,862	$21,409	$23,374	$-	$-
Assumption of benefit obligations as a result of Nexstar's merger with Tribune (See Note 3)	-	-	-	-	2,091,029	6,813
Service cost	-	-	12	16	271	-
Interest cost	15,517	13,965	765	689	15,650	41
Participant contributions	-	-	-	20	-	4
Plan amendments	-	-	(364)	-	-	-
Actuarial (gain) loss	41,483	(21,568)	2,516	(1,362)	(9,627)	(239)
Benefit payments	(30,099)	(29,559)	(1,770)	(1,328)	(28,043)	(176)
Benefit obligations at end of period(1)(2)	$450,601	$423,700	$22,568	$21,409	$2,069,280	$6,443

(1)

Unless required, the Company’s policy for certain pension benefits to Media General plans is to fund benefits under the supplemental executive retirement, ERISA Excess, and all postretirement benefits plans as claims and premiums are paid. As of December 31, 2019, the benefit obligation related to the supplemental executive retirement and ERISA Excess plans included in the preceding table was approximately $55.1 million.

(2)

As of December 31, 2019, the pension benefit obligation includes $395.5 million related to Media General plans that is substantially funded by plan assets. These plan assets cover approximately 95% of the benefit obligation.  As of December 31, 2019, the $2.069 billion pension obligation related to Tribune plans are adequately funded by plan assets covering approximately 82% of such benefit obligation.

The Plans’ benefit obligations were determined using the following assumptions:

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	2019	2018	2019	2018	2019
Discount rate	3.08%	4.12%	3.00%	4.06%	3.09%	2.53%
Compensation increase rate	-	-	2.00%	2.00%	-	-

Plan Assets

The following table provides a reconciliation of the changes in the fair value of the plans’ assets for the years ended December 31, 2019 and 2018 (in thousands):

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	2019	2018	2019	2018	2019
Change in plan assets:
Fair value of plan assets at beginning of period	$330,914	$381,455	$-	$-	$-	$-
Assumption of plan assets as a result of Nexstar's merger with Tribune (See Note 3)					1,672,788
Actual return on plan assets	69,765	(25,108)	-	-	57,527	-
Employer contributions	4,154	4,126	1,769	1,308	-	172
Participant contributions	-	-	-	20	-	4
Benefit payments	(30,099)	(29,559)	(1,769)	(1,328)	(28,043)	(176)
Fair value of plan assets at end of period	$374,734	$330,914	$-	$-	$1,702,272	$-

The asset allocation for the Company’s funded retirement plans at the end of 2019, and the asset allocation range for 2020, by asset category, are as follows:

	Media General		Tribune
	Asset Allocation	Percentage of Plan Assets at Year End	Asset Allocation	Percentage of Plan Assets at Year End
Asset category:	2020	2019	2020	2019
Equity securities	40%	37%	50%	50%
Fixed income securities	60%	62%	45%	45%
Other	-	1%	5%	5%
Total		100%		100%

As the plan sponsor of the funded retirement plans, the Company’s investment strategy is to achieve a rate of return on the plans’ assets that, over the long-term, will fund the plans’ benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities.  A determinant of the plans’ returns is the asset allocation policy.

The investment policy for plan assets related to Media General plans provides ranges (3-23% U.S. large cap equity, 0-13% U.S. small/mid cap equity, 0-19% international/global equity, 0-17% other equity, 50-70% fixed income and 0-10% cash) for the plans’ long-term asset mix. The Company periodically (at least annually) reviews and rebalances the asset mix if necessary.  The Company also reviews the plans’ overall asset allocation to determine the proper balance of securities by market capitalization, value or growth, U.S., international or global or the addition of other asset classes.

The investment policy related to Media General plans is reviewed frequently and administered by an investment consultant. Periodically, the Company evaluates each investment with the investment consultant to determine if the overall portfolio has performed satisfactorily when compared to the defined objectives, similarly invested portfolios and specific market indices. The policy contains general guidelines for prohibited transactions such as borrowing of money, purchase of securities on margin, short sales, pledging any securities except loans of securities that are fully-collateralized and purchase or sale of futures or options for speculation or leverage.  Restricted transactions include purchase or sale of commodities, commodity contracts or illiquid interests in real estate or mortgages, purchase of illiquid securities such as private placements and use of various futures and options for hedging or for taking limited risks with a portion of the portfolio’s assets.

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

The investment policy for plan assets related to the Tribune plans is to invest in a variety of investments for long-term growth in order to satisfy the benefit obligations of the Company’s pension plans. Accordingly, when making investment decisions, the Company endeavors to strategically allocate assets within asset classes in order to enhance long-term real investment returns and reduce volatility.  The asset allocation is monitored on a quarterly basis and rebalanced as necessary.

Equity securities are invested broadly in U.S. and non-U.S. companies and are diversified across countries, currencies, market capitalizations and investment styles.  These securities use the S&P 500 (U.S. large cap), Russell 2000 (U.S. small cap) and MSCI All Country World Index ex-U.S. (non-U.S.) as their benchmarks.

Fixed income securities are invested in diversified portfolios that invest across the maturity spectrum and include primarily investment-grade securities with a minimum average quality rating of A and insurance annuity contracts.  These securities use the Barclays Capital Aggregate (intermediate term bonds) and Barclays Capital Long Government/Credit (long bonds) U.S. Bond Indexes as their benchmarks.

Other investments include investments in private real estate assets, private equity funds and venture capital funds.  The private equity and venture capital investments use the median internal rate of return for the given strategy and vintage year in the Thomson One/Cambridge database as their benchmarks.  The real estate assets use the National Council of Real Estate Investment Fiduciaries Property Index as their benchmark.

The following table sets forth, by asset category, the Company’s pension plan assets as of December 31, 2019 and 2018, using the fair value hierarchy established under ASC Topic 820 as described in Note 12. The fair value hierarchy in the tables exclude certain investments which are valued using net asset value (“NAV”) as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2019
	Media General				Tribune
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$57,854	$-	$-	$57,854	$605,572	$-	$-	$605,572
Common collective trusts	-	-	-	-	-	6,981	-	6,981
Fixed income
U.S. government securities	-	-	-	-	-	347,091	-	347,091
Corporate bonds	-	-	-	-	-	363,720	-	363,720
Mortgage-backed and asset-backed securities	-	-	-	-	-	63,504	-	63,504
Other(1)	891	-	-	891	-	(156,893)	-	(156,893)
Pooled separate account	-	-	-	-	-	16,188	-	16,188
Total pension plan assets measured at fair value	$58,745	$-	$-	58,745	$605,572	$640,591	$-	1,246,163
Pension plan assets measured at NAV as a practical expedient				315,989				429,729
Pension plan assets measured at contract value:
Insurance contracts				-				26,380
Total pension plan assets				$374,734				$1,702,272

(1)	Other includes pending net security purchases of $210.8 million.

	Pension Plan Assets as of December 31, 2018
	Media General
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$45,620	$-	$-	$45,620
Other	3,623			3,623
Total pension plan assets mesured at fair value	49,243	-	-	49,243
Pension plan assets measured at NAV as a practical expedient				281,671
Total pension plan assets				$330,914

Registered investment companies are valued at exchange listed prices for exchange traded registered investment companies, which are classified in Level 1 of the fair value hierarchy.

Common/collective trusts are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective common/collective trusts. Common/collective trusts contain underlying assets valued based on pricing from observable market information in a non-active market and are classified in Level 2 of the fair value hierarchy.

Certain common/collective trusts, the international equity limited company, real estate, private equity and venture capital limited partnerships that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy.  The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

U.S. government securities consist of investments in treasury securities, investment grade municipal securities and unrated or non-investment grade municipal securities and are classified in Level 2 of the fair value hierarchy.  U.S. government bonds not traded on an active market are valued at a price which is based on a compilation of primarily observable market information or a broker quote in a non-active market and are classified in Level 2 of the fair value hierarchy.  Corporate bonds, mortgage-backed securities and asset-backed securities are valued using evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2 of the fair value hierarchy.

The pooled separate account represents an insurance contract under which plan assets are administered through pooled funds. The pooled separate account portfolio may include investments in money market instruments, common stocks and government and corporate bonds and notes. The underlying assets are valued based on the net asset value as provided by the investment account manager and therefore the pooled separate account is classified in Level 2 of the fair value hierarchy.

Funded Status

The following table provides a statement of the funded status of the plans at December 31 (in thousands):

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	2019	2018	2019	2018	2019
Amounts recorded in the balance sheet:
Current liabilities	$(4,068)	$(4,091)	$(1,917)	$(1,883)	$-	$(1,069)
Noncurrent liabilities	(71,799)	(88,695)	(20,651)	(19,526)	(367,008)	(5,374)
Funded status	$(75,867)	$(92,786)	$(22,568)	$(21,409)	$(367,008)	$(6,443)

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans prior to any deferred tax effects (in thousands):

	Media General		Tribune
	Pension Benefits	OPEB	Pension Benefits	OPEB
January 17, 2017	$-	$-	$-	$-
Actuarial gain (loss)	9,733	(1,433)	-	-
December 31, 2017	9,733	(1,433)	-	-
Actuarial (loss) gain	(29,074)	1,471	-	-
December 31, 2018	(19,341)	38	-	-
Actuarial gain (loss)	6,416	(2,163)	41,446	239
December 31, 2019	$(12,925)	$(2,125)	$41,446	$239

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

	Media General		Tribune
	Pension Benefits	OPEB	Pension Benefits	OPEB
Employer Contributions
2020 to participant benefits	$4,069	$1,917	$51,312	$1,069
Expected Benefit Payments
2020	$29,985	$1,917	$122,585	$1,069
2021	29,761	1,897	125,984	945
2022	29,447	1,863	128,114	829
2023	29,297	1,832	131,000	723
2024	29,080	1,793	129,622	626
2025-2029	137,544	7,799	624,621	1,953

Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost (credit) for the plans for the years ended December 31, 2019 and 2018 (in thousands):

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	2019	2018	2019	2018	2019
Service cost	$-	$-	$12	$16	$271	$-
Interest cost	15,517	13,965	765	689	15,650	41
Expected return on plan assets	(21,867)	(25,534)	-	-	(25,708)	-
Amortization of net loss	-	-	(10)	109	-	-
Settlement gain recognized	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(6,350)	$(11,569)	$767	$814	$(9,787)	$41

The Company anticipates recording an aggregate net periodic benefit credit of $7.3 million for its Media General pension and other benefits in 2020, as the expected return on plan assets exceeds estimated interest cost. The Company also anticipates recording an aggregate net periodic benefit credit of $36.2 million for its Tribune pension and other benefits in 2020, as the expected return on plan assets exceeds estimated interest cost.

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	2019	2018	2019	2018	2019
Discount rate	4.13%	3.49%	4.06%	3.42%	3.12%	2.57%
Expected return on plan assets	6.25%	7.00%	-	-	5.55%	-
Compensation increase rate	-	-	2.00%	2.00%	-	-

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

For purposes of measuring postretirement health care costs for 2019 related to Tribune, the Company assumed a 6.71% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter. For purposes of measuring postretirement health care obligations related to Tribune at December 31, 2019, the Company assumed a 6.43% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter.

Defined Contribution Plans

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all Company employees who meet the minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the 401(k) Plans may be made at the discretion of management of the Company. During the years ended December 31, 2019, 2018 and 2017, Nexstar contributed $12.1 million, $8.5 million and $4.2 million, respectively, to the 401(k) Plans.

The Company has a Supplemental Income Deferral Plan for which certain employees, including executive officers, were eligible. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company for these plans for 2019 is nominal.

Note 12:  Fair Value Measurements

The Company measures and records in its Consolidated Financial Statements certain assets and liabilities at fair value. ASC Topic 820 “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, and accrued expenses approximate fair value due to their short term to maturity. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$5,810,422	$5,915,451	$2,407,490	$2,389,439
Revolving loans(1)	-	-	5,628	5,528
6.125% Senior unsecured notes(2)	-	-	273,444	275,688
5.875% Senior unsecured notes(2)	-	-	406,233	397,000
5.625% Senior unsecured notes due 2024(2)	890,045	938,250	888,208	837,000
5.625% Senior unsecured notes due 2027(2)	1,792,121	1,883,175	-	-

(1) The fair values of senior secured and revolving credit facilities are computed based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

(2) The fair value of the Company’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2, as quoted market prices are available for low volume trading of these securities.

Other equity method investments in private companies (without readily determinable fair values) are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment, as further described in Note 7. During the year ended December 31, 2019, there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments resulting from an orderly transaction for the identical or a similar investment. The non-equity method investments are classified as Level 3 of the fair value hierarchy.

Note 13:  Common Stock

The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to 10 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters submitted to a vote of the stockholders. Holders of Class C common stock have no voting rights.

The common stockholders are entitled to receive cash dividends, subject to the rights of holders of any series of preferred stock, on an equal per share basis. Nexstar’s senior secured credit facility provides limits on the amounts of dividends the Company may pay to stockholders during the term of Nexstar’s credit agreement.

On January 31, 2020, the board of directors declared a quarterly cash dividend for 2020 beginning in the first quarter. See Note 22 for additional information.

On April 26, 2018, Nexstar’s Board of Directors approved a $200 million increase in Nexstar’s share repurchase authorization to repurchase its Class A common stock. As of December 31, 2019, the remaining available amount under the share repurchase authorization was $156.8 million, inclusive of the remaining balance from prior authorizations. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that is required to be repurchased and the repurchase program may be suspended or discontinued at any time without prior notice. In 2019, Nexstar repurchased a total of 439,743 shares of Class A common stock for $45.1 million, funded by cash on hand. In 2018, Nexstar repurchased a total of 751,920 shares of Class A common stock for $50.5 million, funded by cash on hand.  In 2017, Nexstar repurchased a total of 1,689,132 shares of Class A common stock for $99.0 million, funded by cash on hand.

During the years ended December 31, 2019, 2018 and 2017, 563,285 shares, 411,752 shares and 680,511 shares, respectively, of Class A common stock were reissued from treasury to fulfill stock option exercises and vesting of restricted stock units.

Note 14:  Stock-Based Compensation Plans

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

The Company recognized stock-based compensation expense of $38.6 million, $31.3 million and $24.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $70.0 million of total unrecognized compensation cost related to stock options and restricted stock units, expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation Plans

As of December 31, 2019, Nexstar has three stock-based compensation plans that provide for the granting of stock options, stock appreciation rights, RSUs and PSUs to directors, employees or consultants of Nexstar: the 2019 Long-Term Equity Incentive Plan approved by Nexstar’s majority stockholders on June 5, 2019 (the “2019 Plan”), the 2015 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 11, 2015 (the “2015 Plan”) and the 2012 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on September 26, 2012 (the “2012 Plan”). A maximum of 3,100,000 shares, 2,500,000 shares and 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2019 Plan, 2015 Plan and the 2012 Plan, respectively.  No new awards are granted under equity incentive plans prior to these plans but any unissued available shares can be issued under the 2012 Plan.

At December 31, 2019, 3,495,479 shares remained available for future grants, of which 3,100,000 shares, 377,729 shares and 17,750 shares were available under the 2019 Plan, the 2015 Plan and the 2012 Plan, respectively. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised or restricted stock units vest.

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

The following table summarizes activity and information related to stock options for the year ended December 31, 2019:

	Outstanding Options				Non-Vested Options
			Weighted-
		Weighted-	Average	Aggregate		Weighted-
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value		Grant-Date
	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value
Outstanding as of December 31, 2018	1,809,268	$21.92	4.05	102,625	50,000	$31.45
Granted	-	$-			-	$-
Exercised	(142,518)	$16.86			-	$-
Vested	-	$-			(50,000)	$31.45
Forfeited/cancelled	(925)	$4.64				$-
Balances as of December 31, 2019	1,665,825	$22.36	3.21	$158,070	-	$31.45
Exercisable as of December 31, 2019	1,665,825	$22.36	3.21	$158,070
Fully vested and expected to vest as of December 31, 2019	1,665,825	$22.36	3.21	$158,070

Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $117.25 on December 31, 2019, and the stock option exercise prices multiplied by the number of options outstanding. For the years ended December 31, 2019, 2018 and 2017, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $12.9 million, $5.0 million and $34.1 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the aggregate fair value of options vested was $1.6 million, $6.6 million and $17.6 million, respectively.

Time-Based Restricted Stock Units

The RSUs vest over a range of two to five years from the date of the award. All unvested RSUs are forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to RSUs for the year ended December 31, 2019:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2018	1,256,375	$63.91
Awarded	363,000	$96.97
Vested	(450,124)	$63.52
Forfeited/cancelled	(18,000)	$70.41
Unvested as of December 31, 2019	1,151,251	$74.39

Performance-Based Restricted Stock Units

The vesting of the PSUs is contingent on the continued service of the grantee and the achievement of specific performance metrics (generally over a range of three to four years) designated by the Board of Directors of the Company. All unvested PSUs are forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to PSUs for the year ended December 31, 2019:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2018	167,500	$63.86
Awarded	113,334	$84.95
Vested	(72,499)	$59.58
Forfeited/cancelled	-	$-
Unvested as of December 31, 2019	208,335	$76.82

Note 15:  Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2019	2018	2017
Current tax expense (benefit):
Federal	$111,486	$102,516	$190,743
State	28,962	29,761	38,499
	140,448	132,277	229,242
Deferred tax expense (benefit):
Federal	8,075	7,997	(438,281)
State	(11,497)	4,406	(24,904)
	(3,422)	12,403	(463,185)
Income tax expense (benefit)	$137,026	$144,680	$(233,943)

The following is a reconciliation of the federal statutory income tax rate to income tax expense for the years ended December 31 (in thousands):

	2019	2018	2017
Federal income tax at the statutory rate	$78,229	$111,915	$84,476
State and local taxes, net of federal benefit	13,569	27,123	10,676
Nondeductible compensation	5,149	2,858	6,375
Nontaxable proceeds on station divestiture	-	-	(9,146)
Nondeductible acquisition costs	3,649	-	3,901
Nondeductible meals and entertainment	2,171	2,047	1,546
Nondeductible goodwill impairment	8,920	1,532	3,577
Domestic production activities deduction	-	-	(11,178)
Excess tax benefit on stock-based compensation	(5,363)	(750)	(8,106)
Disposition of nondeductible goodwill	10,302	-	3,279
Impact of federal tax rate reduction	-	-	(322,193)
Change in beginning of year valuation allowance	19,894	1,430	1,635
Other	506	(1,475)	1,215
Income tax expense (benefit)	$137,026	$144,680	$(233,943)

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

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$41,142	$46,189
Compensation	18,827	14,085
Rent	56,974	1,916
Pension	121,437	30,679
Other	24,394	13,270
Total deferred tax assets	262,774	106,139
Valuation allowance for deferred tax assets	(18,147)	(3,071)
Total deferred tax assets	244,627	103,068
Deferred tax liabilities:
Property and equipment	(249,909)	(72,703)
Other intangible assets	(508,412)	(291,673)
Goodwill	(125,609)	(37,455)
FCC licenses	(671,092)	(318,562)
Rent	(64,229)	-
Deferred gain on spectrum	(37,276)	-
Investments	(280,002)	-
Other	(18,786)	(13,070)
Total deferred tax liabilities	(1,955,315)	(733,463)
Net deferred tax liabilities	$(1,710,688)	$(630,395)

As of December 31, 2019, the Company had a valuation allowance related to deferred tax assets of $18.1 million which was not likely to be realized, an increase of $15.1 million from December 31, 2018.  This increase is net of a $3.0 million decrease due to the deconsolidation of Marshall.  During the year ended December 31, 2019, the valuation allowance increased primarily due to the Company’s belief, based upon consideration of the positive and negative evidence, that certain deferred tax assets related to one of the VIEs were not likely to be realized.

As of December 31, 2019, the Company's reserve for uncertain tax positions totaled approximately $45.2 million. For the years ended December 31, 2019, 2018 and 2017 there were $45.2 million, $12.5 million and $23.3 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably.  The Company has not recorded any tax reserves related to the Chicago Cubs Transactions as further described in Note 17.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

	2019	2018	2017
Uncertain tax position liability at the beginning of the year	$12,542	$23,258	$3,677
Increases resulting from merger transaction	32,211	432	22,605
Increases related to tax positions taken during the current period	75	45	1,847
Increases related to tax positions taken during prior periods	761	1,497	-
Decreases related to tax positions taken during prior periods	-	(12,496)	(2,440)
Decreases related to settlements with taxing authorities	-	-	(806)
Decreases related to expiration of statute of limitations	(354)	(194)	(1,625)
Uncertain tax position liability at the end of the year	$45,235	$12,542	$23,258

The Company’s liability for unrecognized tax benefits totaled $45.2 million and $12.5 million at December 31, 2019 and 2018, respectively.  If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $45.1 million and $11.4 million impact on the Company’s reported income tax expense in 2019 and 2018, respectively.

As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.  The Company’s accrued interest and penalties related to uncertain tax positions was $6.4 million for the year ended December 31, 2019 and was not significant for the year ended December 31, 2018.

Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.  The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $14.5 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

There can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  The Tribune acquired entities are currently undergoing a 2014 – 2015 Federal audit and continue to be subject to audit for years after 2015.  Nexstar is subject to U.S. Federal tax examinations for years after 2015. The Company currently has various state income tax returns in the process of examination or administrative appeal. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service.  Generally, the Company is subject to state tax examination for years after 2015 and any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination.

The Company has gross federal and state income tax NOL carryforwards of $127.2 million and $280.0 million, respectively, which are available to reduce future taxable income if utilized before their expiration. A valuation allowance has been recorded against $64.2 million of Federal NOLs and $17.6 million of State NOLs attributable to one of the consolidated VIEs. The federal NOLs expire through 2038 if not utilized. Federal NOLs generated after 2017 carry forward indefinitely.  State NOLs will expire through 2038 if not utilized.  Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. As of December 31, 2019, the Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

Note 16:  FCC Regulatory Matters

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made television JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between commercial television stations and required public disclosure of those SSAs (while not considering them attributable).

The 2016 Ownership Order reinstated a previously adopted rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA. Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness.  On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019.  On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership).  There is the possibility of further litigation regarding the Third Circuit’s September 2019 opinion.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of a UHF station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount,” and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount, which became effective again on June 15, 2017. A federal court of appeals dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a comprehensive rulemaking to evaluate the UHF discount together with the national ownership limit. Comments and reply comments were filed in 2018, and the proceeding remains open. Nexstar is in compliance with the 39% national cap limitation.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. Of the 11 total stations that accepted bids, one station went off the air in November 2017. The associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017. The station that went off the air did not have a significant impact on the Company’s financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. Of the two remaining stations, one moved to a VHF channel in 2019 and vacated its former channel.  As such, the associated spectrum asset and liability to surrender spectrum, both amounting to $52.0 million, were derecognized in 2019.  The remaining station will move to a VHF channel and must vacate its current channel by May 2020.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and must cease operating on their former channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, multichannel video programming distributors (“MVPDs”) and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, and, in many cases, subsequent requests for reimbursement of those costs. As of December 6, 2019, verified cost estimates were approximately $1.95 billion, with 79 percent of the repack complete and reimbursements still to be made to certain low power television and FM radio stations affected by the repack. During the years ended December 31, 2019, 2018 and 2017, the Company spent a total of $79.3 million, $26.8 million and $2.6 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Consolidated Balance Sheets.  During the years ended December 31, 2019 and 2018, the Company received $70.4 million and $29.4 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.  The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

Note 17:  Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period.  Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2019 (in thousands):

2020	$70,264
2021	45,370
2022	35,721
2023	15,861
2024	8,833
Thereafter	-
$176,049

Guarantee of Mission and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission and Shield senior secured credit facilities. In the event that Mission or Shield are unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of December 31, 2019, Mission had a maximum commitment of $229.2 million under its senior secured credit facility, of which $226.2 million in principal debt balance was outstanding.  As of the same date, Shield had used all of its commitment and had $21.8 million in principal debt balance outstanding.  Based on the terms of the credit agreements, Mission’s outstanding debt is due January 2024, and Shield’s outstanding debt is due October 2023.

On November 29, 2019, Nexstar assigned its guarantee obligation of Marshall’s credit agreement to Mission in exchange for a cash payment.  Concurrently, Marshall defaulted on the payment of principal and interest and other payments due to its third-party bank lenders.  Following Marshall’s default, Mission honored its guarantee of Marshall’s debt and paid the outstanding principal balance and unpaid interest.  As a result, Mission became the new lender under the same credit agreement and recognized a loan receivable from Marshall of $48.9 million.  In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas.  Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain executory contracts between Nexstar and Marshall, including the JSAs.  As a result of these developments, Nexstar evaluated its business arrangements with Marshall and determined that it no longer has the power to direct the most significant economic activities of the entity and thus no longer meets the accounting criteria for a controlling financial interest in the entity.  Thus, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019, including Marshall’s loans payable to Mission.  Mission’s loan receivable from Marshall, however, is retained and included in other noncurrent assets in the accompanying Consolidated Balance Sheet as of December 31, 2019. The Company believes this receivable is collectible.  The Company will continue to evaluate future developments on Marshall’s bankruptcy process.

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

Collective Bargaining Agreements

As of December 31, 2019, certain technical, production and news employees at 19 of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

Starting in July 2018, a series of plaintiffs filed putative class action lawsuits against the Defendants and others alleging that they coordinated their pricing of television advertising, thereby harming a proposed class of all buyers of television advertising time from one or more of the Defendants since at least January 1, 2014.  The plaintiff in each lawsuit seeks injunctive relief and money damages caused by the alleged antitrust violations.  On October 9, 2018, these cases were consolidated in a multi-district litigation in the District Court for the Northern District of Illinois captioned In Re: Local TV Advertising Antitrust Litigation, No. 1:18-cv-06785 (“MDL Litigation”).  On January 23, 2019, the Court in the MDL Litigation appointed plaintiffs’ lead and liaison counsel.

The MDL Litigation is ongoing.  The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants filed a Motion to Dismiss on September 5, 2019.  Before the Court ruled on that motion, the Plaintiffs filed their Second Amended Consolidated Complaint on September 9, 2019.  This complaint added additional defendants and allegations. The Defendants filed a Motion to Dismiss and Strike on October 8, 2019.  That motion is currently pending. Nexstar and Tribune deny the allegations against them and will defend their advertising practices.

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

On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed 108 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.

Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES; and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions (as defined below) consummated by the Debtors, the Tribune employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. Each of the Confirmation Order appeals has been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, Tribune’s financial condition may be adversely affected.

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of December 31, 2019, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $16.6 million and are estimated to be sufficient to satisfy such obligations.

As of December 31, 2019, all but 347 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and with Tribune becoming wholly-owned by the Tribune Company employee stock ownership plan (the “Leveraged ESOP Transactions”). Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Under the Plan, the indemnity claims of Tribune’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s unaudited Consolidated Statements of Operations and Comprehensive Income and primarily include professional advisory fees and other costs related to the resolution of unresolved claims.  Such amounts were not significant from September 19, 2019 to December 31, 2019.   The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2020 and potentially in future periods.

Termination of Tribune and Sinclair Merger Agreement—On August 9, 2018, Tribune provided notification to Sinclair Broadcast Group, Inc. (“Sinclair”) that it terminated, effective immediately, the Agreement and Plan of Merger, dated May 8, 2017, with Sinclair, which provided for the acquisition by Sinclair of all of the outstanding shares of Tribune’s common stock. Additionally, on August 9, 2018, Tribune filed a complaint in the Delaware Court of Chancery against Sinclair, alleging that Sinclair willfully and materially breached its obligations under the merger agreement. The lawsuit sought damages for all losses incurred as a result of Sinclair’s breach of contract under the merger agreement.  On January 27, 2020, Nexstar and Sinclair resolved the outstanding lawsuit between Tribune and Sinclair through a settlement.  See Note 22 for additional information.

Chicago Cubs Transactions—On August 21, 2009, Tribune and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), among other parties, entered into an agreement (the “Cubs Formation Agreement”) governing the contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC. The transactions contemplated by the Cubs Formation Agreement and the related agreements thereto (the “Chicago Cubs Transactions”) closed on October 27, 2009. As a result of these transactions, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) owned 95% and Tribune owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain as the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations.

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2019 would be approximately $96.0 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019.  Briefing is ongoing, and an opinion on the merits is expected after briefing is complete.   The U.S. Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty.  Other aspects of this litigation remain in process.

On January 22, 2019, Tribune sold its 5% membership interest in CEV LLC and paid the federal and state taxes due on the deferred gain and the gain on sale of its ownership of CEV LLC through its regular tax reporting process. The sale of Tribune’s ownership interest in CEV LLC has no impact on Tribune’s ongoing dispute with the IRS. On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar pursuant to the Merger Agreement (See Note 3). Nexstar continues to disagree with the IRS’s position that the Chicago Cubs Transactions generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225.0 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $147.0 million of tax payments prior to its merger with Nexstar. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy.  Tribune no longer own any portion of CEV LLC. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions.

Marshall Litigation— On April 3, 2019, Marshall filed a lawsuit against Nexstar in the Supreme Court of the State of New York. The lawsuit initially asserted eight causes of action, five of which were subsequently dismissed by the Supreme Court (the Court’s order dismissing those five claims is currently on appeal). The remaining causes of action allege: (i) breach of the SSAs between Nexstar and Marshall; (ii) breach of the guaranty agreement between Nexstar and Marshall’s lenders; and (iii) conversion of certain retransmission fees collected by Nexstar on Marshall’s behalf. Marshall is seeking monetary and punitive damages, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously. On November 20, 2019, Nexstar filed counterclaims against Marshall and Pluria Marshall, in his individual capacity, alleging breach of the SSAs, unjust enrichment, and fraudulent conveyance.  Nexstar seeks payment of the outstanding amount due under the SSAs as compensatory damages, punitive damages for the alleged fraudulent conveyances, and attorneys’ fees and costs. The parties have agreed to stay all claims pending mediation scheduled for March 2020.

As discussed in Note 2—Variable Interest Entities—Non-Consolidated VIEs, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas.  Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain executory contracts between Nexstar and Marshall, including the JSAs.  As a result of these developments, Nexstar evaluated its business arrangements with Marshall determined that it no longer has the power to direct the entity’s most significant economic activities and thus no longer meets the accounting criteria for a controlling financial interest in the entity.  Thus, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019.  As of this date, Nexstar has an outstanding receivable from Marshall for services rendered under the SSAs of $13.9 million.  Additionally, Mission has an outstanding loan receivable from Marshall amounting to $48.9 million (See Note 9 for additional information).  The Company believes these receivables are collectible.  The Company will continue to evaluate future developments on Marshall’s bankruptcy process.

Note 18:  Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes (i) television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) digital multicast network services, (iii) WGN America, a national general entertainment cable network, (iv) a sports betting information website, and (v) WGN-AM, a Chicago radio station.  The other activities of the Company include (i) corporate functions, (ii) the management of certain real estate assets recently acquired through the Merger, including revenues from leasing certain owned office and production facilities, (iii) digital businesses and (iv) eliminations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Year Ended December 31, 2019	Broadcast	Other	Consolidated
Net revenue	$2,929,431	$109,893	$3,039,324
Depreciation	108,805	14,570	123,375
Amortization of intangible assets	182,238	18,079	200,317
Income (loss) from operations	948,237	(293,106)	655,131
Goodwill	2,996,875	-	2,996,875
Assets	12,918,966	1,070,771	13,989,737

Year Ended December 31, 2018	Broadcast	Other	Consolidated
Net revenue	$2,612,531	$154,165	$2,766,696
Depreciation	89,312	20,477	109,789
Amortization of intangible assets	126,850	22,556	149,406
Income (loss) from operations	918,401	(160,622)	757,779
Goodwill	2,125,479	42,475	2,167,954
Assets	6,622,604	439,426	7,062,030

Year Ended December 31, 2017	Broadcast	Other	Consolidated
Net revenue	$2,306,404	$125,562	$2,431,966
Depreciation	85,913	14,745	100,658
Amortization of intangible assets	147,328	12,172	159,500
Income (loss) from operations	694,967	(189,342)	505,625

The following table presents the disaggregation of the Company’s revenue under ASC 606 for the periods presented.

Year Ended December 31, 2019	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,335,126	$-	$1,335,126
Political advertising	51,889	-	51,889
Distribution revenue	1,368,881	-	1,368,881
Digital	137,067	104,452	241,519
Other	19,083	5,441	24,524
Trade revenue	17,385	-	17,385
Total revenue	$2,929,431	$109,893	$3,039,324

Year Ended December 31, 2018	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,089,920	$-	$1,089,920
Political advertising	251,209	-	251,209
Distribution revenue	1,121,081	-	1,121,081
Digital	107,054	154,105	261,159
Other	26,425	60	26,485
Trade revenue	16,842	-	16,842
Total revenue	$2,612,531	$154,165	$2,766,696

Year Ended December 31, 2017	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,108,017	$-	$1,108,017
Political advertising	26,865	-	26,865
Distribution revenue	995,790	-	995,790
Digital	101,286	125,466	226,752
Other	17,765	96	17,861
Trade and barter revenue	56,681		56,681
Net revenue	$2,306,404	$125,562	$2,431,966

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

The Company receives compensation from MVPDs and OVDs in return for the consent to the retransmission of the signals of its television stations and the carriage of WGN America. Distribution revenue is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the year ended December 31, 2017, the Company recognized barter revenue (and barter expense) of $42.5 million.

Note 19:  Condensed Consolidating Financial Information

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting and issuer of the 5.625% Notes due 2024 and the 5.625% Notes due 2027.  The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (See Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Digital and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

Nexstar Broadcasting’s outstanding 5.625% Notes due 2024 and 5.625% Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, by Nexstar and Mission, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

The indentures governing the 5.625% Notes due 2024 and the 5.625% Notes due 2027 are not registered but require consolidating information that presents the guarantor information.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$208,223	$8,686	$15,161	$-	$232,070
Restricted cash and cash equivalents	-	16,608	-	-	-	16,608
Accounts receivable	997	826,868	13,705	42,351	-	883,921
Amounts due from consolidated entities	-	156,112	15,232	-	(171,344)	-
Spectrum asset	-	67,171	-	-	-	67,171
Other current assets	-	148,840	632	2,525	-	151,997
Total current assets	997	1,423,822	38,255	60,037	(171,344)	1,351,767
Investments in subsidiaries	1,391,014	108,884	-	-	(1,499,898)	-
Amounts due from consolidated entities	679,817	-	-	-	(679,817)	-
Property and equipment, net	-	1,246,263	22,722	21,518	(75)	1,290,428
Goodwill	-	2,861,241	33,187	102,447	-	2,996,875
FCC licenses	-	2,782,983	43,102	95,380	-	2,921,465
Network affiliation agreements, net	-	2,465,587	11,301	55,378	-	2,532,266
Other intangible assets, net	-	724,247	491	2,616	-	727,354
Investments	-	1,477,353	-	-	-	1,477,353
Assets held for sale	-	240,524	-	-	-	240,524
Other noncurrent assets	55	382,785	55,257	25,347	(11,739)	451,705
Total assets	$2,071,883	$13,713,689	$204,315	$362,723	$(2,362,873)	$13,989,737
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$105,877	$2,285	$1,148	$-	$109,310
Accounts payable	-	142,377	3,074	11,915	-	157,366
Amounts due to consolidated entities	-	-	-	171,344	(171,344)	-
Liability to surrender spectrum asset	-	77,962	-	-	-	77,962
Other current liabilities	392	565,943	6,901	29,683	-	602,919
Total current liabilities	392	892,159	12,260	214,090	(171,344)	947,557
Debt	-	8,142,088	220,780	20,410	-	8,383,278
Amounts due to consolidated entities	-	476,414	-	203,613	(680,027)	-
Deferred tax liabilities	-	1,699,774	11,753	10,876	(11,739)	1,710,664
Other noncurrent liabilities	-	869,292	9,804	15,649	-	894,745
Total liabilities	392	12,079,727	254,597	464,638	(863,110)	11,936,244
Total Nexstar Media Group, Inc. stockholders’ equity (deficit)	2,071,491	1,627,712	(50,282)	(117,661)	(1,499,763)	2,031,497
Noncontrolling interests in consolidated variable interest entities	-	6,250	-	15,746	-	21,996
Total liabilities and stockholders’ equity (deficit)	$2,071,883	$13,713,689	$204,315	$362,723	$(2,362,873)	$13,989,737

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$105,665	$10,798	$28,652	$-	$145,115
Accounts receivable	-	466,270	12,857	68,158	-	547,285
Amounts due from consolidated entities	-	88,987	77,521	-	(166,508)	-
Spectrum asset	-	52,002	-	-	-	52,002
Other current assets	-	17,420	1,655	3,598	-	22,673
Total current assets	-	730,344	102,831	100,408	(166,508)	767,075
Investments in subsidiaries	1,119,605	108,884	-	-	(1,228,489)	-
Amounts due from consolidated entities	782,365	-	-	-	(782,365)	-
Property and equipment, net	-	696,910	19,867	14,833	(72)	731,538
Goodwill	-	1,970,692	33,187	164,075	-	2,167,954
FCC licenses	-	1,620,610	43,102	114,556	-	1,778,268
Network affiliation agreements, net	-	1,313,894	13,095	74,976	-	1,401,965
Other intangible assets, net	-	51,265	617	38,076	-	89,958
Assets held for sale	-	4,417	-	-	-	4,417
Investments	-	13,971	-	-	-	13,971
Other noncurrent assets	-	98,272	4,421	4,191	-	106,884
Total assets	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$41,477	$2,285	$52,331	$-	$96,093
Accounts payable	-	47,574	2,357	17,897	-	67,828
Liability to surrender spectrum asset	-	52,002	-	-	-	52,002
Amounts due to consolidated entities	-	-	-	166,508	(166,508)	-
Other current liabilities	299	155,023	4,441	28,486	-	188,249
Total current liabilities	299	296,076	9,083	265,222	(166,508)	404,172
Debt	-	3,641,193	222,354	21,363	-	3,884,910
Amounts due to consolidated entities	-	559,057	-	223,519	(782,576)	-
Deferred tax liabilities	62	624,869	-	8,949	-	633,880
Other noncurrent liabilities	-	255,228	6,820	8,036	-	270,084
Total liabilities	361	5,376,423	238,257	527,089	(949,084)	5,193,046
Total Nexstar Media Group, Inc. stockholders’ equity (deficit)	1,901,609	1,232,836	(21,137)	(32,184)	(1,228,350)	1,852,774
Noncontrolling interests in consolidated variable interest entities	-	-	-	16,210	-	16,210
Total liabilities and stockholders’ equity (deficit)	$1,901,970	$6,609,259	$217,120	$511,115	$(2,177,434)	$7,062,030

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$2,808,584	$76,227	$154,513	$-	$3,039,324
Revenue between consolidated entities	36,389	94,198	34,652	80,637	(245,876)	-
Net revenue	36,389	2,902,782	110,879	235,150	(245,876)	3,039,324
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	1,124,400	48,670	179,396	(3,834)	1,348,632
Selling, general, and administrative expenses, excluding depreciation and amortization	39,847	721,629	4,475	40,051	(76,021)	729,981
Local service agreement fees between consolidated entities	-	71,822	61,215	32,983	(166,020)	-
Amortization of broadcast rights	-	81,038	1,493	2,487	-	85,018
Amortization of intangible assets	-	173,666	1,919	24,732	-	200,317
Depreciation	-	116,077	2,586	4,712	-	123,375
Reimbursement from the FCC related to station repack	-	(54,037)	(5,663)	(10,656)	-	(70,356)
Goodwill and intangible assets impairment	-	-	-	63,317	-	63,317
Gain on disposal of stations, net	-	(96,091)	-	-	-	(96,091)
Total operating expenses	39,847	2,138,504	114,695	337,022	(245,875)	2,384,193
(Loss) income from operations	(3,458)	764,278	(3,816)	(101,872)	(1)	655,131
Income (loss) from equity investments, net	-	17,978	-	(53)	-	17,925
Interest expense, net	-	(290,206)	(10,841)	(3,303)	-	(304,350)
Loss on extinguishment of debt	-	(10,301)	-	-	-	(10,301)
Pension and other postretirement plans credit, net	-	15,600	-	-	-	15,600
Other income (expenses)	(1,587)	905	-	(2)	-	(684)
Equity in income of consolidated subsidiaries	271,408	-	-	-	(271,408)	-
Income (loss) before income taxes	266,363	498,254	(14,657)	(105,230)	(271,409)	373,321
Income tax benefit (expense)	245	(137,545)	(14,492)	14,766	-	(137,026)
Net income (loss)	266,608	360,709	(29,149)	(90,464)	(271,409)	236,295
Net income attributable to noncontrolling interests	-	-	-	(6,036)	-	(6,036)
Net income (loss) attributable to Nexstar	$266,608	$360,709	$(29,149)	$(96,500)	$(271,409)	$230,259

Net income (loss)	$266,608	$360,709	$(29,149)	$(90,464)	$(271,409)	$236,295
Other comprehensive income:
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax expense of $11,723	-	34,166	-	-	-	34,166
Total comprehensive income (loss)	266,608	394,875	(29,149)	(90,464)	(271,409)	270,461
Comprehensive loss attributable to noncontrolling interests	-	-	-	(6,036)	-	(6,036)
Total comprehensive income (loss) attributable to Nexstar	$266,608	$394,875	$(29,149)	$(96,500)	$(271,409)	$264,425

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$2,495,780	$69,227	$201,689	$-	$2,766,696
Revenue between consolidated entities	31,758	91,257	39,997	74,367	(237,379)	-
Net revenue	31,758	2,587,037	109,224	276,056	(237,379)	2,766,696
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	890,378	40,861	193,061	(6,383)	1,117,917
Selling, general, and administrative expenses, excluding depreciation and amortization	37,568	559,024	4,965	40,633	(62,257)	579,933
Local service agreement fees between consolidated entities	-	77,482	55,650	35,607	(168,739)	-
Amortization of broadcast rights	-	57,022	1,584	2,736	-	61,342
Amortization of intangible assets	-	118,068	2,129	29,209	-	149,406
Depreciation	-	99,526	3,171	7,092	-	109,789
Reimbursement from the FCC related to station repack	-	(23,933)	(2,818)	(2,630)	-	(29,381)
Goodwill and intangible assets impairment	-	-	-	19,911	-	19,911
Total operating expenses	37,568	1,777,567	105,542	325,619	(237,379)	2,008,917
(Loss) income from operations	(5,810)	809,470	3,682	(49,563)	-	757,779
Loss from equity investments, net	-	(2,436)	-	-	-	(2,436)
Interest expense, net	-	(206,267)	(11,101)	(3,626)	-	(220,994)
Loss on extinguishment of debt	-	(11,647)	(452)	(21)	-	(12,120)
Pension and other postretirement plans credit, net	-	10,755	-	-	-	10,755
Other expenses	-	(39)	-	-	-	(39)
Equity in income of consolidated subsidiaries	408,006	-	-	-	(408,006)	-
Income (loss) before income taxes	402,196	599,836	(7,871)	(53,210)	(408,006)	532,945
Income tax (expense) benefit	(1,231)	(153,871)	2,042	8,380	-	(144,680)
Net income (loss)	400,965	445,965	(5,829)	(44,830)	(408,006)	388,265
Net loss attributable to noncontrolling interests	-	-	-	1,212	-	1,212
Net income (loss) attributable to Nexstar	$400,965	$445,965	$(5,829)	$(43,618)	$(408,006)	$389,477

Net income (loss)	$400,965	$445,965	$(5,829)	$(44,830)	$(408,006)	$388,265
Other comprehensive income:
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax benefit of $7,147	-	(20,456)	-	-	-	(20,456)
Total comprehensive income (loss)	400,965	425,509	(5,829)	(44,830)	(408,006)	367,809
Comprehensive loss attributable to noncontrolling interests	-	-	-	1,212	-	1,212
Comprehensive income (loss) attributable to Nexstar	$400,965	$425,509	$(5,829)	$(43,618)	$(408,006)	$369,021

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

Year Ended December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade and barter)	$-	$2,160,330	$70,592	$201,044	$-	$2,431,966
Revenue between consolidated entities	-	71,434	36,580	38,272	(146,286)	-
Net revenue	-	2,231,764	107,172	239,316	(146,286)	2,431,966
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	793,606	35,820	167,690	(3,711)	993,405
Selling, general, and administrative expenses, excluding depreciation and amortization	-	582,314	4,168	43,423	(24,799)	605,106
Local service agreement fees between consolidated entities	-	51,859	35,500	30,417	(117,776)	-
Amortization of broadcast rights	-	92,888	5,645	6,870	-	105,403
Amortization of intangible assets	-	137,808	2,422	19,270	-	159,500
Depreciation	-	91,791	2,342	6,525	-	100,658
Goodwill and intangible assets impairment	-	-	-	19,985	-	19,985
Gain on disposal of stations, net	-	(57,716)	-	-		(57,716)
Total operating expenses	-	1,692,550	85,897	294,180	(146,286)	1,926,341
Income (loss) from operations	-	539,214	21,275	(54,864)	-	505,625
Loss from equity investments, net	-	(1,268)				(1,268)
Interest expense, net	-	(226,853)	(10,135)	(4,207)	-	(241,195)
Loss on extinguishment of debt	-	(32,523)	(2,133)	(226)	-	(34,882)
Pension and other postretirement plans credit, net	-	13,120	-	-	-	13,120
Other expenses	-	(16)	-	-	-	(16)
Equity in income of subsidiaries	471,363	-	-	-	(471,363)	-
Income (loss) before income taxes	471,363	291,674	9,007	(59,297)	(471,363)	241,384
Income tax benefit (expense)	-	219,460	(3,400)	17,883	-	233,943
Net income (loss)	471,363	511,134	5,607	(41,414)	(471,363)	475,327
Net income attributable to noncontrolling interests	-	-	-	(330)	-	(330)
Net income (loss) attributable to Nexstar	$471,363	$511,134	$5,607	$(41,744)	$(471,363)	$474,997

Net income (loss)	$471,363	$511,134	$5,607	$(41,414)	$(471,363)	$475,327
Other comprehensive income:
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax of $2,160	-	6,140	-	-	-	6,140
Total comprehensive income (loss)	471,363	517,274	5,607	(41,414)	(471,363)	481,467
Comprehensive income attributable to noncontrolling interests	-	-	-	(330)	-	(330)
Comprehensive income (loss) attributable to Nexstar	$471,363	$517,274	$5,607	$(41,744)	$(471,363)	$481,137

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$415,174	$627	$1,666	$-	$417,467

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	-	(5,881,179)	-	-	-	(5,881,179)
Proceeds from sale of stations	-	1,352,958	-	-	-	1,352,958
Deconsolidation of the cash of Marshall	-	-	-	(5,011)	-	(5,011)
Purchases of property and equipment	-	(174,118)	(6,117)	(17,276)	-	(197,511)
Spectrum repack reimbursements from the FCC	-	54,037	5,663	10,656	-	70,356
Inter-company payments	-	(49,014)	-	-	49,014	-
Investment in a loan receivable	-	-	(48,876)	-	-	(48,876)
Proceeds from disposals of property and equipment	-	4,437	-	14	-	4,451
Distribution from an equity investment	-	2,205	-	-	-	2,205
Other investing activities	-	452	-	-	-	452
Net cash provided by (used in) investing activities	-	(4,690,222)	(49,330)	(11,617)	49,014	(4,702,155)

Cash flows from financing activities:
Proceeds from long-term debt	-	5,523,481	-	-	-	5,523,481
Payments for debt financing costs	-	(72,052)	-	-	-	(72,052)
Repayments of long-term debt	-	(896,477)	(2,285)	(3,455)	-	(902,217)
Premium paid on debt extinguishment	-	(10,094)	-	-	-	(10,094)
Common stock dividends paid	(82,823)	-	-	-	-	(82,823)
Inter-company payments	135,348	(135,210)	48,876	-	(49,014)	-
Purchase of treasury stock	(45,115)	-	-	-	-	(45,115)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	(6,386)	-	(7)	-	(6,393)
Cash paid for shares withheld for taxes	(9,813)	-	-	-	-	(9,813)
Payments for capital lease and capitalized software obligations	-	(9,097)	-	(78)	-	(9,175)
Proceeds from exercise of stock options	2,403	-	-	-	-	2,403
Other financing activities	-	49	-	-	-	49
Net cash provided by (used in) financing activities	-	4,394,214	46,591	(3,540)	(49,014)	4,388,251
Net increase (decrease) in cash, cash equivalents and restricted cash	-	119,166	(2,112)	(13,491)	-	103,563
Cash, cash equivalents and restricted cash at beginning of period	-	105,665	10,798	28,652	-	145,115
Cash, cash equivalents and restricted cash at end of period	$-	$224,831	$8,686	$15,161	$-	$248,678

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2018

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$709,446	$4,810	$22,611	$-	$736,867

Cash flows from investing activities:
Purchases of property and equipment	-	(93,181)	(4,044)	(9,021)	-	(106,246)
Deposits and payments for acquisitions	-	(103,976)	-	-	-	(103,976)
Spectrum repack reimbursements from the FCC	-	23,933	2,818	2,630	-	29,381
Proceeds from disposals of property and equipment	-	4,344	-	-	-	4,344
Other investing activities	-	978	-	5	-	983
Net cash used in investing activities	-	(167,902)	(1,226)	(6,386)	-	(175,514)

Cash flows from financing activities:
Proceeds from long-term debt	-	194,000	-	57,387	-	251,387
Repayments of long-term debt	-	(590,247)	(2,310)	(60,454)	-	(653,011)
Common stock dividends paid	(68,629)	-	-	-	-	(68,629)
Purchase of treasury stock	(50,524)	-	-	-	-	(50,524)
Inter-company payments	118,121	(118,121)	-	-	-	-
Proceeds from exercise of stock options	5,970	-	-	-	-	5,970
Cash paid for shares withheld for taxes	(4,938)	-	-	-	-	(4,938)
Payments for capital lease obligations	-		-	-	-	-
Other financing activities	-	(12,371)	-	226	-	(12,145)
Net cash used in financing activities	-	(526,739)	(2,310)	(2,841)	-	(531,890)
Net increase in cash, cash equivalents and restricted cash	-	14,805	1,274	13,384	-	29,463
Cash, cash equivalents and restricted cash at beginning of period	-	90,860	9,524	15,268	-	115,652
Cash, cash equivalents and restricted cash at end of period	$-	$105,665	$10,798	$28,652	$-	$145,115

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2017

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$82,532	$4,692	$21,867	$-	$109,091

Cash flows from investing activities:
Purchases of property and equipment	-	(62,056)	(700)	(9,705)	-	(72,461)
Deposits and payments for acquisitions	-	(2,974,454)	(800)	-	-	(2,975,254)
Proceeds from sale of a station	-	481,946	-	-	-	481,946
Proceeds received to relinquish spectrum	-	478,608	-	-	-	478,608
Other investing activities	-	20,374	100	402	-	20,876
Net cash used in investing activities	-	(2,055,582)	(1,400)	(9,303)	-	(2,066,285)

Cash flows from financing activities:
Proceeds from long-term debt	-	3,249,575	230,609	53,797	-	3,533,981
Repayments of long-term debt	-	(1,640,088)	(227,051)	(55,190)	-	(1,922,329)
Premium paid on debt extinguishment	-	(18,050)	-	-	-	(18,050)
Payments for debt financing costs	-	(48,235)	(3,804)	-	-	(52,039)
Purchase of noncontrolling interests	-	(66,901)	-	-	-	(66,901)
Payments for contingent consideration	-	(258,647)	-	(956)	-	(259,603)
Common stock dividends paid	(55,892)	-	-	-	-	(55,892)
Purchase of treasury stock	(99,008)	-	-	-	-	(99,008)
Inter-company payments	150,844	(150,844)	-	-	-	-
Other financing activities	4,056	(6,529)	-	(319)	-	(2,792)
Net cash provided by (used in) financing activities	-	1,060,281	(246)	(2,668)	-	1,057,367
Net (decrease) increase in cash, cash equivalents and restricted cash	-	(912,769)	3,046	9,896	-	(899,827)
Cash, cash equivalents and restricted cash at beginning of period	-	1,003,629	6,478	5,372	-	1,015,479
Cash, cash equivalents and restricted cash at end of period	$-	$90,860	$9,524	$15,268	$-	$115,652

Note 20:  Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except per share amounts)
Net revenue	$626,647	$649,012	$663,575	1,100,090
Income from operations	127,074	149,944	121,615	256,498
Income before income taxes	73,328	97,381	34,329	168,283
Net income (loss) attributable to Nexstar	54,892	68,002	(5,847)	113,212
Basic net income (loss) per common share	$1.20	$1.48	$(0.13)	$2.46
Basic weighted average shares outstanding	45,785	46,090	46,114	45,952
Diluted net income (loss) per common share	$1.15	$1.42	$(0.13)	$2.36
Diluted weighted average shares outstanding	47,784	47,971	46,114	47,933

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(in thousands, except per share amounts)
Net revenue	$615,336	$660,323	$693,015	$798,022
Income from operations	117,616	174,494	192,893	272,776
Income before income taxes	64,845	119,870	135,071	213,159
Net income attributable to Nexstar	48,122	87,732	100,514	153,109
Basic net income per common share	$1.04	$1.92	$2.21	$3.36
Basic weighted average shares outstanding	46,075	45,631	45,552	45,619
Diluted net income per common share	$1.01	$1.86	$2.12	$3.22
Diluted weighted average shares outstanding	47,685	47,147	47,338	47,482

Note 21:  Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2019	$13,158	$12,972	$(8,925)	$17,205
Year Ended December 31, 2018	13,358	10,707	(10,907)	13,158
Year Ended December 31, 2017	5,805	10,263	(2,710)	13,358

(1)	Uncollectible accounts written off, net of recoveries.

Note 22:  Subsequent Events

On January 14, 2020, the Company sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd. for total cash consideration of $14.4 million.

On January 27, 2020, Nexstar and Sinclair agreed to settle the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement.  Tribune is an entity acquired by Nexstar in September 2019 (See Note 3).  The companies will dismiss with prejudice the lawsuit pending in the Delaware Court of Chancery between Tribune and Sinclair concerning the terminated Tribune/Sinclair merger, and will release each other from any current and future claims relating to the terminated merger.  Neither party has admitted any liability or wrongdoing in connection with the terminated merger.  As such, both parties have settled the lawsuit to avoid the costs, distraction, and uncertainties of continued litigation.  As part of the resolution, Sinclair has agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary conditions.  Sinclair has also sold to Nexstar certain non-license assets associated with the KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas DMA.  Nexstar and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by stations acquired by Nexstar in connection with the Tribune acquisition.  Finally, on January 28, 2020, Sinclair made a cash payment to Nexstar in an amount that represents the amount of $60.0 million plus the payments made or to be made by Nexstar with respect to WDKY and the KGBT non-license assets purchases.

On January 30, 2020, Nexstar’s Board of Directors declared a quarterly dividend of $0.56 per share of its Class A common stock.  The dividend will be paid on February 28, 2020 to stockholders of record on February 14, 2020.

On January 30, 2020, Nexstar prepaid $30.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

On February 28, 2020, Nexstar prepaid $100.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

On March 2, 2020, Nexstar completed the acquisition of Fox affiliate WJZY and the MyNetworkTV affiliate WMYT in the Charlotte, NC market from Fox for approximately $45.0 million in cash. On the same date, Nexstar also completed the sale of Fox affiliate KCPQ and the MyNetworkTV affiliate KZJO in the Seattle, WA market, as well as the Fox affiliate WITI in the Milwaukee, WI market, to Fox for approximately $350.0 million in cash, subject to customary adjustments.