Form 10-Q
period 2020-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2020-05-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 6, 2020, the registrant had 45,262,874 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$434,067	$232,070
Restricted cash and cash equivalents	16,608	16,608
Accounts receivable, net of allowance for doubtful accounts of $22,175 and $17,205, respectively	888,738	883,921
Spectrum asset	67,171	67,171
Prepaid expenses and other current assets	107,706	151,997
Total current assets	1,514,290	1,351,767
Property and equipment, net	1,546,873	1,290,428
Goodwill	2,879,748	2,996,875
FCC licenses	2,832,457	2,921,465
Network affiliation agreements, net	2,330,436	2,532,266
Other intangible assets, net	705,757	727,354
Assets held for sale	4,524	240,524
Investments	1,322,195	1,477,353
Other noncurrent assets, net	439,157	451,705
Total assets(1)	$13,575,437	$13,989,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$56,228	$109,310
Accounts payable	138,952	157,366
Accrued expenses	533,805	541,803
Income tax payable	53,341	873
Liability to surrender spectrum asset	77,962	77,962
Other current liabilities	55,710	60,243
Total current liabilities	915,998	947,557
Debt	7,990,635	8,383,278
Deferred tax liabilities	1,696,611	1,710,664
Other noncurrent liabilities	856,134	894,745
Total liabilities(1)	11,459,378	11,936,244
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2020 and December 31, 2019	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,195,405 shares outstanding as of March 31, 2020 and 47,291,463 shares issued, 45,749,788 shares outstanding as of December 31, 2019	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2020 and December 31, 2019	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2020 and December 31, 2019	-	-
Additional paid-in capital	1,333,717	1,353,729
Accumulated other comprehensive income	19,850	19,850
Retained earnings	910,063	778,833
Treasury stock - at cost; 2,096,058 and 1,541,675 shares as of March 31, 2020 and December 31, 2019, respectively	(170,957)	(121,388)
Total Nexstar Media Group, Inc. stockholders’ equity	2,093,146	2,031,497
Noncontrolling interests	22,913	21,996
Total stockholders’ equity	2,116,059	2,053,493
Total liabilities and stockholders’ equity	$13,575,437	$13,989,737

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of March 31, 2020 and December 31, 2019 include certain assets held by consolidated VIEs of $330.4 million and $332.6 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of March 31, 2020 and December 31, 2019 include certain liabilities of consolidated VIEs of $57.2 million and $61.7 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$1,091,822	$626,647
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	445,059	292,863
Selling, general and administrative expenses, excluding depreciation and amortization	218,384	142,360
Amortization of broadcast rights	37,208	14,362
Amortization of intangible assets	70,583	36,738
Depreciation	35,406	27,437
Reimbursement from the FCC related to station repack	(12,758)	(14,187)
Gain on disposal of stations and entities, net	(7,075)	-
Total operating expenses	786,807	499,573
Income from operations	305,015	127,074
Income (loss) on equity investments, net	14,158	(491)
Interest expense, net	(101,284)	(52,957)
Loss on extinguishment of debt	(7,477)	(1,698)
Pension and other postretirement plans credit, net	10,762	1,400
Other income (expenses), net	864	-
Income before income taxes	222,038	73,328
Income tax expense	(64,344)	(16,441)
Net income	157,694	56,887
Net income attributable to noncontrolling interests	(779)	(1,995)
Net income attributable to Nexstar Media Group, Inc.	$156,915	$54,892

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$3.43	$1.20
Diluted	$3.30	$1.15

Weighted average number of common shares outstanding:
Basic	45,702	45,785
Diluted	47,615	47,784

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(in thousands, except share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	interests	Equity
Balances as of December 31, 2019	47,291,463	$473	$1,353,729	$778,833	$19,850	(1,541,675)	$(121,388)	$21,996	$2,053,493
Purchase of treasury stock	-	-	-	-	-	(950,000)	(72,587)	-	(72,587)
Stock-based compensation expense	-	-	10,685	-	-	-	-	-	10,685
Vesting of restricted stock units and exercise of stock options	-	-	(29,316)	-	-	395,617	23,018	-	(6,298)
Dividends declared on common stock ($0.56 per share)	-	-	-	(25,676)	-	-	-	-	(25,676)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	138	138
Disposal of an entity	-	-	(1,381)	(9)	-	-	-	-	(1,390)
Net income	-	-	-	156,915	-	-	-	779	157,694
Balances as of March 31, 2020	47,291,463	$473	$1,333,717	$910,063	$19,850	(2,096,058)	$(170,957)	$22,913	$2,116,059

Balances as of December 31, 2018	47,291,463	$473	$1,351,931	$620,371	$(14,316)	(1,665,217)	$(105,685)	$16,210	$1,868,984
Stock-based compensation expense	-	-	8,069	-	-	-	-	-	8,069
Vesting of restricted stock units and exercise of stock options	-	-	(27,388)	-	-	390,125	19,539	-	(7,849)
Dividends declared on common stock ($0.45 per share)	-	-	-	(20,581)	-	-	-	-	(20,581)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Net income	-	-	-	54,892	-	-	-	1,995	56,887
Balances as of March 31, 2019	47,291,463	$473	$1,332,612	$654,682	$(14,316)	(1,275,092)	$(86,146)	$11,705	$1,899,010

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$157,694	$56,887
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	70,583	36,738
Depreciation of property and equipment	35,406	27,437
Amortization of broadcast rights	37,208	14,362
Stock-based compensation expense	10,685	8,069
Provision for bad debt	1,818	2,545
Amortization of debt financing costs, debt discounts and premium	4,636	1,942
Loss on extinguishment of debt	7,477	1,698
Gain on asset disposal, net	(388)	-
Deferred income taxes	(13,011)	2,309
Gain on disposal of stations and entities, net	(7,075)	(533)
Spectrum repack reimbursements	(12,758)	(14,187)
Payments for broadcast rights	(51,783)	(14,489)
(Income) loss on equity investments, net	(14,158)	491
Distribution from equity investments - return on capital	170,400	-
Other noncash operating activities, net	(230)	(889)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(7,268)	4,184
Prepaid expenses and other current assets	(1,834)	(1,415)
Other noncurrent assets	214	2,248
Accounts payable	(18,324)	3,889
Accrued expenses and other current liabilities	(10,102)	(15,818)
Income tax payable	74,750	12,249
Other noncurrent liabilities	(18,822)	(3,128)
Net cash provided by operating activities	415,118	124,589
Cash flows from investing activities:
Purchases of property and equipment	(60,134)	(28,579)
Payments for acquisitions, net of cash acquired	(63,000)	-
Proceeds from sale of stations and entities	362,804	-
Spectrum repack reimbursements from the FCC	12,758	14,187
Proceeds from disposals of property and equipment	430	588
Proceeds from resolution of acquired contingency	98,000	-
Other investing activities, net	171	51
Net cash provided by (used in) investing activities	351,029	(13,753)
Cash flows from financing activities:
Repayments of long-term debt	(457,328)	(91,805)
Payments for debt financing costs	(379)	-
Common stock dividends paid	(25,676)	(20,581)
Cash paid for shares withheld for taxes	(6,483)	(9,276)
Purchase of noncontrolling interests	-	(6,393)
Proceeds from exercise of stock options	368	1,427
Payments for capital lease and capitalized software obligations	(1,792)	(732)
Purchase of treasury stock	(72,587)	-
Other financing activities, net	(273)	-
Net cash used in financing activities	(564,150)	(127,360)
Net increase (decrease) in cash, cash equivalents and restricted cash	201,997	(16,524)
Cash, cash equivalents and restricted cash at beginning of period	248,678	145,115
Cash, cash equivalents and restricted cash at end of period	$450,675	$128,591
Supplemental information:
Interest paid	$125,516	$58,839
Income taxes paid, net of refunds	$2,110	$1,883
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$28,024	$27,796
Right-of-use assets obtained in exchange for operating lease obligations(1)	$15,977	$113,598

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)	Amounts for the three months ended March 31, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

Nexstar Media Group, Inc., together with its wholly owned subsidiaries (“Nexstar”), a Delaware corporation, is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services. As of March 31, 2020, Nexstar owned, operated, programmed or provided sales and other services to 196 full power television stations, including those owned by consolidated variable interest entities (“VIEs”), and one AM radio station in 114 markets in 38 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of March 31, 2020, the stations reached approximately 39% of all U.S. television households (applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned by independent third parties. Nexstar also owns WGN America, a national general entertainment cable network, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”) and a portfolio of real estate assets.

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

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	March 31, 2020	December 31, 2019
Current assets	$9,421	$9,837
Property and equipment, net	19,539	19,586
Goodwill	102,447	102,447
FCC licenses	138,482	138,482
Network affiliation agreements, net	54,174	55,378
Other intangible assets, net	-	22
Other noncurrent assets, net	6,376	6,818
Total assets	$330,439	$332,570

Current liabilities	$16,327	$19,653
Noncurrent liabilities	40,859	42,012
Total liabilities	$57,186	$61,665

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by Coronavirus Disease 2019 (“COVID-19”). COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency on March 13, 2020.

The COVID-19 pandemic has not had a material adverse impact on the Company’s operations and liquidity as of March 31, 2020. As of this date, the Company’s unrestricted cash on hand amounted to $434.1 million and the Company had a positive working capital of $598.2 million, both increased from the December 31, 2019 levels of $232.1 million and $404.2 million, respectively. As of March 31, 2020, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $139.7 million under its revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023. The Company will continue to evaluate its liquidity, its best use of operating cash flow and the market conditions to determine if further steps are necessary.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but were not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and other long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are becoming more challenging, and actual results could differ materially from those estimates. While based on our current assessment of these estimates there was not a material impact to our Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2020, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2019. The balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Variable Interest Entities

The Company may determine that an entity is a VIE as a result of local service agreements entered into with that entity. The term local service agreement generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) or a local marketing agreement (“LMA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Nexstar consolidates entities in which Nexstar is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under certain VIEs’ senior secured credit facilities (see Note 9), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each such VIE which permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations, subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2020 with its consolidated VIEs:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission Broadcasting, Inc. ("Mission")	WFXP, KHMT and KFQX
LMA Only	WNAC, LLC	WNAC
	54 Broadcasting, Inc. (“54 Broadcasting”)	KNVA
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	White Knight Broadcasting (“White Knight”)	WVLA, KFXK, KSHV
	Shield Media, LLC (“Shield”)	WXXA and WLAJ
	Vaughan Media, LLC (“Vaughan”)	WBDT, WYTV and KTKA
SSA Only	Tamer Media, LLC (“Tamer”)	KWBQ, KASY and KRWB

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$8,766	$12,944
Accounts receivable, net	18,364	17,995
Prepaid expenses and other current assets	1,773	1,921
Total current assets	28,903	32,860
Property and equipment, net	42,147	42,308
Goodwill	135,634	135,634
FCC licenses	138,482	138,482
Network affiliation agreements, net	65,126	66,679
Other intangible assets, net	460	513
Other noncurrent assets, net	61,128	12,749
Total assets	$471,880	$429,225

Current liabilities:
Current portion of debt	$3,548	$3,433
Interest payable	783	834
Other current liabilities	16,327	19,653
Total current liabilities	20,658	23,920
Debt	240,416	241,190
Other noncurrent liabilities	40,859	42,012
Total liabilities	$301,933	$307,122

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

On December 1, 2014, Nexstar met the accounting criteria for a controlling financial interest in Marshall Broadcasting Group, Inc. (“Marshall”) as a result of (i) local service agreements Nexstar had with the Marshall stations (JSAs and SSAs) as of this date, (ii) Nexstar’s guarantee of the obligations incurred under Marshall’s senior secured credit facility, and (iii) Nexstar having power over activities affecting Marshall’s significant economic performance, including management advice and consultation on broadcast matters, the ability to sell certain advertising on the Marshall station, and the production of the Marshall station’s news and other programming.  Thus, Nexstar consolidated Marshall and its stations beginning on this date. In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain executory contracts between Nexstar and Marshall, including the JSAs. As a result of Marshall’s filing for bankruptcy protection and the cancellation of the JSAs, Nexstar evaluated its remaining business arrangements with Marshall and determined that it still has a variable interest in the entity. The services under the SSAs are still active and Mission, a VIE that is consolidated by Nexstar, is a lender of Marshall. However, Nexstar also determined that it no longer had the power to direct the most significant economic activities of the entity and thus no longer meets the accounting criteria for a controlling financial interest in Marshall due to the bankruptcy court taking control of Marshall’s significant financial affairs.  Therefore, in accordance with the applicable accounting standards, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019. Accordingly, the operating results and cash flows of Marshall for the three months ended March 31, 2020 were excluded and the operating results and cash flows of Marshall for the three months ended March 31, 2019 were included in the accompanying Condensed Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The assets and liabilities of Marshall as of March 31, 2020 and December 31, 2019 were excluded in the accompanying Condensed Consolidated Balance Sheets.

On March 30, 2020, Mission entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The transaction is subject to FCC and other customary approvals and is expected to close in 2020.

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

	Three Months Ended
	March 31,
	2020	2019
Weighted average shares outstanding - basic	45,702	45,785
Dilutive effect of equity incentive plan instruments	1,913	1,999
Weighted average shares outstanding - diluted	47,615	47,784

During the three months ended March 31, 2020, there were no stock options and restricted stock units that were anti-dilutive. For the three months ended March 31, 2019, stock options and restricted stock units to acquire a weighted average of 30,000 shares of Class A common stock were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In April 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. We adopted this guidance concurrent with our adoption of ASU 2016-13 effective January 1, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures and there was no cumulative-effect adjustment required.

In March 2019, the FASB issued ASU 2019-02, “Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350).” The standard requires production costs of episodic television series to be capitalized as incurred, which aligns the guidance with the accounting for production costs of films. The guidance also provides that capitalized costs associated with films and license agreements will be tested for impairment based on the lower of unamortized cost or fair value, as opposed to the existing guidance where the impairment test is based on estimated net realizable value, and also includes additional disclosure requirements. The standard should be applied prospectively. We adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities”. The standard provides guidance for determining whether a decision-making fee is a variable interest and requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). We adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”, which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)”, which removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The standards are effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The updated standard should be applied on a retrospective basis. We early adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)”, which requires measurement and recognition of expected credit losses for financial assets held. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. We adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures and there was no cumulative-effect adjustment required.

New Accounting Standards Not Yet Adopted

In January 2020, FASB issued ASU 2020-01, “Investments—Equity securities (Topic 321)” (“ASU 2020-01”), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in ASU 2020-01 are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the standard to have a material impact on its Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Income taxes (Topic 740)—Simplifying the accounting for income taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its Condensed Consolidated Financial Statements upon its adoption effective January 1, 2020.

Note 3:  Acquisitions and Dispositions

2020 Acquisitions

On January 27, 2020, Nexstar and Sinclair Broadcast Group, Inc. (“Sinclair”) resolved the outstanding lawsuit between Tribune Media Company (“Tribune”) and Sinclair. Tribune was acquired by Nexstar on September 19, 2019 (the “Merger”). As part of the resolution, Nexstar acquired from Sinclair certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $18.0 million in cash (see Note 15, “Commitment and Contingencies”, “Termination of Tribune and Sinclair Merger Agreement” for additional information with respect to this litigation resolution).

On March 2, 2020, Nexstar completed the acquisition of Fox affiliate television station WJZY and MyNetworkTV affiliate television station WMYT in the Charlotte, NC market from Fox Television Stations, LLC (“Fox”), a Delaware limited liability company, for $45.0 million in cash. This acquisition allowed Nexstar’s entrance into this market. Simultaneous with this acquisition, Nexstar sold certain of its television stations to Fox as described in more detail in “2020 Dispositions” below.

Subject to final determination, which is expected to occur within twelve months of the acquisition dates, the provisional fair values of the assets acquired and liabilities assumed associated with the acquisitions of KGBT, WJZY, and WMYT are as follows (in thousands):

Assets acquired
Broadcast rights	$3,693
Property and equipment	20,380
FCC licenses	15,300
Network affiliation agreements	18,400
Goodwill	3,300
Other intangible assets	5,620
Total assets acquired	66,693
Less: Broadcast rights payable	(3,693)
Total asset acquired	$63,000

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 3 years.

The stations’ combined net revenue of $7.7 million and operating income of $4.0 million from the respective stations’ acquisition dates to March 31, 2020 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs relating to these acquisitions were not significant during the three months ended March 31, 2020.

Pro forma information for these acquisitions has not been provided as the Company believes that the impact of the historical financials for financial reporting purposes, both individually and in aggregate, to the Company’s revenue, operating income, net income, and earnings per share is not material.

2020 Dispositions

On January 14, 2020, the Company sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd. for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale). Nexstar recognized a $2.4 million gain on disposal of this business.

On March 2, 2020, Nexstar also completed the sale of Fox affiliate television station KCPQ and MyNetworkTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. Nexstar recognized a $4.7 million net gain on disposal of these stations. The proceeds from the sale of the stations were partially used to prepay the Company’s term loans (see Note 9).

The net gain that resulted from the divestitures of stations and other business was recorded in the Gain on disposal of stations and entities, net in the accompanying Condensed Consolidated Statements of Operations.

Future Acquisitions

On January 27, 2020, Sinclair agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary approvals (see Note 15, “Commitment and Contingencies”). The proposed acquisition by Nexstar of this station is projected to close in 2020.

On March 30, 2020, Mission, a VIE consolidated by Nexstar, entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The transaction is subject to FCC and other customary approvals and is expected to close in 2020.

Note 4:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2020			December 31, 2019
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,065,017	$(734,581)	$2,330,436	$3,223,906	$(691,640)	$2,532,266
Other definite-lived intangible assets	1-20	960,962	(255,205)	705,757	961,350	(233,996)	727,354
Other intangible assets		$4,025,979	$(989,786)	$3,036,193	$4,185,256	$(925,636)	$3,259,620

The following table presents the Company’s estimate of amortization expense for the remainder of 2020, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2020 (in thousands):

Remainder of 2020	$203,168
2021	267,255
2022	320,563
2023	248,593
2024	247,930
Thereafter	1,748,684
$3,036,193

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2019	$3,129,169	$(132,294)	$2,996,875	$2,968,875	$(47,410)	$2,921,465
Acquisitions (See Note 3)	3,300	-	3,300	15,300	-	15,300
Divestitures and Disposals (See Note 3)	(48,429)	-	(48,429)	(104,308)	-	(104,308)
Measurement period adjustments related to prior year acquisitions	(71,998)	-	(71,998)	-	-	-
Balances as of March 31, 2020	$3,012,042	$(132,294)	$2,879,748	$2,879,867	$(47,410)	$2,832,457

During the quarter ended March 31, 2020, Nexstar recorded a measurement period adjustment related to its acquisition of Tribune in September 2019. The measurement period adjustment is primarily attributable to a $98.0 million cash consideration received by Nexstar (asset acquired) to settle an existing lawsuit between Tribune and Sinclair on January 27, 2020. The settlement resulted to a recognition of an income tax payable of $25.0 million and a decrease in goodwill of $73.0 million. See Note 15:  Commitments and Contingencies—Termination of Tribune and Sinclair Merger Agreement for additional information.

The measurement period adjustments recognized during the three months ended March 31, 2020 had no impact on the Company’s Condensed Consolidated Statements of Operations in prior year or in the current year.

During the first quarter of 2020, the Company evaluated the changes in facts and circumstances and general market declines resulting from the COVID-19 pandemic, including their impact on its current operating results and whether an impairment triggering event has occurred on its indefinite-lived intangible assets, long-lived assets (including finite-lived intangible assets) and reporting units with goodwill. Based on the results of the evaluation, the Company concluded that, as of March 31, 2020, there were no impairment triggering events that occurred on these assets, mainly because as of this date, the Company’s market capitalization exceeded the carrying amount of its equity, its first quarter 2020 revenue substantially met management’s initial expectations at the beginning of fiscal year 2020, its first quarter 2020 operating performance exceeded management’s initial expectations at the beginning of fiscal 2020 and there are no material changes in its customers, including advertisers, multichannel video programming distributors and online video distributors. However, due to the continued impact of the COVID-19 pandemic subsequent to March 31, 2020, the Company will continue to evaluate its indefinite-lived intangible assets, long-lived assets and goodwill for impairment and further assess if an impairment triggering event has occurred. Any significant adverse changes in future periods to our operating results or to the general market conditions could reasonably be expected to negatively impact the fair value of the Company’s indefinite-lived intangible assets and its reporting units as well as the recoverability of its long-lived assets and may result in future impairment charges which could be material.

Note 5:  Assets Held for Sale

Assets held for sale in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Real estate	$4,524	$240,524

In January 2020, management deferred its planned disposition of certain non-depreciable real estate property located in Chicago with a carrying amount of $236.0 million. In December 2019, the asset was previously classified as held for sale. The decision to defer the sale effort was driven by current uncertainties in the local government’s policies around property taxes which could impact a potential buyer’s perception of the property’s fair market value. Because the property is land with no limited useful life, management believes that, as of March 31, 2020, the fair value exceeded its carrying value and there was no impairment. As a result of this development, the property no longer meets the criteria of classifying as held for sale. Thus, the Company reclassified this asset from held for sale to property, plant and equipment (held and used) in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020. The reclassification of the land property did not impact the Company’s results of operations during the quarter ended March 31, 2020.

Note 6:  Investments

Investments consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Equity method investments	$1,316,466	$1,471,866
Other equity investments	5,729	5,487
Total investments	$1,322,195	$1,477,353

Equity Method Investments

The Company’s equity method investments primarily included TV Food Network (in which Nexstar has an ownership stake of 31.3%) with a book value of $1.297 billion as of March 31, 2020. The Company received cash distributions from TV Food Network totaling $170.4 million during the quarter ended March 31, 2020.

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

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805 “Business Combinations.” Additionally, the Company measures its estimated share of the basis difference attributable to investees’ goodwill. In connection with the Merger, Nexstar estimated a total of $853.0 million for its share of the basis difference attributable to investees’ amortizable intangible assets. Nexstar also estimated a basis difference of $501.8 million attributable to investees’ goodwill.

The Company amortizes the basis differences attributable to tangible assets and intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2020, the remaining identifiable assets subject to amortization of basis difference, totaled $771.5 million and have a weighted average remaining useful life of approximately 7.7 years.

Income (loss) on equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Income on equity investments, net, before amortization of basis difference	$51,097	$(388)
Amortization of basis difference	(36,939)	(103)
Income (loss) on equity investments, net	$14,158	$(491)

Summarized financial information for TV Food Network is as follows (in thousands):

Three Months Ended
March 31, 2020
Net revenue	$320,347
Costs and expenses	158,635
Income from operations	161,713
Net income	165,428
Net income attributable to Nexstar Media Group, Inc.	51,769

During the first quarter of 2020, the Company evaluated its equity method investments for other-than-temporary impairment (“OTTI”) due to the events and circumstances surrounding the COVID-19 pandemic. Based on the results of the review, the Company determined that an OTTI had not occurred as of March 31, 2020. The Company may experience future declines in the fair value of its equity method investments, and it may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and financial statement disclosures of the investees as well as the general market conditions. The Company will continue to evaluate its equity method investments in the future periods to determine if an OTTI has occurred.

Other Equity Investments

Other equity investments are investments without readily determinable fair values. All of the Company’s other equity investments are ownership interests in private companies. These assets were recorded at cost, subject to periodic evaluation of the carrying values.

Note 7:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Compensation and related taxes	$82,539	$88,372
Broadcast rights payable	116,540	120,165
Network affiliation fees	144,753	62,901
Interest payable	45,289	88,600
Capital expenditures	27,819	25,410
Other	116,865	156,355
	$533,805	$541,803

Note 8:  Retirement and Postretirement Plans

On January 17, 2017, Nexstar assumed Media General’s pension and postretirement plan obligations upon consummation of the merger of the entities. As a result, Nexstar has a funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees. Additionally, there are non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. All of these retirement plans are frozen. Nexstar also has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

On September 19, 2019, Nexstar assumed Tribune’s pension and postretirement obligations upon consummation of the merger of the entities. As a result, Nexstar has a qualified and non-contributory defined benefit retirement plan which covers certain of Tribune’s employees and former employees.  This retirement plan is frozen in terms of pay and service. Nexstar also assumed three defined benefit pension plans (two of which are frozen with the third representing 2% of the total Tribune related projected benefit obligation) for Tribune’s other employees and former employees.  These three plans are not material individually or in aggregate.  Nexstar also provides postretirement health care and life insurance benefits to eligible employees (who retired prior to January 1, 2016) under a variety of plans.

The following table provides the components of net periodic benefit cost (credit) for the Company’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020
Service cost	$-	$-	$5	$-	$248	$-
Interest cost	2,925	3,875	138	200	13,374	33
Expected return on plan assets	(4,925)	(5,475)	-	-	(22,341)	-
Amortization of net loss	-	-	(13)	-	-	-
Settlement gain recognized	-	-	43	-	-	-
Net periodic benefit cost (credit)	$(2,000)	$(1,600)	$173	$200	$(8,719)	$33

For 2020, the Company expects to contribute $55.3 million to its qualified pension plans and $3.0 million to its other postretirement plans. During the three months ended March 31, 2020 and 2019, the Company contributed $5.7 million and $0 million, respectively, to its qualified pension plans.

The primary investment objective of the pension benefit plans is to build and ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. To meet this objective, the pension benefit plans seek to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. The current investment policy includes a strategy intended to maintain an adequate level of diversification, subject to normal portfolio risks. As a result of the general market downturn in the first quarter of 2020 resulting from the COVID-19 pandemic, as of March 31, 2020, the fair value of the pension plans’ assets has declined. While the Company continues to monitor the performance of the pension plans’ assets, the declines as of March 31, 2020 have not materially impacted the Company’s financial position or liquidity. To the extent that there is further material deterioration in plan assets, the Company’s pension benefit plans may require additional contributions and/or may negatively impact future pension credit or expense of the Company.

Note 9:  Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term loans	$5,457,376	$5,914,703
5.625% Senior unsecured notes due 2024	900,000	900,000
5.625% Senior unsecured notes due 2027	1,785,000	1,785,000
Total outstanding principal	8,142,376	8,599,703
Less: unamortized financing costs and discount - Term Loans	(92,590)	(104,281)
Less: unamortized financing costs and discount - 5.625% Notes due 2024	(9,478)	(9,955)
Less: unamortized financing costs and premium - 5.625% Notes due 2027	6,555	7,121
Total outstanding debt	8,046,863	8,492,588
Less: current portion	(56,228)	(109,310)
Long-term debt, net of current portion	$7,990,635	$8,383,278

2020 Transactions

During the three months ended March 31, 2020, Nexstar prepaid a total of $230.0 million in principal balance under its term loans, funded by cash on hand. On March 9, 2020, Nexstar also made an additional principal prepayment of $200.0 million on its term loans pursuant to the mandatory prepayment requirement of the amended credit agreement of Nexstar Broadcasting, Inc. The mandatory prepayment resulted from the disposition of certain television station assets in the Seattle, WA and Milwaukee, WI markets to Fox (see Note 3, Acquisitions and Dispositions). The total prepayments of term loans resulted in a loss on extinguishment of debt of $7.5 million, representing write-offs of unamortized debt financing costs and discounts.

During the three months ended March 31, 2020, the Company also repaid scheduled maturities of $27.3 million of its term loans, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $139.7 million of total unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of March 31, 2020. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2020, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, are both guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 5.625% Notes due 2024 and Nexstar’s 5.625% Notes due 2027. Nexstar Digital does not guarantee any of the notes. Shield is not a guarantor of any debt within the group.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2020, the Company was in compliance with its financial covenants.

Note 10:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 94 years, some of which may include options to extend the leases from two to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of March 31, 2020 were not material and are excluded.

(In thousands)	Balance Sheet Classification	March 31, 2020
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$230,386
Current lease liabilities	Other current liabilities	$34,119
Noncurrent lease liabilities	Other noncurrent liabilities	$181,954

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $2,802	Property, plant and equipment, net	$8,188
Current lease liabilities	Other current liabilities	$935
Noncurrent lease liabilities	Other noncurrent liabilities	$14,926

Operating lease expense for the three months ended March 31, 2020 and 2019 was $12.2 million and $5.5 million, respectively, inclusive of immaterial short-term and variable lease costs. During the three months ended March 31, 2020 and 2019, $6.2 million and $3.1 million, respectively, of operating lease cost are included in Direct operating expenses, excluding depreciation and amortization. During the three months ended March 31, 2020 and 2019, $6.0 million and $2.4 million, respectively, of operating lease cost are included in Selling, general and administrative expenses, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. The depreciation expense and interest expense associated with finance leases during the three months ended March 31, 2020 and 2019 were not material.

Other information related to leases as of March 31, 2020 was as follows (in thousands, except lease term and discount rate):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,244
Operating cash flows from finance leases	228
Financing cash flows from finance leases	215
Weighted Average Remaining Lease Term
Operating leases	7.2 years
Finance leases	11.4 years
Weighted Average Discount Rate
Operating leases	5.2%
Finance leases	5.7%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows (in millions):

	Operating Leases	Finance Leases
Remainder of 2020	$33,408	$1,351
2021	40,967	1,843
2022	38,145	1,803
2023	34,874	1,818
2024	32,141	1,833
Thereafter	83,000	13,365
Total future minimum lease payments	262,535	22,013
Less: imputed interest	(46,462)	(6,152)
Total	$216,073	$15,861

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, and accrued expenses approximate fair value due to their short term to maturity. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$5,364,786	$4,891,926	$5,810,422	$5,915,451
5.625% Senior unsecured notes due 2024(2)	890,522	852,750	890,045	938,250
5.625% Senior unsecured notes due 2027(2)	1,791,555	1,664,513	1,792,121	1,883,175

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

During the three months ended March 31, 2020, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 4 and 6 for additional information.

Note 12:  Common Stock

On April 26, 2018, Nexstar’s Board of Directors approved $200 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. During the quarter ended March 31, 2020, Nexstar repurchased a total of 950,000 shares of Class A common stock for $72.6 million, funded by cash on hand. As of March 31, 2020, the remaining available amount under the share repurchase authorization was $84.2 million, net of repurchases made since the authorization was approved by Nexstar’s Board of Directors, including the repurchases in the first quarter of 2020.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Note 13:  Income Taxes

Income tax expense was $64.3 million for the three months ended March 31, 2020 compared to $16.4 million for the same period in 2019. The effective tax rates were 29.0% and 22.4% for each of the respective periods. The increase in the effective tax rate between the two periods was primarily due to nondeductible goodwill written off as a result of divestitures and a decrease in the deduction for excess tax benefits. The Company recognized an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of divestitures, or a 3.7% increase to the effective tax rate. Additionally, the Company recognized an income tax expense of $1.4 million resulting from a decrease in the deduction for excess tax benefits related to stock-based compensation, or a 4.4% increase to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections, including changes due to the impact of the COVID-19 pandemic, could result in significant adjustments to quarterly income tax expense in future periods.

Note 14:  FCC Regulatory Matters

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the Third Circuit’s decision.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis. Historically, the FCC has counted the ownership of a UHF station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount,” and that rule change became effective in October 2016.  On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount, which became effective again on June 15, 2017. A federal court of appeals dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a comprehensive rulemaking to evaluate the UHF discount together with the national ownership limit. Comments and reply comments were filed in 2018, and the proceeding remains open. Nexstar is in compliance with the 39% national cap limitation as calculated employing the UHF discount.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. Of the 11 total stations that accepted bids, one station went off the air in November 2017. The associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017. The station that went off the air did not have a significant impact on the Company’s financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight have ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. Of the two remaining stations, one moved to a VHF channel in 2019 and vacated its former channel. As such, the associated spectrum asset and liability to surrender spectrum, both amounting to $52.0 million, were derecognized in 2019. The remaining station will move to a VHF channel and must vacate its current channel by a date to be reset by the FCC as a result of the COVID-19 pandemic.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and must cease operating on their former channels on a rolling schedule ending in July 2020. This date may be extended by the FCC as a result of the COVID-19 pandemic. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, multichannel video programming distributors (“MVPDs”) and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, and, in many cases, subsequent requests for reimbursement of those costs. As of December 6, 2019, verified cost estimates were approximately $1.95 billion, with 79 percent of the repack complete and reimbursements still to be made to certain low power television and FM radio stations affected by the repack. During the three months ended March 31, 2020 and 2019, the Company spent a total of $16.9 million and $14.7 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020 and 2019, the Company received $12.8 million and $14.2 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

Note 15:  Commitments and Contingencies

Guarantees of Mission and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission and Shield senior secured credit facilities. In the event that Mission or Shield is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of March 31, 2020, Mission had a maximum commitment of $228.7 million under its senior secured credit facility, of which $225.7 million principal balance of debt was outstanding. As of the same date, Shield had also used all of its commitment and had outstanding principal debt obligations of $21.5 million. Based on the terms of the credit agreements, Mission’s outstanding debt is due January 2024, and Shield’s outstanding debt is due October 2023.

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

In connection with the Tribune Merger on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

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

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of March 31, 2020, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $16.6 million and are estimated to be sufficient to satisfy such obligations.

As of March 31, 2020, all but 347 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and with Tribune becoming wholly-owned by the Tribune Company employee stock ownership plan (the “Leveraged ESOP Transactions”). Those lawsuits are pending in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Under the Plan, the indemnity claims of Tribune’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s unaudited Condensed Consolidated Statements of Operations and primarily include professional advisory fees and other costs related to the resolution of unresolved claims.  Such amounts were not significant during the quarter ended March 31, 2020. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2020 and potentially in future periods.

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

On January 27, 2020, Nexstar and Sinclair agreed to settle the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement. Tribune was acquired by Nexstar in September 2019. The companies will dismiss with prejudice the lawsuit pending in the Delaware Court of Chancery between Tribune and Sinclair concerning the terminated Tribune/Sinclair merger, and will release each other from any current and future claims relating to the terminated merger. Neither party has admitted any liability or wrongdoing in connection with the terminated merger. As such, both parties have settled the lawsuit to avoid the costs, distraction, and uncertainties of continued litigation. As part of the resolution, Sinclair has agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary conditions. Sinclair has also sold to Nexstar certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $18.0 million in cash. Nexstar and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by stations acquired by Nexstar in connection with the Tribune acquisition. Finally, on January 28, 2020, Sinclair made a $98.0 million cash payment to Nexstar.

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

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through March 31, 2020 would be approximately $107.0 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. Briefing is ongoing, and an opinion on the merits is expected after briefing is complete. The U.S. Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. Other aspects of this litigation remain in process.

On January 22, 2019, Tribune sold its 5% membership interest in CEV LLC and paid the federal and state taxes due on the deferred gain and the gain on sale of its ownership of CEV LLC through its regular tax reporting process. The sale of Tribune’s ownership interest in CEV LLC has no impact on Tribune’s ongoing dispute with the IRS. On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar pursuant to the Merger Agreement. Nexstar continues to disagree with the IRS’s position that the Chicago Cubs Transactions generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain.  If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225.0 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $147.0 million of tax payments prior to its merger with Nexstar. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. Tribune no longer owns any portion of CEV LLC. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions.

Marshall Litigation— On April 3, 2019, Marshall filed a lawsuit against Nexstar in the Supreme Court of the State of New York (the “New York litigation”). The lawsuit initially asserted nine causes of action, five of which were subsequently dismissed by the Supreme Court (the Court’s order dismissing those five claims is currently on appeal), and one of which was withdrawn by Marshall. The remaining causes of action allege: (i) breach of the SSAs between Nexstar and Marshall; (ii) breach of the guaranty agreement between Nexstar and Marshall’s lenders; and (iii) conversion of certain retransmission fees collected by Nexstar on Marshall’s behalf. Marshall is seeking monetary and punitive damages, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously. On November 20, 2019, Nexstar filed counterclaims against Marshall and Pluria Marshall, in his individual capacity, alleging breach of the SSAs, unjust enrichment, and fraudulent conveyance. Nexstar seeks payment of the outstanding amount due under the SSAs as compensatory damages, punitive damages for the alleged fraudulent conveyances, and attorneys’ fees and costs. The parties have agreed to stay the New York litigation until June 15, 2020 and have agreed to stay the related appeal until July 24, 2020.

On March 31, 2020, Marshall filed a bankruptcy adversary proceeding against Nexstar in the Southern District of Texas. This lawsuit arises in the context of the MBG chapter 11 case and asserts many of the same causes of action that Marshall brought in the New York litigation, as well as turnover and fraudulent transfer claims. Marshall seeks monetary damages, punitive damages, and equitable relief, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously. Nexstar’s answer or motion to dismiss the adversary proceeding was filed on May 7, 2020.

Note 16:  Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes (i) television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) digital multicast network services, (iii) WGN America, a national general entertainment cable network, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) corporate functions, (ii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (iii) digital businesses and (iv) eliminations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended March 31, 2020	Broadcast	Other	Consolidated
Net revenue	$1,074,016	$17,806	$1,091,822
Depreciation	29,775	5,631	35,406
Amortization of intangible assets	69,421	1,162	70,583
Income (loss) from operations	363,027	(58,012)	305,015

Three Months Ended March 31, 2019	Broadcast	Other	Consolidated
Net revenue	$599,183	$27,464	$626,647
Depreciation	23,627	3,810	27,437
Amortization of intangible assets	30,845	5,893	36,738
Income (loss) from operations	168,500	(41,426)	127,074

As of March 31, 2020	Broadcast	Other	Consolidated
Goodwill	$2,879,748	$-	$2,879,748
Assets	12,330,096	1,245,341	13,575,437

As of December 31, 2019	Broadcast	Other	Consolidated
Goodwill	$2,996,875	$-	$2,996,875
Assets	12,918,966	1,070,771	13,989,737

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended March 31, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$417,379	$-	$417,379
Political advertising	55,341	-	55,341
Distribution revenue	549,716	-	549,716
Digital	40,326	16,114	56,440
Other	8,460	1,692	10,152
Trade revenue	2,794	-	2,794
Total revenue	$1,074,016	$17,806	$1,091,822

Three Months Ended March 31, 2019	Broadcast	Other	Consolidated
Core advertising (local and national)	$251,844	$-	$251,844
Political advertising	1,307	-	1,307
Distribution revenue	313,974	-	313,974
Digital	25,386	27,449	52,835
Other	3,849	15	3,864
Trade and barter revenue	2,823	-	2,823
Net revenue	$599,183	$27,464	$626,647

The Company is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services in medium-sized markets in the United States.

Advertising revenue (core, political and digital) is positively affected by national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. Company stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when congressional and presidential elections occur, and advertising is aired during the Olympic Games.

The Company receives compensation from MVPDs and OVDs in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Note 17:  Condensed Consolidating Financial Information

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

The Nexstar column presents the parent company’s financial information, excluding consolidating entities. The Nexstar Broadcasting column presents the financial information of Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a wholly-owned subsidiary of Nexstar and issuer of the 5.625% Notes due 2024 and the 5.625% Notes due 2027. The Mission column presents the financial information of Mission, an entity which Nexstar Broadcasting is required to consolidate as a VIE (See Note 2). The Non-Guarantors column presents the combined financial information of Nexstar Digital, a wholly-owned subsidiary of Nexstar, and other VIEs consolidated by Nexstar Broadcasting (See Note 2).

Nexstar Broadcasting’s outstanding 5.625% Notes due 2024 and 5.625% Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, by Nexstar, Mission and certain of Nexstar Broadcasting’s restricted subsidiaries, subject to certain customary release provisions. These notes are not guaranteed by any other entities.

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2020

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$417,914	$4,926	$11,227	$-	$434,067
Restricted cash and cash equivalents	-	16,608	-	-	-	16,608
Accounts receivable	1,001	831,807	14,023	41,907	-	888,738
Amounts due from consolidated entities	-	158,181	13,774	-	(171,955)	-
Spectrum asset	-	67,171	-	-	-	67,171
Other current assets	-	105,163	533	2,010	-	107,706
Total current assets	1,001	1,596,844	33,256	55,144	(171,955)	1,514,290
Investments in subsidiaries	1,553,103	91,944	-	-	(1,645,047)	-
Amounts due from consolidated entities	584,175	-	-	-	(584,175)	-
Property and equipment, net	-	1,503,788	22,608	20,552	(75)	1,546,873
Goodwill	-	2,744,114	33,187	102,447	-	2,879,748
FCC licenses	-	2,693,975	43,102	95,380	-	2,832,457
Network affiliation agreements, net	-	2,265,310	10,952	54,174	-	2,330,436
Other intangible assets, net	-	703,560	460	1,737	-	705,757
Investments	-	1,322,195	-	-	-	1,322,195
Assets held for sale	-	4,524	-	-	-	4,524
Other noncurrent assets	1,687	374,009	54,752	19,601	(10,892)	439,157
Total assets	$2,139,966	$13,300,263	$198,317	$349,035	$(2,412,144)	$13,575,437
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$52,680	$2,285	$1,263	$-	$56,228
Accounts payable	-	135,597	1,743	1,612	-	138,952
Amounts due to consolidated entities	-	-	-	171,955	(171,955)	-
Liability to surrender spectrum asset	-	77,962	-	-	-	77,962
Other current liabilities	1,001	607,933	7,103	26,819	-	642,856
Total current liabilities	1,001	874,172	11,131	201,649	(171,955)	915,998
Debt	-	7,750,219	220,389	20,027	-	7,990,635
Amounts due to consolidated entities	-	376,384	-	208,001	(584,385)	-
Deferred tax liabilities	-	1,684,955	11,787	10,761	(10,892)	1,696,611
Other noncurrent liabilities	-	834,084	9,259	12,791	-	856,134
Total liabilities	1,001	11,519,814	252,566	453,229	(767,232)	11,459,378
Total Nexstar Media Group, Inc. stockholders’ equity (deficit)	2,138,965	1,774,058	(54,249)	(120,716)	(1,644,912)	2,093,146
Noncontrolling interests in consolidated variable interest entities	-	6,391	-	16,522	-	22,913
Total liabilities and stockholders’ equity (deficit)	$2,139,966	$13,300,263	$198,317	$349,035	$(2,412,144)	$13,575,437

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
ASSETS
Current assets:
Cash and cash equivalents	$-	$208,223	$8,686	$15,161	$-	$232,070
Restricted cash and cash equivalents	-	$16,608	$-	$-	$-	16,608
Accounts receivable	997	826,868	13,705	42,351	-	883,921
Amounts due from consolidated entities	-	156,112	15,232	-	(171,344)	-
Spectrum asset	-	67,171	-	-	-	67,171
Other current assets	-	148,840	632	2,525	-	151,997
Total current assets	997	1,423,822	38,255	60,037	(171,344)	1,351,767
Investments in subsidiaries	1,391,014	108,884	-	-	(1,499,898)	-
Amounts due from consolidated entities	679,817	-	-	-	(679,817)	-
Property and equipment, net	-	1,246,263	22,722	21,518	(75)	1,290,428
Goodwill	-	2,861,241	33,187	102,447	-	2,996,875
FCC licenses	-	2,782,983	43,102	95,380	-	2,921,465
Network affiliation agreements, net	-	2,465,587	11,301	55,378	-	2,532,266
Other intangible assets, net	-	724,247	491	2,616	-	727,354
Investments	-	1,477,353	-	-	-	1,477,353
Assets held for sale	-	240,524	-	-	-	240,524
Other noncurrent assets	55	382,785	55,257	25,347	(11,739)	451,705
Total assets	$2,071,883	$13,713,689	$204,315	$362,723	$(2,362,873)	$13,989,737
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of debt	$-	$105,877	$2,285	$1,148	$-	$109,310
Accounts payable	-	142,377	3,074	11,915	-	157,366
Amounts due to consolidated entities	-	-	-	171,344	(171,344)	-
Liability to surrender spectrum asset	-	77,962	-	-	-	77,962
Other current liabilities	392	565,943	6,901	29,683	-	602,919
Total current liabilities	392	892,159	12,260	214,090	(171,344)	947,557
Debt	-	8,142,088	220,780	20,410	-	8,383,278
Amounts due to consolidated entities	-	476,414	-	203,613	(680,027)	-
Deferred tax liabilities	-	1,699,774	11,753	10,876	(11,739)	1,710,664
Other noncurrent liabilities	-	869,292	9,804	15,649	-	894,745
Total liabilities	392	12,079,727	254,597	464,638	(863,110)	11,936,244
Total Nexstar Media Group, Inc. stockholders’ equity (deficit)	2,071,491	1,627,712	(50,282)	(117,661)	(1,499,763)	2,031,497
Noncontrolling interests in consolidated variable interest entities	-	6,250	-	15,746	-	21,996
Total liabilities and stockholders’ equity (deficit)	$2,071,883	$13,713,689	$204,315	$362,723	$(2,362,873)	$13,989,737

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2020

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$1,047,815	$20,241	$21,949	$1,817	$1,091,822
Revenue between consolidated entities	12,737	24,625	9,313	26,482	(73,157)	-
Net revenue	12,737	1,072,440	29,554	48,431	(71,340)	1,091,822
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	4	392,383	13,600	39,072	-	445,059
Selling, general, and administrative expenses, excluding depreciation and amortization	12,850	229,974	1,567	3,214	(29,221)	218,384
Local service agreement fees between consolidated entities	-	19,311	16,033	6,775	(42,119)	-
Amortization of broadcast rights	-	36,350	372	486	-	37,208
Amortization of intangible assets	-	67,815	381	2,387	-	70,583
Depreciation	-	33,800	636	970	-	35,406
Reimbursement from the FCC related to station repack	-	(10,547)	(565)	(1,646)	-	(12,758)
Gain on disposal of stations and entities, net	-	(7,075)	-	-	-	(7,075)
Total operating expenses	12,854	762,011	32,024	51,258	(71,340)	786,807
(Loss) income from operations	(117)	310,429	(2,470)	(2,827)	-	305,015
Income (loss) from equity investment, net	-	14,166	-	(8)	-	14,158
Interest expense, net	-	(99,620)	(1,455)	(209)	-	(101,284)
Loss on extinguishment of debt	-	(7,477)	-	-	-	(7,477)
Pension and other postretirement plans credit, net	-	10,762	-	-	-	10,762
Other (expenses) income	(1,502)	2,366	-	-	-	864
Equity in income of consolidated subsidiaries	162,086	-	-	-	(162,086)	-
Income (loss) before income taxes	160,467	230,626	(3,925)	(3,044)	(162,086)	222,038
Income tax benefit (expense)	884	(65,953)	(39)	764	-	(64,344)
Net income (loss)	161,351	164,673	(3,964)	(2,280)	(162,086)	157,694
Net income attributable to noncontrolling interests	-	-	-	(779)	-	(779)
Net income (loss) attributable to Nexstar	$161,351	$164,673	$(3,964)	$(3,059)	$(162,086)	$156,915

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Net broadcast revenue (including trade)	$-	$567,780	$19,407	$39,460	$-	$626,647
Revenue between consolidated entities	8,418	22,233	7,762	17,717	(56,130)	-
Net revenue	8,418	590,013	27,169	57,177	(56,130)	626,647
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	-	240,195	12,036	42,499	(1,867)	292,863
Selling, general, and administrative expenses, excluding depreciation and amortization	9,748	137,269	991	10,027	(15,675)	142,360
Local service agreement fees between consolidated entities	-	16,354	14,575	7,659	(38,588)	-
Amortization of broadcast rights	-	13,351	383	628	-	14,362
Amortization of intangible assets	-	28,663	519	7,556	-	36,738
Depreciation	-	25,227	608	1,602	-	27,437
Reimbursement from the FCC related to station repack	-	(9,685)	(1,536)	(2,966)	-	(14,187)
Total operating expenses	9,748	451,374	27,576	67,005	(56,130)	499,573
(Loss) income from operations	(1,330)	138,639	(407)	(9,828)	-	127,074
Loss from equity investment, net	-	(475)	-	(16)	-	(491)
Interest expense, net	-	(49,208)	(2,886)	(863)	-	(52,957)
Loss on extinguishment of debt	-	(1,698)	-	-	-	(1,698)
Pension and other postretirement plans credit, net	-	1,400	-	-	-	1,400
Equity in income of consolidated subsidiaries	60,758	-	-	-	(60,758)	-
Income (loss) before income taxes	59,428	88,658	(3,293)	(10,707)	(60,758)	73,328
Income tax (expense) benefit	312	(19,822)	835	2,234	-	(16,441)
Net income (loss)	59,740	68,836	(2,458)	(8,473)	(60,758)	56,887
Net loss attributable to noncontrolling interests	-	-	-	(1,995)	-	(1,995)
Net income (loss) attributable to Nexstar	$59,740	$68,836	$(2,458)	$(10,468)	$(60,758)	$54,892

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2020

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$421,262	$(3,124)	$(3,020)	$-	$415,118

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	-	(63,000)	-	-	-	(63,000)
Proceeds from sale of stations	-	362,804	-	-	-	362,804
Purchases of property and equipment	-	(57,230)	(630)	(2,274)	-	(60,134)
Spectrum repack reimbursements from the FCC	-	10,547	565	1,646	-	12,758
Proceeds from disposals of property and equipment	-	430	-	-	-	430
Proceeds from resolution of acquired contingency	-	98,000	-	-	-	98,000
Other investing activities	-	171	-	-	-	171
Net cash provided by (used in) investing activities	-	351,722	(65)	(628)	-	351,029

Cash flows from financing activities:
Repayments of long-term debt	-	(456,470)	(571)	(287)	-	(457,328)
Payments for debt financing costs	-	(379)	-	-	-	(379)
Common stock dividends paid	(25,676)	-	-	-	-	(25,676)
Inter-company payments	104,378	(104,378)	-	-	-	-
Purchase of treasury stock	(72,587)	-	-	-	-	(72,587)
Cash paid for shares withheld for taxes	(6,483)	-	-	-	-	(6,483)
Payments for capital lease and capitalized software obligations	-	(1,792)	-	-	-	(1,792)
Proceeds from exercise of stock options	368	-	-	-	-	368
Other financing activities	-	(274)	-	1	-	(273)
Net cash used in financing activities	-	(563,293)	(571)	(286)	-	(564,150)
Net increase (decrease) in cash, cash equivalents and restricted cash	-	209,691	(3,760)	(3,934)	-	201,997
Cash, cash equivalents and restricted cash at beginning of period	-	224,831	8,686	15,161	-	248,678
Cash, cash equivalents and restricted cash at end of period	$-	$434,522	$4,926	$11,227	$-	$450,675

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2019

(in thousands)

		Nexstar		Non-		Consolidated
	Nexstar	Broadcasting	Mission	Guarantors	Eliminations	Company
Cash flows from operating activities	$-	$124,410	$(5,289)	$5,468	$-	$124,589

Cash flows from investing activities:
Purchases of property and equipment	-	(24,586)	(891)	(3,102)	-	(28,579)
Spectrum repack reimbursements from the FCC	-	9,685	1,536	2,966	-	14,187
Other investing activities	-	639	-	-	-	639
Net cash used in investing activities	-	(14,262)	645	(136)	-	(13,753)

Cash flows from financing activities:
Repayments of long-term debt	-	(90,370)	(571)	(864)	-	(91,805)
Common stock dividends paid	(20,581)	-	-	-	-	(20,581)
Inter-company payments	28,430	(28,430)	-	-	-	-
Purchase of noncontrolling interest from a consolidated variable interest entity	-	(6,393)	-	-	-	(6,393)
Other financing activities	(7,849)	(711)	-	(21)	-	(8,581)
Net cash used in financing activities	-	(125,904)	(571)	(885)	-	(127,360)
Net increase in cash, cash equivalents and restricted cash	-	(15,756)	(5,215)	4,447	-	(16,524)
Cash, cash equivalents and restricted cash at beginning of period	-	105,665	10,798	28,652	-	145,115
Cash, cash equivalents and restricted cash at end of period	$-	$89,909	$5,583	$33,099	$-	$128,591

Note 18:  Subsequent Events

On May 1, 2020, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.56 per share of its Class A common stock. The dividend is payable on May 29, 2020 to stockholders of record on May 15, 2020.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: the risks from the global COVID-19 pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses and our future financial performance; our ability to obtain financial and tax benefits from the recently-passed Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”); any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; the impact of pending or future litigation; the effects of governmental regulation and future regulation on broadcasting; competition from others in our broadcast television markets; volatility in programming costs; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and the inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

2020 Highlights

•

During the first quarter of 2020, net revenue increased by $465.2 million, or 74.2% compared to the same period in 2019. The increase was primarily due to the incremental revenue from acquisitions of $424.7 million, an increase in distribution revenue of $64.1 million of our legacy stations, and a net increase in revenue from television advertising of our legacy stations of $14.8 million, primarily due to the changes in the mix between our core and political advertising as 2020 is an election year. These increases were partially offset by a decrease in revenue resulting from station divestitures of $27.9 million and a $6.4 million net decrease in digital revenue of our legacy digital businesses and stations primarily due to the combined effect of a decline in revenue from our social media advertising platform, marketplace changes which decreased select demand-side platform customer buying and organic growth in our local customer buying trends (increase in local revenue from our stations’ web and mobile sites and from other internet-based revenue). Our deconsolidation of Marshall decreased the Company’s revenue by $4.4 million but also decreased the Company’s operating expenses by $4.9 million.

•

During the first quarter of 2020, we repurchased a total of 950,000 shares of our Class A common stock for $72.6 million, funded by cash on hand. As of March 31, 2020, the remaining available amount under our share repurchase authorization was $84.2 million.

•	During the first quarter of 2020, our Board of Directors declared cash dividends of $0.56 per share of our outstanding Class A common stock, or total dividend payments of $25.7 million.

•

On January 27, 2020, we and Sinclair resolved the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement. We acquired Tribune through a merger on September 19, 2019. As part of the resolution, Sinclair has agreed to sell to us television station WDKY-TV in the Lexington, KY market, subject to FCC approval and other customary conditions. Sinclair has also sold to us certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $18.0 million in cash. We and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by certain stations that we own.  Finally, on January 28, 2020, Sinclair made a $98.0 million cash payment to us.

2020 Acquisitions

On January 27, 2020, we acquired certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair for $18.0 million in cash. On March 2, 2020, we completed our acquisition of Fox affiliate television station WJZY and MyNetworkTV affiliate television station WMYT in the Charlotte, NC market from Fox for $45.0 million in cash. The acquisition from Fox allowed us entry into the Charlotte, NC market.

2020 Dispositions

On January 14, 2020, the Company sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale).

On March 2, 2020, Nexstar also completed the sale of Fox affiliate television station KCPQ and MyNetworkTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. Our proceeds from the sale of the stations were partially used to prepay our term loans.

Future Acquisitions

On January 27, 2020, Sinclair agreed to sell us television station WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary conditions. The proposed acquisition is projected to close in 2020.

On March 30, 2020, Mission, a VIE that we consolidate, entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The transaction is also subject to FCC and other customary approvals and is expected to close in 2020.

Debt Transactions

•

During the three months ended March 31, 2020, we prepaid a total of $230.0 million in principal balance under our term loans, funded by cash on hand. We also made an additional prepayment of $200.0 million in principal balance of term loans pursuant to the mandatory prepayment requirement of the amended credit agreement of Nexstar Broadcasting, Inc. The mandatory prepayment resulted from the disposition of certain television station assets in the Seattle, WA and Milwaukee, WI markets to Fox.

•	During the three months ended March 31, 2020, the Company repaid scheduled maturities of $27.3 million under its term loans.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of Coronavirus Disease (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 pandemic a national emergency. The virus continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and impact of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as those of our key business partners, affiliates, vendors and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, business partners and communities, a vast majority of our employees worked remotely since mid-March 2020 until the end of April 2020 when we partially resumed our normal onsite workplace setting, subject to continuous monitoring.

The disruptions caused by COVID-19 did not have a material impact on our financial results and liquidity for the first quarter of fiscal 2020. As of March 31, 2020, our net revenue substantially met our management’s initial expectations at the beginning of fiscal year 2020, our operating results exceeded our management’s initial expectations at the beginning of fiscal year 2020 and there are no material changes in our customers, including advertisers, multichannel video programming distributors and online video distributors. We continue to generate operating cash flows and we believe we have sufficient unrestricted cash on hand and have the availability to access additional cash up to $139.7 million under our revolving credit facilities (with a maturity date of October 2023) to meet our business operating requirements, our capital expenditures and to continue to service our debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. However, we currently estimate that overall revenue and operating results for the remainder of fiscal 2020 will be lower than initially anticipated at the beginning of fiscal 2020, despite that 2020 is an election year. The ultimate impact of the COVID-19 pandemic on our business operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity and impact of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, or the Company, may direct, which may result in an extended period of continued business disruption. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition, liquidity and results of operations. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business in the future.

The CARES Act

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above. The U.S. government or any other governmental authority that agrees to provide such aid under the CARES Act or any other crisis relief assistance may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. The CARES Act is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Overview of Operations

As of March 31, 2020, we owned, operated, programmed or provided sales and other services to 196 full power television stations, including those owned by VIEs, and one AM radio station in 114 markets in 38 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 32 full power television stations are VIEs that are consolidated into our financial statements. See Note 2—Variable Interest Entities to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

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

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each such VIE which permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

In December 2019, Marshall, a VIE previously consolidated by us and the owner of three television stations, filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain contracts between us and Marshall, including the JSAs. As a result of these developments, we evaluated our business arrangements with Marshall and determined that we no longer have the power to direct the most significant economic activities of the entity and thus we no longer meet the accounting criteria for a controlling financial interest in the entity.  Thus, we deconsolidated Marshall’s assets, liabilities and equity effective in December 2019. The SSAs between us and Marshall are currently active.

On March 30, 2020, Mission (an entity that is currently the lender of Marshall) entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The transaction is also subject to FCC and other customary approvals and is expected to close in 2020.

See Note 2—Variable Interest Entities to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station.  Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the FCC’s November 2017 order on reconsideration. The court later denied petitions for en banc rehearing; on November 29, 2019 its decision became effective; and on December 20, 2019 the FCC issued an order that formally reinstated the rule. The court’s decision has been appealed to the U.S. Supreme Court. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that now share a channel with another station, one station that moved to a VHF channel in 2019, one station that will move to a VHF channel at a date to be determined by the FCC as a result of the COVID-19 pandemic and one that went off the air in November 2017. The station that went off the air did not have a significant impact on our financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area.

Sixty one (61) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a rolling schedule ending in July 2020.  Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended March 31, 2020 and 2019, the Company spent a total of $16.9 million and $14.7 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020 and 2019, the Company received $12.8 million and $14.2 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2020, approximately $75.6 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and when advertising airs during the Olympic Games. As 2020 is an election year, we generally expect an increase in political advertising revenue in 2020 compared to 2019. However, due to business disruptions caused by COVID-19, our revenue from political advertising may be less than we initially anticipated at the beginning of 2020 but the ultimate outcome is unknown at this time. Additionally, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic situation, is expected to decrease our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue as a percentage of total net revenue:

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
Core advertising	$417,379	38.2	$251,844	40.2
Political advertising	55,341	5.1	1,307	0.2
Distribution revenue	549,716	50.3	313,974	50.1
Digital	56,440	5.2	52,835	8.4
Other	10,152	0.9	3,864	0.6
Trade revenue	2,794	0.3	2,823	0.5
Total net revenue	$1,091,822	100.0	$626,647	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
Net revenue	$1,091,822	100.0	$626,647	100.0
Operating expenses (income):
Corporate expenses	53,474	4.9	30,765	4.9
Direct operating expenses, net of trade	441,781	40.5	289,432	46.2
Selling, general and administrative expenses, excluding corporate	164,910	15.1	111,595	17.8
Depreciation	35,406	3.2	27,437	4.4
Amortization of intangible assets	70,583	6.5	36,738	5.9
Amortization of broadcast rights	37,208	3.4	14,362	2.3
Trade expense	3,278	0.3	3,431	0.5
Reimbursement from the FCC related to station repack	(12,758)	(1.2)	(14,187)	(2.3)
Gain on disposal of stations and entities, net	(7,075)	(0.6)	-	-
Total operating expenses	786,807		499,573
Income from operations	$305,015		$127,074

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $417.4 million for the three months ended March 31, 2020, compared to $251.9 million for the same period in 2019, an increase of $165.5 million, or 65.7%. The increase is primarily due to our incremental revenue from our 2019 Tribune acquisition of $192.8 million, partially offset by a decrease in revenue as a result of station divestitures of $9.8 million. Our legacy stations’ core advertising revenue decreased by $15.9 million, primarily due to changes in the mix between our core and political advertising and the business disruptions caused by COVID-19 in mid-March 2020 and the deconsolidation of Marshall resulted in a $1.6 million decrease in revenue. Our largest advertiser category, automobile, represented approximately 19% and 21% of our core advertising revenue for the three months ended March 31, 2020 and 2019, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 2% during the quarter. The other categories representing our top five were attorneys, which increased in 2020, and medical/healthcare, furniture and fast food restaurants, which decreased in 2020. We currently estimate that overall core advertising revenue for the remainder of fiscal 2020 will be lower than initially anticipated at the beginning of fiscal 2020, primarily due to changes in the mix between our core and political advertising and the business disruptions caused by COVID-19. The ultimate impact of the COVID-19 pandemic on our business operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, us, or our business partners, may direct, which may result in an extended period of continued business disruption. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our core advertising revenue and our overall results of operations. Additionally, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic situation, is expected to decrease our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021.

Political advertising revenue was $55.3 million for the three months ended March 31, 2020, compared to $1.3 million for the same period in 2019, an increase of $54.0 million, as 2020 is an election year. Of the $54.0 million increase, $23.4 million was attributable to the incremental revenue from our 2019 Tribune acquisition, and $30.7 million was attributable to our legacy stations. We generally expect an increase in political advertising revenue in 2020 compared to 2019. However, due to business disruptions caused by COVID-19, our revenue from political advertising may be less than we initially anticipated at the beginning of 2020, but the ultimate outcome is unknown at this time.

Distribution revenue was $549.7 million for the three months ended March 31, 2020, compared to $314.0 million for the same period in 2019, an increase of $235.7 million, or 75.1%. The increase is primarily due to our incremental revenue from our 2019 Tribune acquisition of $192.9 million, partially offset by a decrease in revenue as a result of station divestitures and deconsolidation of Marshall of $16.9 million and $4.4 million, respectively. Our legacy stations’ revenue increased by $64.1 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber, renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term) and contributions from distribution agreements with OVDs. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $56.4 million for the three months ended March 31, 2020, compared to $52.8 million for the same period in 2019, an increase of $3.6 million, or 6.8%. The increase is primarily due to the incremental revenue from the 2019 Tribune acquisition of $11.0 million, less a decrease in revenue from our station divestitures of $1.0 million, and an increase in revenue from our legacy stations of $4.9 million. Our digital businesses’ revenue decreased by $11.4 million due primarily to a decrease in our social media platform and our select demand-side platform, partially offset by growth in our agency services.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $53.5 million for the three months ended March 31, 2020, compared to $30.8 million for the same period in 2019, an increase of $22.7 million, or 73.8%. This was primarily attributable to an increase in payroll, bonuses and severance primarily associated with Tribune’s corporate expenses that wound down towards the end of the first quarter in 2020, an increase in stock-based compensation due to new equity incentives granted, and an increase in legal and professional fees primarily attributable to the ongoing litigation inherited from Tribune.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $606.7 million for the three months ended March 31, 2020, compared to $401.0 million for the same period in 2019, an increase of $205.7 million, or 51.3%. The increase was primarily due to expenses associated with our 2019 Tribune acquisition of $208.4 million (including network and programming costs of $131.3 million), partially offset by the decrease in expenses from our station divestitures and the deconsolidation of Marshall of $16.0 million and $4.9 million, respectively. In addition, our legacy stations’ programming costs increased by $30.9 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. These increases were partially offset by a $5.7 million decrease in the operating expenses of our digital products due to lower revenue.

Depreciation of property and equipment was $35.4 million for the three months ended March 31, 2020, compared to $27.4 million for the same period in 2019, an increase of $8.0 million, or 29.0%, primarily due to incremental depreciation related to the 2019 Tribune acquisition and increased depreciation from newly capitalized assets related to station repacking activities, partially offset by station divestitures.

Amortization of intangible assets was $70.6 million for the three months ended March 31, 2020, compared to $36.7 million for the same period in 2019, an increase of $33.8 million, or 92.1%. This was primarily due to increased amortization related to intangible assets from 2019 Tribune acquisition, partially offset by decreases in amortization from certain fully amortized assets and divested stations.

Amortization of broadcast rights was $37.2 million for the three months ended March 31, 2020, compared to $14.4 million for the same period in 2019, an increase of $22.8 million, or 159.1%. The increase is primarily due to incremental amortization resulting from acquired broadcast rights in the 2019 Tribune acquisition less decreases from station divestitures. This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. The Company’s stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended March 31, 2020 and 2019, we received a total of $12.8 million and $14.2 million, respectively, in reimbursements from the FCC which we recognized as operating income.

During the quarter ended March 31, 2020, we sold certain stations in two markets for $349.9 million, including working capital adjustments. We also sold our sports betting information website business for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale). These divestitures resulted in a net gain of $7.1 million.

Interest Expense, net

Interest expense, net was $101.3 million for the three months ended March 31, 2020, compared to $53.0 million for the same period in 2019, an increase of $48.3 million, or 91.3%. The increase is primarily due to interest incurred on term loans issued on September 19, 2019 and on 5.625% Senior Notes due 2027 issued July 3, 2019 which are both related to financing of Nexstar's acquisition of Tribune, partially offset primarily by decrease in interest expense in conjunction with Nexstar's redemption of 6.125% and 5.875% Senior Notes and decrease in interest expense on our legacy term loans due to combined effect of reduction in principal and London Inter-Bank Offered Rate (“LIBOR”).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $7.5 million for the three months ended March 31, 2020, compared to $1.7 million for the same period in 2019, an increase of $5.8 million, primarily due to the increase in prepayments on our term loans of $350.0 million in 2020 compared to the prior period. During the quarter ended March 31, 2020, we made prepayments of our term loans amounting to $430.0 million compared to prepayments of $80.0 million for the same period last year.

Income Taxes

Income tax expense was $64.3 million for the three months ended March 31, 2020 compared to $16.4 million for the same period in 2019. The effective tax rates were 29.0% and 22.4% for each of the respective periods. The increase in the effective tax rate between the two periods was primarily due to nondeductible goodwill written off as a result of divestitures and a decrease in the deduction for excess tax benefits. The Company recognized an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of divestitures, or a 3.7% increase to the effective tax rate. Additionally, the Company recognized an income tax expense of $1.4 million resulting from a decrease in the deduction for excess tax benefits related to stock-based compensation, or a 4.4% increase to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections, including changes due to the impact of the COVID-19 pandemic, could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by COVID-19. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency on March 13, 2020.

The COVID-19 pandemic has not had a material adverse impact on the Company’s operations and liquidity as of March 31, 2020. As of this date, the Company’s unrestricted cash on hand amounted to $434.1 million and the Company had a positive working capital of $598.2 million, both increased from the December 31, 2019 levels of $232.1 million and $404.2 million, respectively. As of March 31, 2020, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $139.7 million under its revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023. The Company will continue to evaluate its liquidity, its best use of operating cash flow and the market conditions to determine if further steps are necessary.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$415,118	$124,589
Net cash provided by (used in) investing activities	351,029	(13,753)
Net cash used in financing activities	(564,150)	(127,360)
Net increase in cash, cash equivalents and restricted cash	$201,997	$(16,524)
Cash paid for interest	$125,516	$58,839
Income taxes paid, net of refunds	$2,110	$1,883

	As of March 31,	As of December 31,
	2020	2019
Cash, cash equivalents and restricted cash	$450,675	$248,678
Long-term debt, including current portion	8,046,863	8,492,588
Unused revolving loan commitments under senior secured credit facilities (1)	139,662	139,662

(1)	Based on covenant calculations as of March 31, 2020, all of the $139.7 million unused revolving loan commitments under the Company’s senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $290.5 million during the three months ended March 31, 2020, compared to the same period in 2019. This was primarily due to increases in revenue (excluding trade) of $465.2 million and a distribution from our equity investments at TV Food Network of $170.4 million. These increases were partially offset by an increase in our corporate, direct operating and selling, general and administrative expense (excluding non-cash transactions) of $226.5 million, an increase in cash paid for interest of $66.7 million, an increase in payments for broadcast rights of $37.3 million, a use of cash resulting from timing of payments to our vendors of $16.5 million and a decrease in the source of cash from timing of accounts receivable collections of $11.5 million.

Cash Flows – Investing Activities

Net cash flows provided by investing activities were $351.0 million during the three months ended March 31, 2020, compared to net cash flows used in investing activities of $13.8 million in the same period in 2019. In 2020, we sold two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively. We also received $98.0 million of cash proceeds from settlement of litigation between Sinclair and Tribune, which we acquired in September 2019. These increases were reduced by the cash payment we made to acquire two television stations and certain non-license assets for a total cash consideration payment of $63.0 million. Our capital expenditures during the three months ended March 31, 2020 were $60.1 million, an increase of $31.6 million compared to the same period in 2019, primarily due to station repack activities which are reimbursable from the FCC.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $436.8 million during the three months ended March 31, 2020, compared to the same period in 2019.

In 2020, we made payments on the outstanding principal balance of our term loans of $457.3 million (including $430.0 million in prepayments), paid dividends to our common stockholders of $25.7 million ($0.56 per share during the quarter), repurchased common shares of $72.6 million, paid cash for taxes in exchange for shares of common stock withheld of $6.5 million resulting from net share settlements of certain stock-based compensation, and paid for capital lease and software obligations of $1.8 million.

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

Future Sources of Financing and Debt Service Requirements

As of March 31, 2020, the Company had total combined debt of $8.0 billion, net of financing costs and discounts, which represented 79.4% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Nexstar senior secured credit facility	$5,210,181	$36,399	$203,021	$2,079,125	$2,891,636
Mission senior secured credit facility	225,670	1,714	4,571	219,385	-
Shield senior secured credit facility	21,525	862	3,903	16,760	-
5.625% senior unsecured notes due 2024	900,000	-	-	900,000	-
5.625% senior unsecured notes due 2027	1,785,000	-	-	-	1,785,000
	$8,142,376	$38,975	$211,495	$3,215,270	$4,676,636

We make semiannual interest payments on our 5.625% Notes due 2024 on February 1 and August 1 of each year. We make semiannual interest payments on the 5.625% Notes due 2027 on January 15 and July 15 of each year. Interest payments on our, Mission’s and Shield’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

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

The Company had $139.7 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2020.  The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. As discussed above, the ultimate outcome of the COVID-19 pandemic is uncertain at this time and may significantly impact our future operating performance, liquidity and financial position. Any adverse impact of the COVID-19 pandemic may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

On March 30, 2020, Mission entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The transaction is subject to FCC and other customary approvals and is expected to close in 2020.

On April 26, 2018, our Board of Directors approved a $200 million increase in our share repurchase authorization to repurchase our Class A common stock. During the quarter ended March 31, 2020, we repurchased a total of 950,000 Class A common shares for $72.6 million. As of March 31, 2020, the remaining available amount under the share repurchase authorization was $84.2 million, net of repurchases made since the authorization was approved by Nexstar’s Board of Directors, including the repurchases in the first quarter of 2020.

On May 1, 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per share of our Class A common stock. The dividend is payable on May 29, 2020 to stockholders of record on May 15, 2020.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of March 31, 2020, we were in compliance with our financial covenant. We believe Nexstar, Mission, and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due 2024 and 5.625% Notes due 2027 for a period of at least the next 12 months from March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2020, we have outstanding standby letters of credit with various financial institutions amounting to $23.7 million, of which $20.3 million was assumed from the 2019 Tribune acquisition primarily in support of the worker’s compensation insurance program. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, broadcast rights, retransmission compensation, pension and postretirement benefits, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the effects of the COVID-19 pandemic on our estimates and assumptions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that as of March 31, 2020, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s exposure to market risk did not change materially since December 31, 2019.

The term loan borrowings at March 31, 2020 under the Company’s senior secured credit facilities bear interest rates ranging from 2.99% to 3.74%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2020 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $54.6 million, based on the outstanding balances of the Company’s senior secured credit facilities as of March 31, 2020. An increase of 50 basis points in LIBOR would result in a $27.3 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $54.2 million and $27.3 million, respectively. Since the onset of the COVID-19 pandemic, LIBOR has dropped significantly, and may be more volatile in the future, which could potentially impact our total interest expense. Our 5.625% Notes due 2024 and 5.625% Notes due 2027 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2020, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

Impact of Inflation

We believe that the Company’s results of operations are not affected by moderate changes in the inflation rate. However, the COVID-19 pandemic has created great uncertainty about the path of the economy and society in the years ahead. Recent supply and demand shocks and dramatic changes in fiscal policy may lead to higher levels of inflation in future periods.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2020, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Nexstar has not experienced any significant impact to its internal controls over financial reporting despite the fact that most of its employees are working remotely due to the COVID-19 pandemic. Nexstar is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company is involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the Company believes the resulting liabilities would not have a material adverse effect on its financial condition or results of operations. See Part I, Item 1, Note 15, “Commitments and Contingencies” for detailed discussion of ongoing litigation.

ITEM 1A.	Risk Factors

The following risk factor is provided to supplement the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to Our Operations

The recent COVID-19 pandemic and other future pandemic and epidemic outbreaks could negatively impact Nexstar’s businesses, financial condition, results of operations, strategies, plans and stock price.

The recent global outbreak of the Coronavirus Disease (“COVID-19”), which has been declared as a “pandemic” by the World Health Organization, and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. The outbreak and any preventative or protective actions that we or our customers and business partners currently take or may have to take in the future in respect of COVID-19 could potentially impact our operations, financial condition, results of operations, strategies, plans and stock price and the operations of our customers, affiliates, advertisers, production facilities, and vendors. For instance, in response to federal and state government mandates, health care advisories and employee and vendor concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which impacts their productivity. Other business partners have similarly had their operations altered or temporarily suspended, including those business partners that we use for our operations as well as development, production and post-production of content. Given the uncertainty relating to COVID-19, we may have to take additional actions in the future, which cannot be predicted. To the extent the resulting economic disruption is severe, we could also see reduction in advertising and retransmission activities, or some vendors and business partners may go out of business, resulting in either delay in content production and/or increased costs. Such delay or increased costs may cause us to temporarily have less new content available on our platforms in subsequent quarters, which could negatively impact consumer demand for and subscriber retention of our services and the number of paid advertisers. Temporary or permanent shutdowns in production could result in asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.

The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and impact of the pandemic; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the effect on our customers and customer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including content production, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, business partners and stockholders. It is not clear what potential effects of any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

In addition to the potential direct impacts to our business, the global economy is likely to be significantly weakened as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our services or vendors’ ability to provide services to us, especially those related to or that affecting our retransmission of content services and advertising, we could see our business and results of operation negatively impacted.

The potential effects of COVID-19 cannot be predicted in terms of duration, scope or impact and could intensify or otherwise affect many of our other risk factors that are contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in subsequent filings with the Securities and Exchange Commission. The potential effects of any future pandemic and epidemic outbreaks cannot be predicated and may negatively impact Nexstar’s businesses, financial condition, results of operations, strategies, plans and stock price.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the quarter ended March 31, 2020:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
March 4-5, 2020	130,000	$107.43	130,000	142,803,460
March 6-20, 2020	820,000	$71.47	820,000	84,201,742
	950,000	$76.39	950,000

As of March 31, 2020, we had a remaining balance of $84.2 million available under the April 2018 program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
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

10.87	Amendment, dated as of November 15, 2019, to November 29, 2011 Stock Option Agreement by and between Mission Broadcasting, Inc., Dennis Thatcher, Nancie J. Smith, and Nexstar Broadcasting, Inc.*
10.88	Nexstar Media Group, Inc.’s Restricted Stock Unit Agreement Form.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

Dated: May 8, 2020