Form 10-Q
period 2020-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2020-08-06
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 5, 2020, the registrant had 45,288,390 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$664,624	$232,070
Restricted cash and cash equivalents	16,610	16,608
Accounts receivable, net of allowance for doubtful accounts of $27,048 and $17,205, respectively	762,930	883,921
Spectrum asset	-	67,171
Prepaid expenses and other current assets	98,620	151,997
Total current assets	1,542,784	1,351,767
Property and equipment, net	1,581,348	1,290,428
Goodwill	2,880,675	2,996,875
FCC licenses	2,833,074	2,921,465
Network affiliation agreements, net	2,284,083	2,532,266
Other intangible assets, net	683,816	727,354
Assets held for sale	4,524	240,524
Investments	1,307,604	1,477,353
Other noncurrent assets, net	422,148	451,705
Total assets(1)	$13,540,056	$13,989,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$60,491	$109,310
Accounts payable	176,392	157,366
Accrued expenses	440,099	541,803
Income tax payable	83,011	873
Liability to surrender spectrum asset	-	77,962
Other current liabilities	62,336	60,243
Total current liabilities	822,329	947,557
Debt	7,977,577	8,383,278
Deferred tax liabilities	1,698,042	1,710,664
Other noncurrent liabilities	840,331	894,745
Total liabilities(1)	11,338,279	11,936,244
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2020 and December 31, 2019	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 45,286,640 shares outstanding as of June 30, 2020 and 47,291,463 shares issued, 45,749,788 shares outstanding as of December 31, 2019	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of June 30, 2020 and December 31, 2019	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	1,340,526	1,353,729
Accumulated other comprehensive income	19,850	19,850
Retained earnings	984,316	778,833
Treasury stock - at cost; 2,004,823 and 1,541,675 shares as of June 30, 2020 and December 31, 2019, respectively	(164,847)	(121,388)
Total Nexstar Media Group, Inc. stockholders’ equity	2,180,318	2,031,497
Noncontrolling interests	21,459	21,996
Total stockholders’ equity	2,201,777	2,053,493
Total liabilities and stockholders’ equity	$13,540,056	$13,989,737

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of June 30, 2020 and December 31, 2019 include certain assets held by consolidated VIEs of $329.3 million and $332.6 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of June 30, 2020 and December 31, 2019 include certain liabilities of consolidated VIEs of $56.9 million and $61.7 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$914,633	$649,012	$2,006,455	$1,275,659
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	416,639	296,044	861,698	588,907
Selling, general and administrative expenses, excluding depreciation and amortization	193,243	144,058	411,627	286,418
Amortization of broadcast rights	35,740	13,935	72,948	28,297
Amortization of intangible assets	69,512	36,357	140,095	73,095
Depreciation	35,770	28,090	71,176	55,527
Reimbursement from the FCC related to station repack	(25,716)	(19,416)	(38,474)	(33,603)
Loss (gain) on disposal of stations and entities, net	50	-	(7,025)	-
Change in the estimated fair value of contingent consideration attributable to a merger	3,933	-	3,933	-
Gain on relinquishment of spectrum	(10,791)	-	(10,791)	-
Total operating expenses	718,380	499,068	1,505,187	998,641
Income from operations	196,253	149,944	501,268	277,018
Income (loss) on equity investments, net	11,332	(665)	25,490	(1,156)
Interest expense, net	(82,251)	(51,363)	(183,535)	(104,320)
Loss on extinguishment of debt	-	(2,026)	(7,477)	(3,724)
Pension and other postretirement plans credit, net	10,762	1,400	21,524	2,800
Other (expenses) income, net	(549)	91	315	91
Income before income taxes	135,547	97,381	357,585	170,709
Income tax expense	(37,406)	(26,646)	(101,750)	(43,087)
Net income	98,141	70,735	255,835	127,622
Net loss (income) attributable to noncontrolling interests	1,454	(2,733)	675	(4,728)
Net income attributable to Nexstar Media Group, Inc.	$99,595	$68,002	$256,510	$122,894

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$2.20	$1.48	$5.64	$2.68
Diluted	$2.13	$1.42	$5.43	$2.57

Weighted average number of common shares outstanding:
Basic	45,267	46,090	45,483	45,938
Diluted	46,849	47,971	47,231	47,878

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2020 and 2019

(in thousands, except share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of March 31, 2020	47,291,463	$473	$1,333,717	$910,063	$19,850	(2,096,058)	$(170,957)	$22,913	$2,116,059
Stock-based compensation expense	-	-	12,749	-	-	-	-	-	12,749
Vesting of restricted stock units and exercise of stock options	-	-	(5,940)	-	-	91,235	6,110	-	170
Dividends declared on common stock ($0.56 per share)	-	-	-	(25,342)	-	-	-	-	(25,342)
Net income (loss)	-	-	-	99,595	-	-	-	(1,454)	98,141
Balances as of June 30, 2020	47,291,463	$473	$1,340,526	$984,316	$19,850	(2,004,823)	$(164,847)	$21,459	$2,201,777

Balances as of March 31, 2019	47,291,463	$473	$1,332,612	$654,682	$(14,316)	(1,275,092)	$(86,146)	$11,705	$1,899,010
Stock-based compensation expense	-	-	9,691	-	-	-	-	-	9,691
Vesting of restricted stock units and exercise of stock options	-	-	(5,246)	-	-	86,739	4,765	-	(481)
Dividends declared on common stock ($0.45 per share)	-	-	-	(20,738)	-	-	-	-	(20,738)
Net income	-	-	-	68,002	-	-	-	2,733	70,735
Balances as of June 30, 2019	47,291,463	$473	$1,337,057	$701,946	$(14,316)	(1,188,353)	$(81,381)	$14,438	$1,958,217

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020 and 2019

(in thousands, except share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of December 31, 2019	47,291,463	$473	$1,353,729	$778,833	$19,850	(1,541,675)	$(121,388)	$21,996	$2,053,493
Purchase of treasury stock	-	-	-	-	-	(950,000)	(72,587)	-	(72,587)
Stock-based compensation expense	-	-	23,434	-	-	-	-	-	23,434
Vesting of restricted stock units and exercise of stock options	-	-	(35,256)	-	-	486,852	29,128	-	(6,128)
Dividends declared on common stock ($1.12 per share)	-	-	-	(51,018)	-	-	-	-	(51,018)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	138	138
Disposal of an entity	-	-	(1,381)	(9)	-	-	-	-	(1,390)
Net income (loss)	-	-	-	256,510	-	-	-	(675)	255,835
Balances as of June 30, 2020	47,291,463	$473	$1,340,526	$984,316	$19,850	(2,004,823)	$(164,847)	$21,459	$2,201,777

Balances as of December 31, 2018	47,291,463	$473	$1,351,931	$620,371	$(14,316)	(1,665,217)	$(105,685)	$16,210	$1,868,984
Stock-based compensation expense	-	-	17,760	-	-	-	-	-	17,760
Vesting of restricted stock units and exercise of stock options	-	-	(32,634)	-	-	476,864	24,304	-	(8,330)
Dividends declared on common stock ($0.90 per share)	-	-	-	(41,319)	-	-	-	-	(41,319)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Net income (loss)	-	-	-	122,894	-	-	-	4,728	127,622
Balances as of June 30, 2019	47,291,463	$473	$1,337,057	$701,946	$(14,316)	(1,188,353)	$(81,381)	$14,438	$1,958,217

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$255,835	$127,622
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	140,095	73,095
Amortization of broadcast rights	72,948	28,297
Depreciation of property and equipment	71,176	55,527
Stock-based compensation expense	23,434	17,760
Provision for bad debt	10,372	4,185
Amortization of debt financing costs, debt discounts and premium	8,965	3,867
Loss on extinguishment of debt	7,477	3,724
Gain on asset disposal, net	(808)	(156)
Deferred income taxes	(11,580)	6,063
Gain on relinquishment of spectrum	(10,791)	-
Gain on disposal of stations and entities, net	(7,025)	-
Change in the estimated fair value of contingent consideration attributable to a merger	3,933	-
Spectrum repack reimbursements	(38,474)	(33,603)
Payments for broadcast rights	(100,894)	(28,300)
(Income) loss on equity investments, net	(25,490)	1,156
Distribution from equity investments - return on capital	197,092	-
Other operating activities, net	(2,247)	(876)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	109,976	330
Prepaid expenses and other current assets	5,161	(345)
Other noncurrent assets	12,134	(2,806)
Accounts payable	13,263	2,227
Accrued expenses and other current liabilities	(92,197)	(5,306)
Income tax payable	104,612	(15,395)
Other noncurrent liabilities	(29,669)	(666)
Net cash provided by operating activities	717,298	236,400
Cash flows from investing activities:
Purchases of property and equipment	(115,656)	(71,468)
Payments for acquisitions, net of cash acquired	(63,213)	-
Proceeds from sale of stations and entities	362,803	-
Proceeds from resolution of acquired contingency	98,000	-
Spectrum repack reimbursements from the FCC	38,474	33,603
Proceeds from disposals of property and equipment	958	849
Proceeds received from corporate-owned life insurance policies	486	160
Net cash provided by (used in) investing activities	321,852	(36,856)
Cash flows from financing activities:
Repayments of long-term debt	(470,319)	(203,608)
Payments for debt financing costs	(379)	(78)
Purchase of treasury stock	(72,587)	-
Common stock dividends paid	(51,018)	(41,319)
Payments for finance lease and capitalized software obligations	(6,301)	(5,007)
Cash paid for shares withheld for taxes	(6,784)	(9,813)
Proceeds from exercise of stock options	656	1,483
Contribution from a noncontrolling interest	138	-
Purchase of noncontrolling interests	-	(6,393)
Net cash used in financing activities	(606,594)	(264,735)
Net increase (decrease) in cash, cash equivalents and restricted cash	432,556	(65,191)
Cash, cash equivalents and restricted cash at beginning of period	248,678	145,115
Cash, cash equivalents and restricted cash at end of period	$681,234	$79,924
Supplemental information:
Interest paid	$171,348	$98,103
Income taxes paid, net of refunds	$7,686	$52,419
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$26,296	$23,087
Noncash purchases of property and equipment	$15,885	$-
Right-of-use assets obtained in exchange for operating lease obligations(1)	$21,852	$114,203

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)	Amounts for the six months ended June 30, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

Nexstar Media Group, Inc., together with its wholly owned subsidiaries (“Nexstar”), a Delaware corporation, is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services. As of June 30, 2020, Nexstar owned, operated, programmed or provided sales and other services to 196 full power television stations, including those owned by consolidated variable interest entities (“VIEs”), and one AM radio station in 114 markets in 38 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of June 30, 2020, the stations reached approximately 39% of all U.S. television households (applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, Nexstar provided sales, programming, and other services to 36 full power television stations owned by independent third parties. Nexstar also owns WGN America, a national general entertainment cable network, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”) and a portfolio of real estate assets.

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

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$9,963	$9,837
Property and equipment, net	19,554	19,586
Goodwill	102,447	102,447
FCC licenses	138,482	138,482
Network affiliation agreements, net	52,971	55,378
Other intangible assets, net	-	22
Other noncurrent assets, net	5,922	6,818
Total assets	$329,339	$332,570

Current liabilities	$16,945	$19,653
Noncurrent liabilities	39,930	42,012
Total liabilities	$56,875	$61,665

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by Coronavirus Disease 2019 (“COVID-19”). In December 2019, COVID-19 was reported and has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency with respect to COVID-19. COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for the Company’s advertising, retransmission, and digital services, impact the productivity of its workforce, reduce its access to capital, and harm its business and results of operations.

The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. This was followed by a significant improvement in the Company’s financial results in the remaining part of the second quarter in 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses. As of June 30, 2020, the Company remained profitable. Its current year results were also higher than prior year results primarily due to contribution from the acquisition of Tribune Media Company (“Tribune”) in September 2019. Overall, the disruptions from COVID-19 did not have a material impact on the Company’s liquidity. As of June 30, 2020, the Company’s unrestricted cash on hand amounted to $664.6 million and the Company had a positive working capital of $720.5 million, both increased from the December 31, 2019 levels of $232.1 million and $404.2 million, respectively. As of June 30, 2020, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $139.7 million and $3.0 million under the respective Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of June 30, 2020, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2020 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$8,556	$12,944
Accounts receivable, net	18,204	17,995
Prepaid expenses and other current assets	1,632	1,921
Total current assets	28,392	32,860
Property and equipment, net	42,212	42,308
Goodwill	135,634	135,634
FCC licenses	138,482	138,482
Network affiliation agreements, net	63,574	66,679
Other intangible assets, net	430	513
Other noncurrent assets, net	60,182	12,749
Total assets	$468,906	$429,225

Current liabilities:
Current portion of debt	$3,663	$3,433
Interest payable	486	834
Other current liabilities	16,945	19,653
Total current liabilities	21,094	23,920
Debt	239,645	241,190
Deferred tax liabilities	22,531	22,505
Other noncurrent liabilities	17,399	19,507
Total liabilities	$300,669	$307,122

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

On December 1, 2014, Nexstar met the accounting criteria for a controlling financial interest in Marshall Broadcasting Group, Inc. (“Marshall”) as a result of (i) local service agreements Nexstar had with the Marshall stations (JSAs and SSAs) as of that date, (ii) Nexstar’s guarantee as of that date of the obligations incurred under Marshall’s senior secured credit facility, and (iii) Nexstar having power as of that date over activities affecting Marshall’s significant economic performance, including management advice and consultation on broadcast matters, the ability to sell certain advertising on the Marshall stations, and the production of the Marshall stations’ news and other programming.  Thus, Nexstar consolidated Marshall and its stations beginning on December 1, 2014. In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain executory contracts between Nexstar and Marshall, including the JSAs. As a result of Marshall’s filing for bankruptcy protection and the cancellation of the JSAs, Nexstar evaluated its remaining business arrangements with Marshall and determined that it still has a variable interest in the entity. The services under the SSAs are still active and Mission, a VIE that is consolidated by Nexstar, is a lender of Marshall. However, Nexstar also determined that it no longer had the power to direct the most significant economic activities of the entity and thus no longer meets the accounting criteria for a controlling financial interest in Marshall due to the bankruptcy court taking control of Marshall’s significant financial affairs.  Therefore, in accordance with the applicable accounting standards, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019. Accordingly, the operating results and cash flows of Marshall for the three and six months ended June 30, 2020 were excluded and the operating results and cash flows of Marshall for the three and six months ended June 30, 2019 were included in the accompanying Condensed Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The assets and liabilities of Marshall as of June 30, 2020 and December 31, 2019 were excluded in the accompanying Condensed Consolidated Balance Sheets.

On March 30, 2020, Mission entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The proposed acquisition was approved by the Bankruptcy Court for the Southern District of Texas but is also subject to FCC and other customary approvals and is expected to close in 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic	45,267	46,090	45,483	45,938
Dilutive effect of equity incentive plan instruments	1,582	1,881	1,748	1,940
Weighted average shares outstanding - diluted	46,849	47,971	47,231	47,878

During the three months ended June 30, 2020, there were 387,000 stock options and restricted stock units that were anti-dilutive, and none during the three months ended June 30, 2019.

For the six months ended June 30, 2020 and 2019, stock options and restricted stock units to acquire a weighted average of 193,000 shares and 15,000 shares of Class A common stock, respectively, were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In April 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. The Company adopted this guidance concurrent with our adoption of ASU 2016-13 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures and no cumulative-effect adjustment was required.

In March 2019, the FASB issued ASU 2019-02, “Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350).” The standard requires production costs of episodic television series to be capitalized as incurred, which aligns the guidance with the accounting for production costs of films. The guidance also provides that capitalized costs associated with films and license agreements will be tested for impairment based on the lower of unamortized cost or fair value, as opposed to the existing guidance where the impairment test is based on estimated net realizable value, and also includes additional disclosure requirements. The standard should be applied prospectively. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.” The standard provides guidance for determining whether a decision-making fee is a variable interest and requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20),” which removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The standards are effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The updated standard should be applied on a retrospective basis. The Company early adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires measurement and recognition of expected credit losses for financial assets held. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosure and no cumulative-effect adjustment was required.

During the three and six months ended June 30, 2020, in connection with the Company’s estimate of allowance for doubtful accounts, due to the expected loss from future payments as a result of economic uncertainty arising from the negative effects which the COVID-19 pandemic has had on the United States economy and financial markets, the Company recorded bad debt expense of $8.6 million and $10.4 million, respectively, and increased the allowance for doubtful accounts to $27.0 million in its Condensed Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

On May 21, 2020, the SEC issued Final Rule Release No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses to improve the financial information provided to investors, facilitate more timely access to capital, and reduce the complexity and costs to prepare disclosure. The SEC Rule 33-10786 amends, among other things, (i) the tests used to determine significance and expand the use of proforma financial information; (ii) revise the proforma information requirements; (iii) reduce maximum number of years for which financial statements under Regulation S-X are required to two years; (iv) permit abbreviated financial statements for certain acquisitions; (v) modify the disclosure requirements relating to the aggregate effect of acquisitions for which financial statements are not required; and, (vi) conform the significance threshold and tests on both disposed and acquired business. The amendments are effective January 1, 2021, but early compliance is permitted. The Company does not expect the standard to have a material impact on its Condensed Consolidated Financial Statements upon its adoption effective January 1, 2021.

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently assessing the potential impacts the adoption of ASU 2020-04 may have on its Condensed Consolidated Financial Statements upon its adoption.

In January 2020, FASB issued ASU 2020-01, “Investments—Equity securities (Topic 321)” (“ASU 2020-01”), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in ASU 2020-01 are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the standard to have a material impact on its Condensed Consolidated Financial Statements upon its adoption effective January 1, 2021.

In December 2019, the FASB issued ASU 2019-12, “Income taxes (Topic 740)—Simplifying the accounting for income taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its Condensed Consolidated Financial Statements upon its adoption effective January 1, 2021.

Note 3:  Acquisitions and Dispositions

2020 Acquisitions

On January 27, 2020, Nexstar and Sinclair Broadcast Group, Inc. (“Sinclair”) resolved the outstanding lawsuit between Tribune and Sinclair. Tribune was acquired by Nexstar on September 19, 2019 (the “Merger”). As part of the resolution, Nexstar acquired from Sinclair certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $17.9 million in cash (see Note 15, “Commitment and Contingencies,” “Termination of Tribune and Sinclair Merger Agreement” for additional information with respect to this litigation resolution).

On March 2, 2020, Nexstar completed the acquisition of Fox affiliate television station WJZY and MyNetworkTV affiliate television station WMYT in the Charlotte, NC market from Fox Television Stations, LLC (“Fox”), a Delaware limited liability company, for $45.3 million in cash. This acquisition allowed Nexstar’s entrance into this market. Simultaneous with this acquisition, Nexstar sold certain of its television stations to Fox as described in more detail in “2020 Dispositions” below.

Subject to final determination, which is expected to occur within twelve months of the acquisition dates, the provisional fair values of the assets acquired and liabilities assumed associated with the KGBT, WJZY, and WMYT acquisitions are as follows (in thousands):

Assets acquired
Prepaid expenses and other current assets	$261
Broadcast rights	3,693
Property and equipment	18,806
FCC licenses	15,917
Network affiliation agreements	18,479
Goodwill	4,340
Other intangible assets	5,458
Other noncurrent assets	95
Total assets acquired	67,049
Less: Broadcast rights payable	(3,691)
Accrued expenses and other current liabilities	(145)
Net assets acquired	$63,213

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 10 years.

The stations’ combined net revenue of $23.1 million and operating income of $7.9 million from the respective stations’ acquisition dates to June 30, 2020 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs relating to these acquisitions were not significant during the six months ended June 30, 2020.

2020 Dispositions

On January 14, 2020, the Company sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale). Nexstar recognized a $2.4 million gain on disposal of this business.

On March 2, 2020, Nexstar completed the sale of Fox affiliate television station KCPQ and MyNetworkTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. Nexstar recognized a $4.7 million net gain on disposal of these stations. The proceeds from the sale of the stations were partially used to prepay the Company’s term loans (see Note 9).

The net gain that resulted from the divestitures of stations and other business was recorded in the (Gain) loss on disposal of stations and entities, net in the accompanying Condensed Consolidated Statements of Operations.

Pro forma information for the above acquisitions and dispositions has not been provided as the Company believes that the impact of the historical financials for financial reporting purposes, both individually and in aggregate, to the Company’s revenue, operating income, net income, and earnings per share is not material.

2019 Merger with Tribune

On September 19, 2019, Nexstar completed its acquisition of Tribune pursuant to a merger agreement. In 2020, Nexstar recorded a measurement period adjustment in connection with this acquisition. The measurement period is attributable to a cash consideration that Nexstar received to settle an existing lawsuit before Nexstar acquired Tribune. See Note 4 for additional information.

Future Acquisitions

On January 27, 2020, Sinclair agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY market (see Note 15, “Commitment and Contingencies”). On July 15, 2020, Nexstar entered into a definitive agreement with Sinclair to acquire this station for $18.0 million in cash, subject to working capital adjustments. See Note 17 for additional information.

On March 30, 2020, Mission, a VIE consolidated by Nexstar, entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The proposed acquisition was approved by the Bankruptcy Court for the Southern District of Texas but is also subject to FCC and other customary approvals and is expected to close in 2020.

On July 8, 2020, Nexstar assigned to Mission its option to purchase the CW affiliate WPIX in the New York, NY market from The E.W. Scripps Company (“Scripps”). On the same date, Mission notified Scripps of its exercise of the option to purchase the station for a purchase price of $75.0 million, subject to customary adjustments, plus accrued interest in accordance with the option agreement. See Note 17 for additional information.

Note 4:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2020			December 31, 2019
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,065,097	$(781,014)	$2,284,083	$3,223,906	$(691,640)	$2,532,266
Other definite-lived intangible assets	1-20	962,101	(278,285)	683,816	961,350	(233,996)	727,354
Other intangible assets		$4,027,198	$(1,059,299)	$2,967,899	$4,185,256	$(925,636)	$3,259,620

The following table presents the Company’s estimate of amortization expense for the remainder of 2020, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2020 (in thousands):

Remainder of 2020	$136,883
2021	267,259
2022	264,914
2023	262,194
2024	260,714
Thereafter	1,775,935
$2,967,899

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2019	$3,129,169	$(132,294)	$2,996,875	$2,968,875	$(47,410)	$2,921,465
Current year acquisitions (See Note 3)	4,340	-	4,340	15,917	-	15,917
Current year divestitures (See Note 3)	(48,429)	-	(48,429)	(104,308)	-	(104,308)
Measurement period adjustments related to Nexstar and Tribune merger	(72,111)	-	(72,111)	-	-	-
Balances as of June 30, 2020	$3,012,969	$(132,294)	$2,880,675	$2,880,484	$(47,410)	$2,833,074

During the three and six months ended 2020, Nexstar recorded a measurement period adjustment related to its acquisition of Tribune in September 2019. The measurement period adjustment is primarily attributable to a $98.0 million cash consideration received by Nexstar (asset acquired) to settle an existing lawsuit between Tribune and Sinclair on January 27, 2020. The settlement resulted in a recognition of an income tax payable of $25.0 million and a decrease in goodwill of $73.0 million. See Note 15:  Commitments and Contingencies—Termination of Tribune and Sinclair Merger Agreement for additional information.

The measurement period adjustments recognized during the three and six months ended June 30, 2020 had no impact on the Company’s Condensed Consolidated Statements of Operations in the prior year and had no significant impact in the current year.

During the first and second quarters of 2020, the Company evaluated the changes in facts and circumstances and general market declines resulting from the COVID-19 pandemic, including their impact on its current operating results and whether an impairment triggering event has occurred on its indefinite-lived intangible assets, long-lived assets (including finite-lived intangible assets) and reporting units with goodwill. Based on the results of the evaluation, the Company concluded that, as of June 30, 2020, there were no impairment triggering events that occurred on these assets, mainly because as of this date, the Company’s market capitalization exceeded the carrying amount of its equity by a substantial amount. Despite the adverse effects of COVID-19 in the Company’s financial results, mostly in the first part of second quarter of 2020, there were significant improvements in the Company’s financial results in the remaining part of the quarter as certain areas throughout the United States permitted the re-opening of non-essential businesses. In the second quarter of 2020 and on a year to date basis, the Company remained profitable. There were also no material changes in its customers mix, including advertisers, multichannel video programming distributors and online video distributors. Due to the continued impact of the COVID-19 pandemic subsequent to June 30, 2020, the Company will continue to evaluate its indefinite-lived intangible assets, long-lived assets and goodwill if an impairment triggering event will occur in the future periods. Any further adverse impact of COVID-19 or the general market conditions to the Company’s operating results could reasonably be expected to negatively impact the fair value of the Company’s indefinite-lived intangible assets and its reporting units as well as the recoverability of its long-lived assets and may result in future impairment charges which could be material.

Note 5:  Assets Held for Sale

Assets held for sale in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Real estate	$4,524	$240,524

In January 2020, management deferred its planned disposition of certain non-depreciable real estate property located in Chicago with a carrying amount of $236.0 million. In December 2019, the asset was previously classified as held for sale. The decision to defer the sale effort was driven by current uncertainties in the local government’s policies around property taxes which could impact a potential buyer’s perception of the property’s fair market value. Because the property is land with no limited useful life, management believes that, as of June 30, 2020, the fair value exceeded its carrying value and there was no impairment. As a result of this development, the property no longer meets the criteria of classifying as held for sale as it is not probable to sell the property within one year. Thus, the Company reclassified this asset from held for sale to property, plant and equipment (held and used) in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020. The reclassification of the land property did not impact the Company’s results of operations during the three and six months ended June 30, 2020.

Note 6:  Investments

Investments consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Equity method investments	$1,302,329	$1,471,866
Other equity investments	5,275	5,487
Total investments	$1,307,604	$1,477,353

Equity Method Investments

The Company’s equity method investments primarily included Nexstar’s investment in TV Food Network in which Nexstar has an ownership stake of 31.3%. Nexstar’s partner in TV Food Network is Discovery, Inc., which owns 68.7% interest in TV Food Network and operates the network on behalf of the partnership. As of June 30, 2020, Nexstar’s investment in TV Food Network had a book value of $1.282 billion. The Company received cash distributions from TV Food Network totaling $26.7 million and $197.1 million during the three and six months ended June 30, 2020, respectively.

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

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805 “Business Combinations.” Additionally, the Company measured its estimated share of the basis difference attributable to investees’ goodwill. As a result of acquired investment in TV Food Network on September 19, 2019 through the Merger, Nexstar estimated a total of $853.2 million for its share of the basis difference attributable to investees’ amortizable intangible assets. Nexstar also estimated a basis difference of $500.4 million attributable to investees’ goodwill.

The Company amortizes its share of the basis differences attributable to tangible assets and intangible long-lived assets of investees, including TV Food Network, and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in the unaudited Condensed Consolidated Statements of Operations. As of June 30, 2020, the Company’s remaining share of basis difference related to equity method investments, including TV Food Network, totaled $739.7 million and has a weighted average remaining useful life of approximately 6.4 years.

Income (loss) on equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income (loss) on equity investments, net, before amortization of basis difference	$48,272	$(552)	$99,369	$(940)
Amortization of basis difference	(36,940)	(113)	(73,879)	(216)
Income (loss) on equity investments, net	$11,332	$(665)	$25,490	$(1,156)

Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Net revenue	$307,192	$627,539
Costs and expenses	152,969	311,604
Income from operations	154,223	315,935
Net income	155,986	321,414
Net income attributable to Nexstar Media Group, Inc.	48,814	100,583

During the second quarter of 2020, the Company evaluated its equity method investments for other-than-temporary impairment (“OTTI”) due to the events and circumstances surrounding the COVID-19 pandemic. Based on the results of the review, the Company determined that an OTTI had not occurred as of June 30, 2020. The Company may experience future declines in the fair value of its equity method investments, and it may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and financial statement disclosures of the investees as well as the general market conditions. The Company will continue to evaluate its equity method investments in future periods to determine if an OTTI has occurred.

Other Equity Investments

Other equity investments are investments without readily determinable fair values. All of the Company’s other equity investments are ownership interests in private companies. These assets were recorded at cost, subject to periodic evaluation of the carrying values.

Note 7:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Broadcast rights payable	$110,680	$120,165
Compensation and related taxes	78,594	88,372
Interest payable	77,379	88,600
Network affiliation fees	55,294	62,901
Other	118,152	181,765
	$440,099	$541,803

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

The following tables provide the components of net periodic benefit cost (credit) for the Company’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020
Service cost	$-	$-	$5	$-	$248	$-
Interest cost	2,925	3,875	138	200	13,374	33
Expected return on plan assets	(4,925)	(5,475)	-	-	(22,341)	-
Amortization of prior service costs	-	-	(13)	-	-	-
Amortization of net loss	-	-	43	-	-	-
Net periodic benefit cost (credit)	$(2,000)	$(1,600)	$173	$200	$(8,719)	$33

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits	OPEB
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020
Service cost	$-	$-	$10	$-	$496	$-
Interest cost	5,850	7,750	276	400	26,748	66
Expected return on plan assets	(9,850)	(10,950)	-	-	(44,682)	-
Amortization of prior service costs	-	-	(26)	-	-	-
Amortization of net loss	-	-	86	-	-	-
Net periodic benefit cost (credit)	$(4,000)	$(3,200)	$346	$400	$(17,438)	$66

For 2020, the Company’s cash contribution requirements for its qualified pension plans and other postretirement benefit plans are forecasted to be $55.3 million and $3.0 million, respectively. During the six months ended June 30, 2020 and 2019, the Company contributed $5.7 million and $0 million, respectively, to its qualified pension plans. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes a provision that allows employers to defer payment of contributions to U.S. defined benefit pension plans due in 2020 until January 1, 2021. The Company is currently evaluating whether it will defer a portion or all of the remaining cash contribution requirements of $49.6 million to its qualified pension plans and $3.0 million to its other postretirement benefit plans pursuant to this provision of the CARES Act.

The primary investment objective of the pension benefit plans is to build and ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. To meet this objective, the pension benefit plans seek to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. The current investment policy includes a strategy intended to maintain an adequate level of diversification, subject to normal portfolio risks. As a result of the general market downturn in the first half of 2020 resulting from the COVID-19 pandemic, as of June 30, 2020, the fair value of the pension plans’ assets has declined. While the Company continues to monitor the performance of the pension plans’ assets, the declines as of June 30, 2020 have not materially impacted the Company’s financial position or liquidity. To the extent that there is further material deterioration in plan assets, the Company’s pension benefit plans may require additional contributions and/or may negatively impact future pension credit or expense of the Company.

Note 9:  Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term loans	$5,444,386	$5,914,703
5.625% Notes due 2024	900,000	900,000
5.625% Notes due 2027	1,785,000	1,785,000
Total outstanding principal	8,129,386	8,599,703
Less: unamortized financing costs and discount - Term Loans	(88,695)	(104,281)
Less: unamortized financing costs and discount - 5.625% Notes due 2024	(8,995)	(9,955)
Add: unamortized premium, net of financing costs - 5.625% Notes due 2027	6,372	7,121
Total outstanding debt	8,038,068	8,492,588
Less: current portion	(60,491)	(109,310)
Long-term debt, net of current portion	$7,977,577	$8,383,278

2020 Transactions

During the six months ended June 30, 2020, Nexstar prepaid a total of $230.0 million in principal balance under its term loans, funded by cash on hand. On March 9, 2020, Nexstar also made an additional principal prepayment of $200.0 million on its term loans pursuant to the mandatory prepayment requirement of the amended credit agreement of Nexstar Broadcasting, Inc. The mandatory prepayment resulted from the disposition of certain television station assets in the Seattle, WA and Milwaukee, WI markets to Fox (see Note 3, Acquisitions and Dispositions). The total prepayments of term loans resulted in loss on extinguishment of debt of $7.5 million for the six months ended June 30, 2020, representing write-offs of unamortized debt financing costs and discounts.

During the six months ended June 30, 2020, the Company also repaid scheduled maturities of $40.3 million of its term loans, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $139.7 million and $3.0 million of total unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2020. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2020, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, are both guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 5.625% senior unsecured notes due 2024 (“5.625% Notes due 2024”) and Nexstar’s 5.625% unsecured notes due 2027 (“5.625% Notes due 2027”). Nexstar Digital does not guarantee any of the notes. Shield is not a guarantor of any debt within the group.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2020, the Company was in compliance with its financial covenants.

Note 10:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 94 years, some of which may include options to extend the leases from two to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of June 30, 2020 were not material and are excluded.

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Balance Sheet Classification	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$227,010	$235,285
Current lease liabilities	Other current liabilities	$34,845	$35,043
Noncurrent lease liabilities	Other noncurrent liabilities	$177,984	$185,722

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $2,983 as of June 30, 2020 and $2,526 as of December 31, 2019	Property, plant and equipment, net	$8,007	$8,138
Current lease liabilities	Other current liabilities	$972	$900
Noncurrent lease liabilities	Other noncurrent liabilities	$14,670	$15,177

Weighted Average Remaining Lease Term
Operating leases		7.0 years	7.4 years
Finance leases		11.1 years	11.6 years
Weighted Average Discount Rate
Operating leases		5.2%	5.3%
Finance leases		5.7%	5.7%

Operating lease expense for the three months ended June 30, 2020 was $11.6 million, of which $6.0 million and $5.6 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended June 30, 2019 was $5.3 million, of which $3.1 million and $2.2 million are included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the six month ended June 30, 2020 was $23.6 million, of which $12.1 million and $11.5 million were included in the Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the six months ended June 30, 2019 was $10.8 million, of which $6.2 million and $4.7 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

The depreciation expense and interest expense associated with finance leases during the three and six months ended June 30, 2020 and 2019 were not material.

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,537	$11,232
Operating cash flows from finance leases	454	478
Financing cash flows from finance leases	434	404

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$22,778	$907
2021	42,151	1,843
2022	39,278	1,803
2023	36,052	1,818
2024	33,386	1,833
Thereafter	83,430	13,364
Total future minimum lease payments	257,075	21,568
Less: imputed interest	(44,246)	(5,926)
Total	$212,829	$15,642

The Company as a Lessor

The Company has various arrangements for which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As part of the adoption, the Company elected the practical expedient to combine lease and non-lease components in its lessor arrangements.

Note 11:  Fair Value Measurements

The Company measures and records in its condensed consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, broadcast rights, accounts payable, and accrued expenses approximate fair value due to their short term to maturity. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$5,355,691	$5,151,202	$5,810,422	$5,915,451
5.625% Senior unsecured notes due 2024(2)	891,005	900,000	890,045	938,250
5.625% Senior unsecured notes due 2027(2)	1,791,372	1,767,150	1,792,121	1,883,175

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

During the three and six months ended 2020, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 4 and 6 for additional information.

Note 12:  Common Stock

On April 26, 2018, Nexstar’s Board of Directors approved $200 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. During the six months ended June 30, 2020, Nexstar repurchased a total of 950,000 shares of Class A common stock for $72.6 million, funded by cash on hand. As of June 30, 2020, the remaining available amount under the share repurchase authorization was $84.2 million, net of all repurchases made.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Note 13:  Income Taxes

Income tax expense was $37.4 million for the three months ended June 30, 2020 compared to $26.6 million for the same period in 2019. The effective tax rates were consistent at 27.6% and 27.4% for each of the respective periods. The increase in the effective tax rate between the two periods was primarily due to changes in state income taxes and other permanent adjustments, or a 0.2% increase to the effective tax rate.

Income tax expense was $101.8 million for the six months ended June 30, 2020 compared to $43.1 million for the same period in 2019. The effective tax rates were 28.5% and 25.2% for each of the respective periods. The increase in the effective tax rate between the two periods was primarily due to nondeductible goodwill written off as a result of divestitures and a decrease in the deduction for excess tax benefits. The Company recognized an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of divestitures, or a 2.3% increase to the effective tax rate. Additionally, the Company recognized a decrease in the excess tax benefit related to stock-based compensation of $2.3 million, or a 2.3% increase to the effective tax rate. These increases were offset by a 0.8% decrease in the impact of permanent differences on the effective rate.

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

As discussed in Note 2—Liquidity, the business disruption caused by COVID-19 had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. This was followed by a significant improvement in the Company’s financial results in the remaining part of the second quarter in 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses. As of June 30, 2020, the Company also remained profitable. The Company considered the COVID-19 disruption in its ability to realize deferred tax assets in the future and determined that such conditions did not change its overall valuation allowance positions. The U.S. signed into law on March 27, 2020 the CARES Act which includes various income tax provisions to help stabilize U.S. businesses. The CARES Act includes provisions to ease the limitation on deductible interest expense for 2019 and 2020 and enhance the utilization of net operating losses generated in tax years 2018-2020. The Company is currently evaluating the tax implications resulting from the CARES Act and continues to monitor any new legislation passed in response to COVID-19 to measure the federal and state effects where it has an income tax presence.

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

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. As of June 30, 2020, the proceeding remains open.

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

Spectrum

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction in 2016-2017 for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. Of the 11 total stations that accepted bids, one station went off the air in November 2017. The associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017. The station that went off the air did not have a significant impact on the Company’s financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. Of the two remaining stations, one moved to a VHF channel in 2019 and vacated its former channel. As such, the associated spectrum asset and liability to surrender spectrum, both amounting to $52.0 million, were derecognized in 2019. The remaining station moved to a VHF channel in April 2020 and vacated its former channel. As such, the associated spectrum asset of $67.2 million and liability to surrender spectrum of $78.0 million, were derecognized in the second quarter of 2020, resulting in a non-cash gain on relinquishment of spectrum of $10.8 million.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repacked” stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, multichannel video programming distributors (“MVPDs”) and other parties for costs reasonably incurred due to the repack. These funds are not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, followed by subsequent requests for reimbursement of those costs. As of December 6, 2019, verified cost estimates were approximately $1.95 billion, with 79 percent of the repack complete and reimbursements still to be made to certain low power television and FM radio stations affected by the repack. As of July 13, 2020, the designated FCC deadline for repacked stations to cease operating on their former channel assignments, the FCC reported that over 99 percent of those stations had done so.  This includes all repacked stations owned by Nexstar and its VIEs, although the Company will continue to incur costs to convert certain stations from interim to permanent facilities on their new channels. During the three and six months ended June 30, 2020, the Company spent a total of $13.0 million and $29.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2019, the Company spent a total of $22.6 million and $36.4 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2020, the Company received $25.7 million and $38.5 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2019, the Company received $19.4 million and $33.6 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. The Company cannot yet determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals.  The Company cannot fully predict the impact of the incentive auction and subsequent repack on its business.

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

Note 15:  Commitments and Contingencies

Guarantees of Mission and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission and Shield senior secured credit facilities. In the event that Mission or Shield is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of June 30, 2020, Mission had a maximum commitment of $228.1 million under its senior secured credit facility, of which $225.1 million principal balance of debt was outstanding. As of the same date, Shield had also used all of its commitment and had outstanding principal debt obligations of $21.2 million. Based on the terms of the credit agreements, Mission’s outstanding debt is due January 2024, and Shield’s outstanding debt is due October 2023.

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

Marshall Litigation—On April 3, 2019, Marshall filed a lawsuit against Nexstar in the Supreme Court of the State of New York (the “New York litigation”). The lawsuit initially asserted nine causes of action, five of which were subsequently dismissed by the Supreme Court (the Court’s order dismissing those five claims is currently on appeal), and one of which was withdrawn by Marshall. The remaining causes of action allege: (i) breach of the SSAs between Nexstar and Marshall; (ii) breach of the guaranty agreement between Nexstar and Marshall’s lenders; and (iii) conversion of certain retransmission fees collected by Nexstar on Marshall’s behalf. Marshall is seeking monetary and punitive damages, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously. On November 20, 2019, Nexstar filed counterclaims against Marshall and Pluria Marshall, in his individual capacity, alleging breach of the SSAs, unjust enrichment, and fraudulent conveyance. Nexstar seeks payment of the outstanding amount due under the SSAs as compensatory damages, punitive damages for the alleged fraudulent conveyances, and attorneys’ fees and costs. The parties have agreed to stay the New York litigation in the trial court until September 30, 2020 and have petitioned the Appellate Division to extend the deadline to perfect the related appeal until September 24, 2020.

On March 31, 2020, Marshall filed a bankruptcy adversary proceeding against Nexstar in the Southern District of Texas. This lawsuit arises in the context of the Marshall chapter 11 case and asserts many of the same causes of action that Marshall brought in the New York litigation, as well as turnover and fraudulent transfer claims. Marshall seeks monetary damages, punitive damages, and equitable relief, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously. Marshall filed a motion for partial summary judgment on its turnover claim. Nexstar moved for abstention, and in the alternative for dismissal and summary judgment, including a cross motion for summary judgment on Marshall’s turnover claim. On July 6, 2020, the bankruptcy court denied both parties’ partial motions for summary judgment on Marshall’s turnover claim. Nexstar’s motion otherwise remains pending, and oral argument on the remaining aspects of Nexstar’s motion is expected in August 2020.

In connection with Nexstar’s merger with Tribune on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

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

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of June 30, 2020, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $16.6 million and are estimated to be sufficient to satisfy such obligations.

As of June 30, 2020, all but 296 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and with Tribune becoming wholly-owned by the Tribune Company employee stock ownership plan (the “Leveraged ESOP Transactions”). Those lawsuits were brought in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation, and are currently in various stages of appeal to the United States Court of Appeals for the Second Circuit. Under the Plan, the indemnity claims of Tribune’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s unaudited Condensed Consolidated Statements of Operations and primarily include professional advisory fees and other costs related to the resolution of unresolved claims. Such amounts were not significant during the three and six months ended June 30, 2020. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2020 and potentially in future periods.

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

On January 27, 2020, Nexstar and Sinclair agreed to settle the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement. Tribune was acquired by Nexstar in September 2019. The companies will dismiss with prejudice the lawsuit pending in the Delaware Court of Chancery between Tribune and Sinclair concerning the terminated Tribune/Sinclair merger, and will release each other from any current and future claims relating to the terminated merger. Neither party has admitted any liability or wrongdoing in connection with the terminated merger. As such, both parties have settled the lawsuit to avoid the costs, distraction, and uncertainties of continued litigation. As part of the resolution, Sinclair has agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary conditions. On July 15, 2020, Sinclair and Nexstar formalized this proposed acquisition and entered into a definitive agreement to acquire the station for $18.0 million in cash, subject to working capital adjustments (See Note 17 for additional information). The proposed acquisition by Nexstar of this station is subject to FCC approval and other customary approvals and is projected to close in 2020. Sinclair has also sold to Nexstar certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $18.0 million in cash. Nexstar and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by stations acquired by Nexstar in connection with the Tribune acquisition. Finally, on January 28, 2020, Sinclair made a $98.0 million cash payment to Nexstar.

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

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through June 30, 2020 would be approximately $112.0 million. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. A bench trial in the Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Company has completed the Tax Court briefing process and expects an opinion on the merit to be issued in the second half of 2020. The Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court. If Tribune prevails on the tax issue, then there would be no penalty to litigate.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended June 30, 2020	Broadcast	Other	Consolidated
Net revenue	$891,459	$23,174	$914,633
Depreciation	30,316	5,454	35,770
Amortization of intangible assets	68,605	907	69,512
Income (loss) from operations	218,393	(22,140)	196,253

Six Months Ended June 30, 2020	Broadcast	Other	Consolidated
Net revenue	$1,965,475	$40,980	$2,006,455
Depreciation	60,091	11,085	71,176
Amortization of intangible assets	138,026	2,069	140,095
Income (loss) from operations	581,420	(80,152)	501,268

Three Months Ended June 30, 2019	Broadcast	Other	Consolidated
Net revenue	$621,895	$27,117	$649,012
Depreciation	25,422	2,668	28,090
Amortization of intangible assets	30,770	5,587	36,357
Income (loss) from operations	192,093	(42,149)	149,944

Six Months Ended June 30, 2019	Broadcast	Other	Consolidated
Net revenue	$1,221,078	$54,581	$1,275,659
Depreciation	49,049	6,478	55,527
Amortization of intangible assets	61,615	11,480	73,095
Income (loss) from operations	360,593	(83,575)	277,018

As of June 30, 2020	Broadcast	Other	Consolidated
Goodwill	$2,880,675	$-	$2,880,675
Assets	12,108,589	1,431,467	13,540,056

As of December 31, 2019	Broadcast	Other	Consolidated
Goodwill	$2,996,875	$-	$2,996,875
Assets	12,918,966	1,070,771	13,989,737

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended June 30, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$298,203	$37	$298,240
Political	21,566	-	21,566
Retransmission compensation	534,652	1,892	536,544
Digital	27,134	19,527	46,661
Other	6,945	1,718	8,663
Trade revenue	2,959	-	2,959
Total revenue	$891,459	$23,174	$914,633

Six Months Ended June 30, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$715,581	$38	$715,619
Political advertising	76,907	-	76,907
Distribution revenue	1,084,368	1,892	1,086,260
Digital	67,461	35,640	103,101
Other	15,405	3,410	18,815
Trade revenue	5,753	-	5,753
Total revenue	$1,965,475	$40,980	$2,006,455

Three Months Ended June 30, 2019	Broadcast	Other	Consolidated
Core advertising (local and national)	$267,611	$-	$267,611
Political Advertising	3,157	-	3,157
Retransmission compensation	314,268	-	314,268
Digital	29,135	27,102	56,237
Other	3,610	15	3,625
Trade revenue	4,114	-	4,114
Total revenue	$621,895	$27,117	$649,012

Six Months Ended June 30, 2019	Broadcast	Other	Consolidated
Core advertising (local and national)	$519,455	$-	$519,455
Political advertising	4,464	-	4,464
Distribution revenue	628,242	-	628,242
Digital	54,521	54,551	109,072
Other	7,459	30	7,489
Trade revenue	6,937	-	6,937
Total revenue	$1,221,078	$54,581	$1,275,659

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

Note 17:  Subsequent Events

On July 8, 2020, Nexstar assigned to Mission its option to purchase the CW affiliate WPIX in the New York, NY market from Scripps. On the same date, Mission notified Scripps of its exercise of the option for a purchase price of $75.0 million, subject to customary adjustments, plus accrued interest in accordance with the option agreement. Mission expects to fund this acquisition through new borrowing that is also expected to be guaranteed by Nexstar. The proposed acquisition is pending the execution of a purchase agreement and is also subject to FCC approval and other customary conditions and Mission expects it to close at the end of 2020. This acquisition will allow the Company entrance into this market. Nexstar previously acquired WPIX through a merger with Tribune but simultaneously sold the station to Scripps on September 19, 2019. Under Nexstar’s sale agreement with Scripps, Nexstar was granted an assignable option to purchase the station.

         On July 15, 2020, Nexstar entered into a definitive agreement to acquire the assets of WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair for $18.0 million in cash, subject to working capital adjustments. The purchase price is expected to be funded through cash on hand. The proposed acquisition is subject to FCC approval and other customary conditions and Nexstar expects it to close at the end of 2020. This acquisition will allow Nexstar entrance into this market.

On July 24, 2020, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.56 per share of its Class A common stock. The dividend is payable on August 21, 2020 to stockholders of record on August 7, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: the risks and uncertainties related to the global COVID-19 pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses and our future financial performance; our ability to obtain financial and tax benefits from the recently-passed Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”); any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; the impact of pending or future litigation; the effects of governmental regulation and future regulation on broadcasting; competition from others in our broadcast television markets; volatility in programming costs; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and the inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

2020 Highlights

•

During the second quarter of 2020, net revenue increased by $265.6 million, or 40.9% compared to the same period in 2019. The increase was primarily due to the incremental revenue from acquisitions of $343.7 million and an increase in distribution revenue and political advertising revenue of our legacy stations of $48.5 million and $13.0 million, respectively. These increases were partially offset by a decrease in revenue from core advertising of our legacy stations of $90.4 million, primarily due to the business disruptions caused by COVID-19 and change in the mix between our core and political advertising as 2020 is an election year, a decrease in net revenue from station divestitures of $28.9 million and a $14.5 million net decrease in digital revenue of our digital businesses and legacy stations primarily due to the combined effect of business disruptions caused by COVID-19 and realigned digital business operations. Our deconsolidation of Marshall decreased the Company’s revenue by $4.4 million but also decreased the Company’s operating expenses by $5.5 million.

•

During the six months ended June 30, 2020, we repurchased a total of 950,000 shares of our Class A common stock for $72.6 million, funded by cash on hand. As of June 30, 2020, the remaining available amount under our share repurchase authorization was $84.2 million, net of all repurchases made.

•

During the three and six months ended June 30, 2020, we received a total of $26.7 million and $197.1 in million cash distributions, respectively, from our 31.3% equity method investment in TV Food Network.

•

For each of the first two quarters of 2020, our Board of Directors declared and paid cash dividends of $0.56 per share of our outstanding Class A common stock, or total dividend payments of $51.0 million.

•

On January 27, 2020, we and Sinclair resolved the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement. We acquired Tribune through a merger on September 19, 2019. As part of the resolution, Sinclair has agreed to sell to us television station WDKY-TV in the Lexington, KY market. On July 15, 2020, we and Sinclair formalized this proposed acquisition and entered into a definitive agreement to acquire the station for $18.0 million in cash, subject to working capital adjustments. The proposed acquisition by us of this station is subject to FCC approval and other customary approvals and is projected to close at the end of 2020. Sinclair has also sold to us certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $18.0 million in cash. We and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by certain stations that we own. Finally, on January 28, 2020, Sinclair made a $98.0 million cash payment to us.

2020 Acquisitions

On January 27, 2020, we acquired certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair for $17.9 million in cash. On March 2, 2020, we completed our acquisition of Fox affiliate television station WJZY and MyNetworkTV affiliate television station WMYT in the Charlotte, NC market from Fox for $45.3 million in cash. The acquisition from Fox allowed us entry into the Charlotte, NC market.

2020 Dispositions

On January 14, 2020, the Company sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale).

On March 2, 2020, Nexstar completed the sale of Fox affiliate television station KCPQ and MyNetworkTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. Our proceeds from the sale of the stations were partially used to prepay our term loans.

Future Acquisitions

On January 27, 2020, Sinclair agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY DMA (see Note 15, “Commitment and Contingencies”). On July 15, 2020, Sinclair and Nexstar formalized this proposed acquisition and entered into a definitive agreement to acquire the station for $18.0 million in cash, subject to working capital adjustments. The proposed acquisition by Nexstar of this station is subject to FCC approval and other customary approvals and is expected to close at the end of 2020.

On March 30, 2020, Mission, a VIE that we consolidate, entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The proposed acquisition was approved by the Bankruptcy Court for the Southern District of Texas but is also subject to FCC and other customary approvals and is expected to close in 2020.

On July 8, 2020, Nexstar assigned to Mission its option to purchase CW affiliate WPIX in the New York, NY market from Scripps. On the same date, Mission notified Scripps of its exercise of the option for a purchase price of $75.0 million, subject to customary adjustments, plus accrued interest pursuant to the option agreement. Mission expects to fund this acquisition through a new borrowing that is also expected to be guaranteed by Nexstar. Nexstar previously acquired WPIX through a merger with Tribune but simultaneously sold the station to Scripps on September 19, 2019. Under Nexstar’s sale agreement with Scripps, Nexstar was granted an assignable option to purchase the station.

Debt Transactions

•

During the six months ended June 30, 2020, we prepaid a total of $230.0 million in principal balance under our term loans, funded by cash on hand. We also made an additional prepayment of $200.0 million in principal balance of term loans pursuant to the mandatory prepayment requirement of the amended credit agreement of Nexstar Broadcasting, Inc. The mandatory prepayment resulted from the disposition of certain television station assets in the Seattle, WA and Milwaukee, WI markets to Fox.

•	During the six months ended June 30, 2020, the Company repaid scheduled maturities of $40.3 million under its term loans.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of Coronavirus Disease (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 pandemic a national emergency. The virus continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and containment measures, our compliance and the measures we have taken around the pandemic situation has impacted our day-to-day operations and disrupted our business and operations, as well as those of our key business partners, affiliates, vendors and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, business partners and communities, a vast majority of our employees worked remotely since mid-March 2020 until the end of April 2020 when we partially resumed our normal onsite workplace setting. On May 1, 2020, the shelter-in-place orders in the state of Texas were lifted and we fully resumed our normal corporate workplace setting, subject to continuous monitoring.

The disruptions caused by COVID-19 had an adverse impact on our business and our financial results mostly in the first part of the second quarter in 2020. This was followed by a significant improvement in our financial results in the remaining part of the second quarter in 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses. As of June 30, 2020, we remained profitable. Our current year results were also higher than our prior year results primarily due to contribution from our acquisition of Tribune in September 2019. As of June 30, 2020, there have been no material changes in our customer mix, including our advertisers, multichannel video programming distributors and online video distributors. The disruptions from COVID-19 did not have a material impact on our liquidity. As of June 30, 2020, our unrestricted cash on hand and positive working capital were $664.6 million and $720.5 million, respectively, both of which increased from our December 31, 2019 levels of $232.1 million and $404.2 million, respectively. We continue to generate operating cash flows and we believe we have sufficient unrestricted cash on hand and have the availability to access additional cash up to $139.7 million and $3.0 million under the respective Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet our business operating requirements, our capital expenditures and to continue to service our debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. We currently estimate that overall revenue and operating results for the remainder of fiscal 2020 will be lower than initially anticipated at the beginning of fiscal 2020, despite that 2020 is an election year. The full extent of the impact of COVID-19 pandemic on our business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity and impact of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, or the Company, may direct, which may result in an extended period of continued business disruption. Further financial impact cannot be reasonably estimated at this time but may continue to have a material impact on our business and results of operations and may also have a material impact on our financial condition and liquidity. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business in future periods.

The CARES Act

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, deferral of contributions to qualified pension plans and other postretirement benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above. The U.S. government or any other governmental authority that agrees to provide such aid under the CARES Act or any other crisis relief assistance may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. The CARES Act is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Overview of Operations

As of June 30, 2020, we owned, operated, programmed or provided sales and other services to 196 full power television stations, including those owned by VIEs, and one AM radio station in 114 markets in 38 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 32 full power television stations are VIEs that are consolidated into our financial statements. See Note 2—Variable Interest Entities to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

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

On March 30, 2020, Mission (currently the lender of Marshall) entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The proposed acquisition was approved by the Bankruptcy Court for the Southern District of Texas but is also subject to FCC and other customary approvals and is expected to close in 2020.

See Note 2—Variable Interest Entities to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA under a JSA is deemed to have an attributable ownership interest in that station.  Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the FCC’s November 2017 order on reconsideration. The court later denied petitions for en banc rehearing; on November 29, 2019 its decision became effective; and on December 20, 2019 the FCC issued an order that formally reinstated the rule. The court’s decision has been appealed to the U.S. Supreme Court. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that now share a channel with another station, one station that moved to a VHF channel in 2019, one station that moved to a VHF channel in April 2020 and one that went off the air in November 2017. The station that went off the air did not have a significant impact on our financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area.

Sixty one (61) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. All of these stations have ceased operating on their former channels and are operating on their new assigned channels, although the Company will continue to incur costs to convert certain stations from interim to permanent facilities on their new channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three and six months ended June 30, 2020, the Company spent a total of $13.0 million and $29.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2019, the Company spent a total of $22.6 million and $36.4 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2020, the Company received $25.7 million and $38.5 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2019, the Company received $19.4 million and $33.6 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2020, approximately $52.8 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and when advertising airs during the Olympic Games. As 2020 is an election year, we generally expect an increase in political advertising revenue in 2020 compared to 2019. However, due to business disruptions caused by COVID-19, our revenue from political advertising may be less than we initially anticipated at the beginning of 2020 but the ultimate outcome is unknown at this time. Additionally, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic situation, decreased our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue as a percentage of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Core advertising	$298,240	32.6	$267,611	41.2	$715,619	35.6	$519,455	40.8
Political advertising	21,566	2.4	3,157	0.5	76,907	3.8	4,464	0.3
Distribution revenue	536,544	58.7	314,268	48.4	1,086,260	54.1	628,242	49.2
Digital	46,661	5.1	56,237	8.7	103,101	5.1	109,072	8.6
Other	8,663	0.9	3,625	0.6	18,815	1.1	7,489	0.6
Trade revenue	2,959	0.3	4,114	0.6	5,753	0.3	6,937	0.5
Total net revenue	$914,633	100.0	$649,012	100.0	$2,006,455	100.0	$1,275,659	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$914,633	100.0	$649,012	100.0	$2,006,455	100.0	$1,275,659	100.0
Operating expenses (income):
Corporate expenses	35,399	3.9	31,821	4.9	88,873	4.4	62,586	4.9
Direct operating expenses, net of trade	413,742	45.2	292,162	45.0	855,523	42.6	581,594	45.6
Selling, general and administrative expenses, excluding corporate	157,844	17.3	112,237	17.3	322,754	16.1	223,832	17.5
Depreciation	35,770	3.9	28,090	4.3	71,176	3.5	55,527	4.4
Amortization of intangible assets	69,512	7.6	36,357	5.6	140,095	7.0	73,095	5.7
Amortization of broadcast rights	35,740	3.9	13,935	2.2	72,948	3.7	28,297	2.2
Trade expense	2,897	0.3	3,882	0.6	6,175	0.3	7,313	0.6
Reimbursement from the FCC related to station repack	(25,716)	(2.8)	(19,416)	(3.0)	(38,474)	(1.9)	(33,603)	(2.6)
Change in the estimated fair value of contingent consideration attributable to a merger	3,933	0.4	-	-	3,933	0.2	-	-
Gain on relinquishment of spectrum	(10,791)	(1.2)	-	-	(10,791)	(0.5)	-	-
Loss (gain) on disposal of stations and entities, net	50	-	-	-	(7,025)	(0.4)	-	-
Total operating expenses	718,380		499,068		1,505,187		998,641
Income from operations	$196,253		$149,944		$501,268		$277,018

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $298.3 million for the three months ended June 30, 2020, compared to $267.6 million for the same period in 2019, an increase of $30.7 million, or 11.4%. The increase was primarily due to incremental revenue from Tribune stations and other businesses we acquired in 2019 of $129.7 million and current year station acquisitions of $3.7 million, partially offset by a decrease in revenue from station divestitures of $10.7 million. Our legacy stations’ core advertising revenue decreased by $90.4 million, primarily due to the business disruptions caused by COVID-19 and changes in the mix between our core and political advertising. Our deconsolidation of Marshall in December 2019 also resulted in a $1.6 million decrease in revenue. Our largest advertiser category, automobile, represented approximately 13% and 22% of our core advertising revenue for the three months ended June 30, 2020 and 2019, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 9% during the quarter. The other categories representing our top five were attorneys, which increased in 2020, and medical/healthcare, furniture and fast food restaurants, which decreased in 2020. We currently estimate that overall core advertising revenue for the remainder of fiscal 2020 will continue to be negatively impacted by the business disruptions caused by COVID-19. The full extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, we, or our business partners, may direct, which may result in an extended period of continued business disruption. Further financial impact cannot be reasonably estimated at this time but may continue to have a material impact on our core advertising revenue and our overall results of operations. Additionally, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic situation, decreased our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021.

Political advertising revenue was $21.6 million for the three months ended June 30, 2020, compared to $3.2 million for the same period in 2019, an increase of $18.4 million, as 2020 is an election year. Of the $18.4 million increase, $5.3 million was attributable to incremental revenue from Tribune stations we acquired in 2019, and $13.0 million was attributable to our legacy stations. We generally expect an increase in political advertising revenue in 2020 compared to 2019. However, due to business disruptions caused by COVID-19, our revenue from political advertising may be less than we initially anticipated at the beginning of 2020, but the ultimate outcome is unknown at this time.

Distribution revenue was $536.5 million for the three months ended June 30, 2020, compared to $314.3 million for the same period in 2019, an increase of $222.2 million, or 70.7%. The increase was primarily due to incremental revenue from Tribune stations and other businesses we acquired in 2019 of $183.2 million (including $12.3 million revenue from copyright royalty received in 2020) and current year station acquisitions of $11.3 million, partially offset by a decrease in revenue from station divestitures and deconsolidation of Marshall of $16.4 million and $4.4 million, respectively. Our legacy stations’ revenue increased by $48.5 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber, renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term) and contributions from distribution agreements with OVDs. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $46.7 million for the three months ended June 30, 2020, compared to $56.2 million for the same period in 2019, a decrease of $9.5 million, or 17.0%. Our digital businesses’ revenue decreased by $7.6 million primarily due to the business disruption caused by COVID-19 and realigned digital business operations. Our legacy stations’ revenue from web and mobile sites also decreased by $6.9 million primarily due to the business disruption caused by COVID-19. These decreases were partially offset by incremental revenue from Tribune stations we acquired in 2019 of $6.1 million, less a decrease in revenue from station divestitures of $1.3 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $35.4 million for the three months ended June 30, 2020, compared to $31.8 million for the same period in 2019, an increase of $3.6 million, or 11.2%. This was primarily attributable to an increase in stock-based compensation due to new equity incentives granted and an increase in legal fees primarily attributable to the ongoing litigation inherited from Tribune, partially offset by a decrease in payroll and bonuses and professional fees.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $571.6 million for the three months ended June 30, 2020, compared to $404.4 million for the same period in 2019, an increase of $167.2 million, or 41.3%. The increase was primarily due to expenses associated with Tribune stations and other businesses we acquired in 2019 of $174.3 million (including network and programming costs of $117.1 million) and our current year station acquisitions of $9.8 million, partially offset by decrease in expenses from our station divestitures and the deconsolidation of Marshall of $16.1 million and $3.7 million, respectively. In addition, our legacy stations’ programming costs increased by $29.1 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs and an increase in selling, general and administrative expenses. These increases were partially offset by a $24.2 million decrease in the operating expenses of our digital products due to lower revenue.

Depreciation of property and equipment was $35.8 million for the three months ended June 30, 2020, compared to $28.1 million for the same period in 2019, an increase of $7.7 million, or 27.3%, primarily due to incremental depreciation from the Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, partially offset by station divestitures, and increased depreciation from newly capitalized assets related to station repacking activities.

Amortization of intangible assets was $69.5 million for the three months ended June 30, 2020, compared to $36.4 million for the same period in 2019, an increase of $33.2 million, or 91.2%. This was primarily due to increased amortization from the Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, partially offset by decreases in amortization from certain fully amortized assets and divested stations.

Amortization of broadcast rights was $35.7 million for the three months ended June 30, 2020, compared to $13.9 million for the same period in 2019, an increase of $21.8 million, or 156.5%. The increase was primarily due to incremental amortization from the Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, less decreases from station divestitures. This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations, including certain Tribune stations, were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels by the prescribed FCC deadline of July 13, 2020 and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended June 30, 2020 and 2019, we received a total of $25.7 million and $19.4 million, respectively, in reimbursements from the FCC which we recognized as operating income.

During the three months ended June 30, 2020, we completed a station’s conversion to a VHF channel completing our final relinquishment of spectrum pursuant to the FCC’s incentive auction conducted in 2016-2017. Accordingly, the associated spectrum asset with a carrying amount of $67.2 million and liability to surrender spectrum of $78.0 million were derecognized, resulting in a non-cash gain on relinquishment of spectrum of $10.8 million. This gain was partially offset by a $3.9 million increase (expense) in the estimated fair value of contingent consideration liability related to a merger and spectrum auction.

Income on equity investments, net

Income on equity investments, net was $11.3 million for the three months ended June 30, 2020, compared to a $665 thousand loss on equity investments for the same period in 2019, an increase of $12.0 million. The increase was primarily attributable to our 31.3% equity in earnings of TV Food Network, less the amortization of basis difference. On September 19, 2019, we acquired our 31.3% ownership stake in TV Food Network through our merger with Tribune.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $10.8 million for the three months ended June 30, 2020, compared to $1.4 million for the same period in 2019, an increase of $9.4 million, primarily attributable to pension plans and other postretirement benefits we assumed through our merger with Tribune on September 19, 2019.

Interest Expense, net

Interest expense, net was $82.3 million for the three months ended June 30, 2020, compared to $51.4 million for the same period in 2019, an increase of $30.9 million, or 60.1%. The increase was primarily due to interest incurred on term loans issued on September 19, 2019 and 5.625% Notes due 2027 issued July 3, 2019 which were both related to the financing of Nexstar's acquisition of Tribune, partially offset primarily by a decrease in interest expense in conjunction with Nexstar's redemption of 6.125% and 5.875% Notes and a decrease in interest expense on our legacy term loans due to the combined effect of reduction in principal and the London Inter-Bank Offered Rate (“LIBOR”).

Loss on Extinguishment of Debt

During the three months ended June 30, 2020, there was no loss on extinguishment of debt as there were no debt prepayments or transactions that would result in the recognition of a loss during the quarter. During the same period in 2019, we made prepayments of our term loans amounting to $100.0 million and we recognized $2.0 million of loss on extinguishment as a result of such prepayments.

Income Taxes

Income tax expense was $37.4 million for the three months ended June 30, 2020 compared to $26.6 million for the same period in 2019. The effective tax rates were 27.6% and 27.4% for each of the respective periods. The increase in the effective tax rate between the two periods was primarily due to changes in state income taxes and other permanent adjustments, or a 0.2% increase to the effective tax rate.

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

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $715.6 million for the six months ended June 30, 2020, compared to $519.4 million for the same period in 2019, an increase of $196.2 million, or 37.8%. The increase is primarily due to our incremental revenue from Tribune stations and other businesses we acquired in 2019 of $322.5 million, and an increase in revenue from our current year station acquisitions of $6.1 million, partially offset by a decrease in revenue from station divestitures of $20.6 million. Our legacy stations’ core advertising revenue decreased by $108.6 million, primarily due to the business disruptions caused by COVID-19 since mid-March of 2020 and changes in the mix between our core and political advertising. Our deconsolidation of Marshall in December 2019 also resulted in a $3.2 million decrease in revenue. Our largest advertiser category, automobile, represented approximately 16% and 22% of our core advertising revenue for the six months ended June 30, 2020 and 2019, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 6% in 2020. The other categories representing our top five were attorneys, which increased in 2020, and medical/healthcare, furniture and fast food restaurants, which decreased in 2020. We currently estimate that overall core advertising revenue for the remainder of fiscal 2020 will continue to be negatively impacted by the business disruptions caused by COVID-19. The full extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, we, or our business partners, may direct, which may result in an extended period of continued business disruption. Further financial impact cannot be reasonably estimated at this time but may continue to have a material impact on our core advertising revenue and our overall results of operations. Additionally, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic situation, decreased our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021.

Political advertising revenue was $76.9 million for the six months ended June 30, 2020, compared to $4.5 million for the same period in 2019, an increase of $72.4 million, as 2020 is an election year. Of the $72.4 million increase, $28.7 million was attributable to the incremental revenue from Tribune stations we acquired in 2019, and $43.1 million was attributable to our legacy stations. We generally expect an increase in political advertising revenue in 2020 compared to 2019. However, due to business disruptions caused by COVID-19, our revenue from political advertising may be less than we initially anticipated at the beginning of 2020, but the ultimate outcome is unknown at this time.

Distribution revenue was $1.086 billion for the six months ended June 30, 2020, compared to $628.2 million for the same period in 2019, an increase of $458.0 million, or 72.9%. The increase is primarily due to incremental revenue from Tribune stations and other businesses we acquired in 2019 of $376.1 million (including $12.3 million revenue from copyright cable royalty received in 2020) and our current year station acquisitions of $15.9 million. Our legacy stations’ revenue increased by $108.1 million, primarily due to scheduled annual escalation of rates per subscriber, renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term) and contributions from distribution agreements with OVDs. The increase is partially offset by a decrease in revenue due to station divestitures of $33.2 million and deconsolidation of Marshall of $8.8 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $103.1 million for the six months ended June 30, 2020, compared to $109.1 million for the same period in 2019, a decrease of $6.0 million, or 5.5%. Our digital businesses’ revenue decreased by $18.9 million primarily due to a decrease in our social media platform and the business disruption caused by COVID-19 since mid-March of 2020. Our legacy stations’ revenue from web and mobile sites also decreased by $2.0 million primarily due to the business disruption caused by COVID-19 since mid-March of 2020. These decreases were partially offset by incremental revenue from Tribune stations and other businesses we acquired in 2019 of $17.3 million, less a decrease in revenue from station divestitures of $2.2 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $88.9 million for the six months ended June 30, 2020, compared to $62.6 million for the same period in 2019, an increase of $26.3 million, or 42.0%. This was primarily attributable to an increase in payroll, bonuses and severance of $7.4 million primarily associated with Tribune’s corporate expenses that wound down towards the end of the first quarter in 2020, an increase in stock-based compensation of $5.7 million due to new equity incentives granted, and an increase in legal fees of $3.9 million primarily attributable to the ongoing litigation inherited from Tribune.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $1.178 billion for the six months ended June 30, 2020 compared to $805.4 million for the same period in 2019, an increase of $372.9 million, or 46.3%. This was primarily due to expenses associated with the Tribune stations and other businesses we acquired in 2019 of $372.4 million (including network and programming costs of $248.4 million), and expenses associated with our current year station acquisitions of $13.3 million, partially offset by decreases in expenses from our station divestitures and the deconsolidation of Marshall of $32.1 million and $7.5 million, respectively. In addition, our legacy stations’ programming costs increased by $58.7 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. These increases were partially offset by a $29.9 million decrease in the operating expenses of our digital products due to lower revenue.

Depreciation of property and equipment was $71.2 million for the six months ended June 30, 2020, compared to $55.5 million for the same period in 2019, an increase of $15.7 million, or 28.2%. The increase was primarily due to incremental depreciation from Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, partially offset by station divestitures, and increased depreciation from newly capitalized assets related to station repacking activities.

Amortization of intangible assets was $140.1 million for the six months ended June 30, 2020, compared to $73.1 million for the same period in 2019. This was primarily due to increased amortization from Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, partially offset by decreases in amortization from certain fully amortized assets and divested stations.

Amortization of broadcast rights was $72.9 million for the six months ended June 30, 2020, compared to $28.3 million for the same period in 2019, an increase of $44.6 million, or 157.8%, The increase was primarily due to incremental amortization from Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, less decreases from station divestitures. This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations, including certain Tribune stations, were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels by the FCC-prescribed deadline of July 13, 2020 and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the six months ended June 30, 2020 and 2019, the Company received $38.5 million and $33.6 million, respectively, in reimbursements from the FCC which it recognized as operating income.

In April 2020, we completed a station’s conversion to a VHF channel representing our final relinquishment of spectrum pursuant to the FCC’s incentive auction conducted in 2016-2017. Accordingly, the associated spectrum asset with a carrying amount of $67.2 million and liability to surrender spectrum of $78.0 million, were derecognized, resulting in a non-cash gain on relinquishment of spectrum of $10.8 million. This gain was partially offset by a $3.9 million increase (expense) in the estimated fair value of contingent consideration liability related to a merger and spectrum auction.

Income on equity investments, net

Income on equity investments, net was $25.5 million for the six months ended June 30, 2020, compared to a $1.2 million loss on equity investments for the same period in 2019, an increase of $26.6 million, primarily attributable to our 31.3% equity in earnings of TV Food Network, less amortization of basis difference. On September 19, 2019, we acquired a 31.3% ownership stake in TV Food Network through our merger with Tribune.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $21.5 million for the six months ended June 30, 2020, compared to $2.8 million for the same period in 2019, an increase of $18.7 million, primarily attributable to the pension plans and other postretirement benefit plans we assumed through our merger with Tribune on September 19, 2019.

Interest Expense, net

Interest expense, net was $183.5 million for the six months ended June 30, 2020, compared to $104.3 million for the same period in 2019, an increase of $79.2 million, or 75.9%. The increase was primarily due to interest incurred on term loans issued on September 19, 2019 and on 5.625% Notes due 2027 issued July 3, 2019 which were both related to the financing of Nexstar's acquisition of Tribune, partially offset primarily by a decrease in interest expense in conjunction with Nexstar's redemption of 6.125% and 5.875% Notes and a decrease in interest expense on our legacy term loans due to the combined effect of reduction in principal and the London Inter-Bank Offered Rate (“LIBOR”).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $7.5 million for the six months ended June 30, 2020, compared to $3.7 million for the same period in 2019, an increase of $3.8 million, primarily due to an increase in prepayments on our term loans of $350.0 million in 2020 compared to the prior period.

Income Taxes

Income tax expense was $101.8 million for the six months ended June 30, 2020 compared to $43.1 million for the same period in 2019. The effective tax rates were 28.5% and 25.2% for each of the respective periods. The increase in the effective tax rate between the two periods was primarily due to nondeductible goodwill written off as a result of divestitures and a decrease in the deduction for excess tax benefits. The Company recognized an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of divestitures, or a 2.3% increase to the effective tax rate. Additionally, the Company recognized a decrease in the excess tax benefit related to stock-based compensation of $2.3 million, or a 2.3% increase to the effective tax rate. These increases were offset by a 0.8% decrease in the impact of permanent differences on the effective rate.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by Coronavirus Disease 2019 (“COVID-19”). In December 2019, COVID-19 was reported and has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency with respect to COVID-19. COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our advertising, retransmission, and digital services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations.

The disruptions caused by COVID-19 had an adverse impact on our business and our financial results mostly in the first part of the second quarter in 2020. This was followed by a significant improvement in our financial results in the remaining part of the second quarter in 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses. As of June 30, 2020, we remained profitable. Our current year results were also higher than our prior year results primarily due to contribution from our acquisition of Tribune in September 2019. As of June 30, 2020, there have been no material changes in our customer mix, including our advertisers, multichannel video programming distributors and online video distributors. The disruptions from COVID-19 did not have a material impact on the Company’s liquidity. As of June 30, 2020, the Company’s unrestricted cash on hand amounted to $664.6 million and the Company had positive working capital of $720.5 million, both increased from the December 31, 2019 levels of $232.1 million and $404.2 million, respectively. As of June 30, 2020, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $139.7 million and $3.0 million under the respective Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023. The Company will continue to evaluate its liquidity, its best use of operating cash flow and the market conditions to determine if further steps are necessary.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$717,298	$236,400
Net cash provided by (used in) investing activities	321,852	(36,856)
Net cash used in financing activities	(606,594)	(264,735)
Net increase in cash, cash equivalents and restricted cash	$432,556	$(65,191)
Cash paid for interest	$171,348	$98,103
Income taxes paid, net of refunds	$7,686	$52,419

	As of June 30,	As of December 31,
	2020	2019
Cash, cash equivalents and restricted cash	$681,234	$248,678
Long-term debt, including current portion	8,038,068	8,492,588
Unused revolving loan commitments under senior secured credit facilities (1)	142,662	142,662

(1)

Based on covenant calculations as of June 30, 2020, all of the $139.7 million and $3.0 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $480.9 million during the six months ended June 30, 2020, compared to the same period in 2019. This was primarily due to increases in revenue (excluding trade) of $732.0 million,   distributions from our equity investments in TV Food Network of $197.1 million, an increase in source of cash resulting from timing of accounts receivable collections of $109.6 million, and an increase in source of cash resulting from lower tax payments of $44.7 million. These increases were partially offset by an increase in our corporate, direct operating and selling, general and administrative expense (excluding non-cash transactions) of $388.1 million, an increase in cash paid for interest of $73.2 million, an increase in payments for broadcast rights of $72.6 million and a use of cash resulting from timing of payments to our vendors of $75.9 million.

Cash Flows – Investing Activities

Net cash flows provided by investing activities were $321.9 million during the six months ended June 30, 2020, compared to net cash flows used in investing activities of $36.9 million in the same period in 2019. In 2020, we sold two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively. We also received $98.0 million of cash proceeds from settlement of litigation between Sinclair and Tribune, which we acquired in September 2019. These increases were reduced by the cash payments we made to acquire two television stations and certain non-license assets for total cash consideration payments of $63.2 million. Our capital expenditures during the six months ended June 30, 2020 were $115.7 million, an increase of $44.2 million compared to the same period in 2019, primarily due to increased capital expenditure requirements from Tribune stations and other businesses we acquired in September 2019, partially offset by station divestitures. Other activity included an increase in reimbursements from the FCC for station repack costs of $4.9 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $341.9 million during the six months ended June 30, 2020, compared to the same period in 2019.

In 2020, we made payments on the outstanding principal balance of our term loans of $470.3 million (including $430.0 million in prepayments), paid dividends to our common stockholders of $51.0 million ($0.56 per share during each quarter), repurchased common shares of $72.6 million, paid cash for taxes in exchange for shares of common stock withheld of $6.8 million resulting from net share settlements of certain stock-based compensation, and paid for finance lease and software obligations of $6.3 million.

In 2019, we made payments on the outstanding principal balance of our term loans of $203.6 million, paid dividends to our common stockholders of $41.3 million ($0.45 per share each quarter), paid cash for taxes in exchange for shares of common stock withheld of $9.8 million resulting from net share settlements of certain stock-based compensation, completed our acquisition of the noncontrolling interest of station KHII for a cash payment of $6.4 million, paid for finance lease and software obligations of $5.0 million and received proceeds from the exercise of stock options of $1.5 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2020, the Company had total combined debt of $8.0 billion, net of financing costs and discounts, which represented 78.7% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Nexstar senior secured credit facility	$5,198,049	$24,267	$203,021	$2,079,125	$2,891,636
Mission senior secured credit facility	225,099	1,143	4,571	219,385	-
Shield senior secured credit facility	21,238	575	3,903	16,760	-
5.625% Notes due 2024	900,000	-	-	900,000	-
5.625% Notes due 2027	1,785,000	-	-	-	1,785,000
	$8,129,386	$25,985	$211,495	$3,215,270	$4,676,636

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

The Company had $142.7 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2020. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. As discussed above, the ultimate outcome of the COVID-19 pandemic is uncertain at this time and may significantly impact our future operating performance, liquidity and financial position. Any adverse impact of the COVID-19 pandemic may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

On March 30, 2020, Mission entered into an asset purchase agreement to acquire certain assets of the three television stations currently owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Davenport, Iowa market. The purchase price for the acquisition is approximately $49.0 million, which will be applied against Marshall’s existing loans payable to Mission on a dollar-for-dollar basis. The purchase price is subject to customary adjustments. The proposed acquisition was approved by the Bankruptcy Court for the Southern District of Texas but is also subject to FCC and other customary approvals and is expected to close in 2020.

On July 8, 2020, Nexstar assigned to Mission its option to purchase the CW affiliate WPIX in the New York, NY market from Scripps. On the same date, Mission notified Scripps of its exercise of the option for a purchase price of $75.0 million, subject to customary adjustments, plus accrued interest in accordance with the option agreement. Mission expects to fund this acquisition through a new borrowing that is also expected to be guaranteed by Nexstar. The proposed acquisition is pending the execution of a purchase agreement and is also subject to FCC approval and other customary conditions and Mission expects it to close at the end of 2020. This acquisition will allow the Company entrance into this market. Nexstar previously acquired WPIX through a merger with Tribune but simultaneously sold the station to Scripps on September 19, 2019. Under Nexstar’s sale agreement with Scripps, Nexstar was granted an assignable option to purchase the station.

         On July 15, 2020, Nexstar entered into a definitive agreement to acquire the assets of WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair for $18.0 million in cash, subject to working capital adjustments. The purchase price is expected to be funded through cash on hand. The proposed acquisition is subject to FCC approval and other customary conditions and Nexstar expects it to close at the end of 2020. This acquisition will allow Nexstar entrance into this market.

On July 24, 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per share of our Class A common stock. The dividend is payable on August 21, 2020 to stockholders of record on August 7, 2020.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2020, we were in compliance with our financial covenant. We believe Nexstar, Mission, and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due 2024 and 5.625% Notes due 2027 for a period of at least the next 12 months from June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2020, we have outstanding standby letters of credit with various financial institutions amounting to $23.7 million, of which $20.3 million was assumed from the 2019 Tribune acquisition primarily in support of the worker’s compensation insurance program. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Summarized Financial Information

Nexstar Broadcasting’s (a wholly-owned subsidiary of Nexstar and herein referred to as the “Issuer”) 5.625% Notes due 2024 and 5.625% Notes due 2027 are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by Nexstar (“Parent”), Mission (a consolidated VIE) and certain of Nexstar Broadcasting’s restricted subsidiaries (collectively, the “Guarantors” and, together with the Issuer, the “Obligor Group”). The Guarantees are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes due 2024 and the 5.625% Notes due 2027. The Issuer’s 5.635% Notes due 2024 and 5.625% Notes due 2027 are not registered with the SEC.

The following combined summarized financial information is presented for the Obligor Group after elimination of intercompany transactions between Parent, Issuer and Guarantors in the Obligor Group and amounts related to investments in any subsidiary that is a non-guarantor. This information is not intended to present the financial position or results of operations of the consolidated group of companies in accordance with U.S. GAAP.

Summarized Balance Sheet Information (in thousands) – Summarized balance sheet information as of June 30, 2020 and December 31, 2019 of the Obligor Group is as follows:

	June 30, 2020	December 31, 2019
Current assets - external	$1,500,711	$1,291,730
Current assets - due from consolidated entities outside of Obligor Group	174,190	171,344
Total current assets	$1,674,901	$1,463,074
Noncurrent assets - external(1)	10,409,213	10,869,745
Noncurrent assets - due from consolidated entities outside of Obligor Group	305,457	92,494
Total noncurrent assets	$10,714,670	$10,962,239
Total current liabilities	$799,539	$904,811
Total noncurrent liabilities	$10,485,945	$10,733,488
Noncontrolling interests	$6,391	$6,250

(1)

Excludes Nexstar Broadcasting’s equity investments of $1.307 billion and $1.477 billion as of June 30, 2020 and December 31, 2019, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 5.625% Notes due 2024 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 6 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in thousands):

Six Months Ended
June 30, 2020
Net revenue - external	$1,960,219
Net revenue - from consolidated entities outside of Obligor Group	14,455
Total net revenue	1,974,674
Costs and expenses - external	1,434,477
Costs and expenses - to consolidated entities outside of Obligor Group	40,221
Total costs and expenses	1,474,698
Income from operations	$499,976
Net income	$229,577
Net income attributable to Obligor Group	$229,577
Income on equity method investments	$25,510

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that as of June 30, 2020, there has been no material change to this information.

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

The term loan borrowings at June 30, 2020 under the Company’s senior secured credit facilities bear interest rates ranging from 1.91% to 2.91%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2020 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $54.4 million, based on the outstanding balances of the Company’s senior secured credit facilities as of June 30, 2020. An increase of 50 basis points in LIBOR would result in a $27.2 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $8.8 million. Since the onset of the COVID-19 pandemic, LIBOR has dropped significantly, and may be more volatile in the future, which could potentially impact our total interest expense. Our 5.625% Notes due 2024 and 5.625% Notes due 2027 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2020, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2020, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Nexstar has not experienced any significant impact to its internal controls over financial reporting despite the fact that most of its employees are working remotely due to the COVID-19 pandemic. Nexstar is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

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

Except as set forth below, as of June 30, 2020, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020. We have also updated the risk factor related to COVID-19 pandemic that was previously identified in the first quarter of 2020 as follows:

Risks Related to Our Operations

Our business, results of operations, financial condition, cash flows and stock price have been and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price have been and may continue to be adversely affected by the COVID-19 outbreak. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments in the U.S. and around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

We are considered an essential industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities have had and may continue to have a material adverse effect on our workforce and operations, customers (e.g. advertisers and advertising agencies) and supply chain. The impact of COVID-19 significantly reduced the demand for television advertising in the second quarter of 2020 and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows in the second half of 2020 and/or in the future. The extent to which COVID-19 may adversely impact our business in the future depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions in the United States taken to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access capital markets.

Our liquidity could also be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital to meet our business operating requirements, our capital expenditures and to continue to service our debt. Capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing on reasonable terms or at all is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve the Company’s cash position, working capital and capital structure. Our credit rating could also be negatively affected, which could also impact our liquidity, our financial condition and our ability to obtain financing.

A sustained economic downturn may also result in the carrying values of our major assets, including goodwill, indefinite-lived intangible assets, long-lived assets and equity investments exceeding their fair value, which may require us to recognize an impairment to those assets. A sustained downturn in the financial markets and related pension asset values may have the effect of increasing our pension funding obligations in order to ensure that our qualified pension plans continue to be adequately funded, which may divert cash flow from other uses.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our products and financial performance.

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
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

Dated: August 6, 2020