Form 10-Q
period 2020-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2020-11-06
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 5, 2020, the registrant had 44,045,015 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$409,906	$232,070
Restricted cash and cash equivalents	16,610	16,608
Accounts receivable, net of allowance for doubtful accounts of $29,082 and $17,205, respectively	782,198	883,921
Spectrum asset	-	67,171
Prepaid expenses and other current assets	132,498	151,997
Total current assets	1,341,212	1,351,767
Property and equipment, net	1,598,081	1,290,428
Goodwill	2,861,314	2,996,875
FCC licenses	2,856,374	2,921,465
Network affiliation agreements, net	2,290,684	2,532,266
Other intangible assets, net	664,400	727,354
Assets held for sale	4,524	240,524
Investments	1,313,858	1,477,353
Other noncurrent assets, net	360,055	451,705
Total assets(1)	$13,290,502	$13,989,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$22,921	$109,310
Accounts payable	161,083	157,366
Broadcast rights payable	111,144	120,165
Accrued expenses	279,816	422,511
Liability to surrender spectrum asset	-	77,962
Operating lease liabilities	34,434	35,043
Deferred revenue	47,498	18,725
Other current liabilities	14,846	6,475
Total current liabilities	671,742	947,557
Debt	7,859,619	8,383,278
Deferred tax liabilities	1,686,238	1,710,664
Other noncurrent liabilities	818,187	894,745
Total liabilities(1)	11,035,786	11,936,244
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2020 and December 31, 2019	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 44,035,015 shares outstanding as of September 30, 2020 and 47,291,463 shares issued, 45,749,788 shares outstanding as of December 31, 2019	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of September 30, 2020 and December 31, 2019	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	1,351,372	1,353,729
Accumulated other comprehensive income	19,850	19,850
Retained earnings	1,149,638	778,833
Treasury stock - at cost; 3,256,448 and 1,541,675 shares as of September 30, 2020 and December 31, 2019, respectively	(286,705)	(121,388)
Total Nexstar Media Group, Inc. stockholders’ equity	2,234,628	2,031,497
Noncontrolling interests	20,088	21,996
Total stockholders’ equity	2,254,716	2,053,493
Total liabilities and stockholders’ equity	$13,290,502	$13,989,737

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The consolidated total assets as of September 30, 2020 and December 31, 2019 include certain assets held by consolidated VIEs of $339.6 million and $332.6 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of September 30, 2020 and December 31, 2019 include certain liabilities of consolidated VIEs of $59.8 million and $61.7 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue	$1,118,203	$663,575	$3,124,658	$1,939,234
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	423,091	322,327	1,284,789	911,234
Selling, general and administrative expenses, excluding depreciation and amortization	226,544	183,083	638,171	469,501
Amortization of broadcast rights	31,968	18,452	104,916	46,749
Amortization of intangible assets	69,265	42,443	209,360	115,538
Depreciation	36,611	29,363	107,787	84,890
Reimbursement from the FCC related to station repack	(12,873)	(20,417)	(51,347)	(54,020)
Goodwill and intangible assets impairment	-	63,317	-	63,317
Gain on disposal of stations and entities, net	-	(96,608)	(7,025)	(96,608)
Change in the estimated fair value of contingent consideration attributable to a merger	-	-	3,933	-
Gain on relinquishment of spectrum	-	-	(10,791)	-
Total operating expenses	774,606	541,960	2,279,793	1,540,601
Income from operations	343,597	121,615	844,865	398,633
Income on equity investments, net	15,861	3,217	41,351	2,061
Interest expense, net	(77,265)	(93,199)	(260,800)	(197,519)
Loss on extinguishment of debt	(37,371)	-	(44,848)	(3,724)
Pension and other postretirement plans credit, net	10,761	2,578	32,285	5,378
Other (expenses) income, net	(1,093)	118	(778)	209
Income before income taxes	254,490	34,329	612,075	205,038
Income tax expense	(65,177)	(39,507)	(166,927)	(82,594)
Net income (loss)	189,313	(5,178)	445,148	122,444
Net loss (income) attributable to noncontrolling interests	1,371	(669)	2,046	(5,397)
Net income (loss) attributable to Nexstar Media Group, Inc.	$190,684	$(5,847)	$447,194	$117,047

Net income (loss) per common share attributable to Nexstar Media Group, Inc.:
Basic	$4.24	$(0.13)	$9.87	$2.54
Diluted	$4.08	$(0.13)	$9.50	$2.44

Weighted average number of common shares outstanding:
Basic	44,979	46,114	45,313	45,997
Diluted	46,737	46,114	47,064	47,919

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 and 2019

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of June 30, 2020	47,291,463	$473	$1,340,526	$984,316	$19,850	(2,004,823)	$(164,847)	$21,459	$2,201,777
Purchase of treasury stock	-	-	-	-	-	(1,300,000)	(125,013)	-	(125,013)
Stock-based compensation expense	-	-	12,483	-	-	-	-	-	12,483
Vesting of restricted stock units and exercise of stock options	-	-	(1,637)	-	-	48,375	3,155	-	1,518
Dividends declared on common stock ($0.56 per share)	-	-	-	(25,362)	-	-	-	-	(25,362)
Net income (loss)	-	-	-	190,684	-	-	-	(1,371)	189,313
Balances as of September 30, 2020	47,291,463	$473	$1,351,372	$1,149,638	$19,850	(3,256,448)	$(286,705)	$20,088	$2,254,716

Balances as of June 30, 2019	47,291,463	$473	$1,337,057	$701,946	$(14,316)	(1,188,353)	$(81,381)	$14,438	$1,958,217
Stock-based compensation expense	-	-	11,270	-	-	-	-	-	11,270
Vesting of restricted stock units and exercise of stock options	-	-	(1,816)	-	-	35,675	2,082	-	266
Dividends declared on common stock ($0.45 per share)	-	-	-	(20,743)	-	-	-	-	(20,743)
Noncontrolling interest from a business combination	-	-	-	-	-	-	-	6,201	6,201
Net income (loss)	-	-	-	(5,847)	-	-	-	669	(5,178)
Balances as of September 30, 2019	47,291,463	$473	$1,346,511	$675,356	$(14,316)	(1,152,678)	$(79,299)	$21,308	$1,950,033

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of December 31, 2019	47,291,463	$473	$1,353,729	$778,833	$19,850	(1,541,675)	$(121,388)	$21,996	$2,053,493
Purchase of treasury stock	-	-	-	-	-	(2,250,000)	(197,600)	-	(197,600)
Stock-based compensation expense	-	-	35,917	-	-	-	-	-	35,917
Vesting of restricted stock units and exercise of stock options	-	-	(36,893)	-	-	535,227	32,283	-	(4,610)
Dividends declared on common stock ($1.68 per share)	-	-	-	(76,380)	-	-	-	-	(76,380)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	138	138
Disposal of an entity	-	-	(1,381)	(9)	-	-	-	-	(1,390)
Net income (loss)	-	-	-	447,194	-	-	-	(2,046)	445,148
Balances as of September 30, 2020	47,291,463	$473	$1,351,372	$1,149,638	$19,850	(3,256,448)	$(286,705)	$20,088	$2,254,716

Balances as of December 31, 2018	47,291,463	$473	$1,351,931	$620,371	$(14,316)	(1,665,217)	$(105,685)	$16,210	$1,868,984
Stock-based compensation expense	-	-	29,030	-	-	-	-	-	29,030
Vesting of restricted stock units and exercise of stock options	-	-	(34,450)	-	-	512,539	26,386	-	(8,064)
Dividends declared on common stock ($1.35 per share)	-	-	-	(62,062)	-	-	-	-	(62,062)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Noncontrolling interest from a business combination	-	-	-	-	-	-	-	6,201	6,201
Net income	-	-	-	117,047	-	-	-	5,397	122,444
Balances as of September 30, 2019	47,291,463	$473	$1,346,511	$675,356	$(14,316)	(1,152,678)	$(79,299)	$21,308	$1,950,033

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$445,148	$122,444
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	209,360	115,538
Amortization of broadcast rights	104,916	46,749
Depreciation of property and equipment	107,787	84,890
Goodwill and intangible assets impairment	-	63,317
Stock-based compensation expense	35,917	29,030
Provision for bad debt	24,735	8,119
Amortization of debt financing costs, debt discounts and premium	13,316	6,592
Loss on extinguishment of debt	44,848	3,724
Gain on asset disposal, net	(770)	(229)
Deferred income taxes	(20,940)	(14,899)
Gain on relinquishment of spectrum	(10,791)	-
Gain on disposal of stations and entities, net	(7,025)	(96,608)
Change in the estimated fair value of contingent consideration attributable to a merger	3,933	-
Spectrum repack reimbursements	(51,347)	(54,020)
Payments for broadcast rights	(147,214)	(47,150)
Income on equity investments, net	(41,351)	(2,061)
Distribution from equity investments - return on capital	206,997	-
Other operating activities, net	(1,787)	(1,234)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	93,368	54,633
Prepaid expenses and other current assets	10,000	1,827
Other noncurrent assets	11,827	(1,580)
Accounts payable	(95)	26
Accrued expenses and other current liabilities	(97,587)	(26,578)
Income tax payable	(15,021)	28,822
Other noncurrent liabilities	(40,736)	(5,370)
Net cash provided by operating activities	877,488	315,982
Cash flows from investing activities:
Purchases of property and equipment	(170,150)	(110,225)
Payments for acquisitions, net of cash acquired	(132,284)	(5,881,179)
Proceeds from sale of stations and entities	362,803	1,352,958
Proceeds from resolution of acquired contingency	98,000	-
Spectrum repack reimbursements from the FCC	51,347	54,020
Collection of investment in a loan receivable	49,014	-
Proceeds from disposals of property and equipment	1,029	2,026
Other investing activities, net	603	247
Net cash provided by (used in) investing activities	260,362	(4,582,153)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	1,225,000	4,831,050
Repayments of long-term debt	(1,857,838)	(215,413)
Premium paid on debt extinguishment	(25,317)	-
Payments for debt financing costs	(10,741)	(70,717)
Purchase of treasury stock	(197,600)	-
Common stock dividends paid	(76,380)	(62,062)
Payments for finance lease and capitalized software obligations	(12,664)	(6,419)
Cash paid for shares withheld for taxes	(6,784)	(9,813)
Proceeds from exercise of stock options	2,174	1,749
Contribution from a noncontrolling interest	138	-
Purchase of noncontrolling interests	-	(6,393)
Other financing activities, net	-	(6,897)
Net cash provided by (used in) financing activities	(960,012)	4,455,085
Net increase in cash, cash equivalents and restricted cash	177,838	188,914
Cash, cash equivalents and restricted cash at beginning of period	248,678	145,115
Cash, cash equivalents and restricted cash at end of period	$426,516	$334,029
Supplemental information:
Interest paid	$290,250	$178,882
Income taxes paid, net of refunds	$201,979	$68,627
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$14,186	$27,683
Noncash purchases of property and equipment	$20,342	$-
Right-of-use assets obtained in exchange for operating lease obligations(1)	$22,886	$115,579

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)	Amounts for the nine months ended September 30, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

Nexstar Media Group, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Nexstar”, “we”, “our, “ours”, and “us”), is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations, interactive community websites and digital media services. As of September 30, 2020, we owned, operated, programmed or provided sales and other services to 197 full power television stations, including those owned by consolidated variable interest entities (“VIEs”), and one AM radio station in 115 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of September 30, 2020, the stations reached approximately 39% of all U.S. television households (applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provide sales, programming, and other services to 36 full power television stations owned by independent third parties. Nexstar also owns WGN America, a national general entertainment cable network, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”) and a portfolio of real estate assets.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently-owned VIEs for which we are the primary beneficiary (See Note 2, “Variable Interest Entities”). Nexstar and the consolidated VIEs are collectively referred to as the “Company.” Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar’s stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$9,735	$9,837
Property and equipment, net	19,776	19,586
Goodwill	102,447	102,447
FCC licenses	151,782	138,482
Network affiliation agreements, net	51,767	55,378
Other intangible assets, net	-	22
Other noncurrent assets, net	4,106	6,818
Total assets	$339,613	$332,570

Current liabilities	$19,819	$19,653
Noncurrent liabilities	40,010	42,012
Total liabilities	$59,829	$61,665

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

The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. This was followed by a significant improvement in the Company’s financial results in the remaining part of second quarter and in the third quarter of 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses which has had a favorable impact to the macroeconomic environment and to the Company’s revenue. As of September 30, 2020, the Company remained profitable. Its current year results were also higher than prior year results primarily due to contributions from the acquisition of Tribune Media Company (“Tribune”) in September 2019 and revenue from political advertising in 2020. Overall, the disruptions from COVID-19 did not have a material impact on the Company’s liquidity. As of September 30, 2020, the Company’s unrestricted cash on hand amounted to $409.9 million and the Company had a positive working capital of $669.5 million, both increased from the December 31, 2019 levels of $232.1 million and $404.2 million, respectively. As of September 30, 2020, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $172.7 million and $25.0 million under the respective amended Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of September 30, 2020, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s condensed consolidated financial statements.

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

Variable Interest Entities

Nexstar may determine that an entity is a VIE as a result of local service agreements entered into with that entity. The term local service agreement generally refers to a contract between two separately owned television stations serving the same market, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control of and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) or a local marketing agreement (“LMA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Nexstar consolidates entities in which it is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantees of the obligations incurred under certain VIEs’ senior secured credit facilities (see Note 9), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each such VIE which permit Nexstar to acquire the assets and assume the liabilities of these VIEs’ stations (except for Mission stations in three markets), subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2020 with its consolidated VIEs:

Service Agreements	Owner	Full Power Stations
TBA Only	Mission Broadcasting, Inc. ("Mission")	WFXP, KHMT and KFQX
LMA Only	WNAC, LLC	WNAC
	54 Broadcasting, Inc. (“54 Broadcasting”)	KNVA
SSA & JSA	Mission	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
	White Knight Broadcasting (“White Knight”)	WVLA, KFXK, KSHV
	Shield Media, LLC (“Shield”)	WXXA and WLAJ
	Vaughan Media, LLC (“Vaughan”)	WBDT, WYTV and KTKA
SSA Only	Tamer Media, LLC (“Tamer”)	KWBQ, KASY and KRWB
	Mission	KMSS, KPEJ, KLJB

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$9,153	$12,944
Accounts receivable, net	19,655	17,995
Prepaid expenses and other current assets	2,541	1,921
Total current assets	31,349	32,860
Property and equipment, net	47,360	42,308
Goodwill	138,936	135,634
FCC licenses	151,782	138,482
Network affiliation agreements, net	91,118	66,679
Other intangible assets, net	1,250	513
Other noncurrent assets, net	12,412	12,749
Total assets	$474,207	$429,225

Current liabilities:
Current portion of debt	$1,492	$3,433
Interest payable	454	834
Other current liabilities	19,819	19,653
Total current liabilities	21,765	23,920
Debt	244,259	241,190
Deferred tax liabilities	22,512	22,505
Other noncurrent liabilities	17,498	19,507
Total liabilities	$306,034	$307,122

On December 1, 2014, Nexstar met the accounting criteria for a controlling financial interest in Marshall Broadcasting Group, Inc. (“Marshall”) as a result of (i) local service agreements (JSAs and SSAs) Nexstar had with the three television stations previously owned by Marshall, (ii) Nexstar’s previous guarantee of the obligations incurred under Marshall’s previous senior secured credit facility, and (iii) Nexstar’s previous power over activities affecting Marshall’s significant economic performance, including management advice and consultation on broadcast matters, the ability to sell certain advertising on the Marshall stations, and the production of the Marshall stations’ news and other programming.  Thus, Nexstar consolidated Marshall and its stations beginning on December 1, 2014. In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain executory contracts between Nexstar and Marshall, including the JSAs.

As a result of Marshall’s filing for bankruptcy protection and the cancellation of the JSAs, Nexstar determined that it no longer had the power to direct the most significant economic activities of the entity and thus no longer met the accounting criteria for a controlling financial interest in Marshall due to the bankruptcy court taking control of Marshall’s significant financial affairs.  Therefore, in accordance with the applicable accounting standards, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019. Accordingly, the operating results and cash flows of Marshall for the three and nine months ended September 30, 2020 were excluded and the operating results and cash flows of Marshall for the three and nine months ended September 30, 2019 were included in the accompanying Condensed Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The assets, liabilities and equity of Marshall as of September 30, 2020 and December 31, 2019 were excluded in the accompanying Condensed Consolidated Balance Sheets.

On March 30, 2020, Mission entered into an asset purchase agreement to acquire certain assets of the three television stations previously owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market. On April 1, 2020, the acquisition was approved by the Bankruptcy Court for the Southern District of Texas. On September 1, 2020, Mission completed this acquisition. The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million in cash was funded by cash on hand (See Note 3 for additional information). Upon closing of the acquisition, the SSAs between Nexstar and Marshall and the debt agreement between Mission and Marshall were terminated, thus, Nexstar no longer holds a variable interest in Marshall. On September 1, 2020, Mission entered into new SSAs with Nexstar.

As a result of Mission’s acquisition of the former Marshall stations, Nexstar determined that it has variable interests in these stations as a result of the new SSAs effective September 1, 2020 and Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility. Nexstar has also evaluated its arrangements with these stations and with Mission and determined that it is the primary beneficiary of the variable interests because Nexstar has the ultimate power to direct the activities that most significantly impact the economic performance of the stations including developing the annual operating budget, management advice and consultation on broadcast matters and the production of news and other programming. Therefore, Nexstar has consolidated these stations under authoritative guidance related to the consolidation of variable interest entities beginning on September 1, 2020.

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

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing Nexstar’s diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic	44,979	46,114	45,313	45,997
Dilutive effect of equity incentive plan instruments	1,758	-	1,751	1,922
Weighted average shares outstanding - diluted	46,737	46,114	47,064	47,919

During the three months ended September 30, 2020 and 2019, stock options and restricted stock units to acquire a weighted average of 85,000 and 2,700 shares of Class A common stock, respectively, were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

During the nine months ended September 30, 2020 and 2019, stock options and restricted stock units to acquire a weighted average of 157,000 shares and 10,900 shares of Class A common stock, respectively, were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In April 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. The Company adopted this guidance concurrent with its adoption of ASU 2016-13 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures and no cumulative-effect adjustment was required.

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

In connection with the Company’s estimate of allowance for doubtful accounts, due to the expected loss from future payments as a result of economic uncertainty arising from (i) the negative effects which the COVID-19 pandemic has had on the United States economy and financial markets, and (ii) other economic factors, the Company increased the allowance for doubtful accounts on its accounts receivable to $29.1 million as of September 30, 2020. In the third quarter of 2020, Nexstar also recorded a $13.1 million allowance for uncollectible amounts due from Marshall (in other noncurrent assets), an entity for which Nexstar had a variable interest (See Note 2, “Variable Interest Entities”). During the three and nine months ended September 30, 2020, the Company recorded bad debt expense of $14.4 million and $24.7 million, respectively, including the provision for amounts due from Marshall in the third quarter of 2020.

New Accounting Standards Not Yet Adopted

On August 26, 2020, as part of its broader disclosure effectiveness initiative, the SEC issued Final Rule Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105” (“SEC Rule 33-10825”), which amends the disclosure rules relating to the description of the business, legal proceedings, and risk factors which are required in many SEC filings, including Form 10-K and registration statements. Key changes include: (i) requiring a principles-based description of the company’s human capital resources, including any human capital measures/objectives that the company focuses on in managing its business (e.g., those that address the development, attraction, and retention of personnel) when material to understanding the business; (ii) eliminating the requirement to disclose business developments over the last five years and focusing on developments that are critical to understanding the company’s business, and, after an initial registration statement, permitting companies to provide only an update of material business developments, so long as the full discussion of business developments from a single previously-filed registration statement or report is incorporated by reference; (iii) increasing the quantitative threshold for disclosing certain governmental environmental proceedings and allowing legal proceedings disclosures to be hyperlinked or cross-referenced to other sections in the document; and (iv) shifting the focus to “material” risk factors categorized by relevant heading and requiring a risk factor summary when the risk factor section is longer than 15 pages. SEC Rule 33-10825 is effective on November 9, 2020. The Company is currently assessing the potential impacts of the adoption of SEC Rule 33-10825 may have on its Condensed Consolidated Financial Statements upon its adoption.

On May 21, 2020, the SEC issued Final Rule Release No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses to improve the financial information provided to investors, facilitate more timely access to capital, and reduce the complexity and costs to prepare disclosure. SEC Rule 33-10786, among other things, (i) amends the tests used to determine significance and expand the use of proforma financial information; (ii) revises the proforma information requirements; (iii) reduces the maximum number of years for which financial statements under Regulation S-X are required to two years; (iv) permit abbreviated financial statements for certain acquisitions; (v) modifies the disclosure requirements relating to the aggregate effect of acquisitions for which financial statements are not required; and (vi) conforms the significance threshold and tests on both disposed and acquired businesses. The amendments are effective January 1, 2021, but early compliance is permitted. The Company does not expect the standard to have a material impact on its Condensed Consolidated Financial Statements upon its adoption effective January 1, 2021.

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

Note 3:  Acquisitions and Dispositions

2020 Acquisitions

On January 27, 2020, Nexstar and Sinclair Broadcast Group, Inc. (“Sinclair”) resolved the outstanding lawsuit between Tribune and Sinclair. Tribune was acquired by Nexstar on September 19, 2019. As part of the resolution, Nexstar acquired from Sinclair certain non-license assets associated with television station KGBT-TV and the assets of television station WDKY, as further discussed below. For additional information with respect to the litigation between Tribune and Sinclair and its resolution, see Note 15, “Commitment and Contingencies,” “Termination of Tribune and Sinclair Merger Agreement.”

On January 27, 2020, Nexstar acquired from Sinclair certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $17.9 million in cash funded by cash on hand.

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

On March 30, 2020, Mission, a VIE consolidated by Nexstar, entered into an asset purchase agreement to acquire certain assets of the three television stations formerly owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market. On April 1, 2020, the acquisition was approved by the Bankruptcy Court for the Southern District of Texas. On September 1, 2020, Mission completed this acquisition which allowed it entrance into these markets. The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million in cash was funded by cash on hand. On September 1, 2020, Mission also entered into new SSAs with Nexstar.

On September 17, 2020, Nexstar completed the acquisition of WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair for $18.0 million in cash, funded by cash on hand. This acquisition allowed Nexstar entrance into this market. Based on the preliminary purchase price allocation, the provisional fair values of identifiable net assets acquired were $37.0 million which led to a bargain purchase gain of $19.0 million. The bargain purchase gain was recognized as a result of Sinclair’s motivation to sell the station to Nexstar as part of a resolution to settle the existing lawsuit between Tribune and Sinclair on January 27, 2020 (see Note 15, “Commitment and Contingencies,” “Termination of Tribune and Sinclair Merger Agreement” for additional information with respect to this litigation resolution). Because the lawsuit between Tribune and Sinclair existed before Nexstar’s acquisition of Tribune on September 19, 2019, the bargain purchase gain, net of tax effects, was recorded as a measurement period adjustment to the Tribune acquisition and reduced goodwill. See “2019 Merger with Tribune” below for additional information.

Subject to final determination, which is expected to occur within twelve months of the acquisition dates, the provisional fair values of the assets acquired and liabilities assumed associated with the 2020 acquisitions described above are as follows (in thousands):

Assets acquired
Cash	$2,099
Accounts receivable, net	3,918
Prepaid expenses and other current assets	6,010
Property and equipment	25,896
FCC licenses	39,217
Network affiliation agreements	71,739
Goodwill	7,643
Other intangible assets	6,693
Other noncurrent assets	2,537
Total assets acquired	165,752
Less: Broadcast rights payable	(6,302)
Accrued expenses and other current liabilities	(4,207)
Operating lease liabilities	(1,879)
Bargain purchase gain	(18,980)
Total Purchase Price	$134,384

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill ($3.3 million) and FCC licenses ($13.3 million) attributable to the stations that Mission acquired from Marshall are deductible for tax purposes. Nexstar is currently evaluating the deductibility of goodwill ($4.3 million) and FCC licenses ($25.9 million) attributable to stations KGBT, WJZY/WMYT and WDKY for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 9 years.

The combined net revenue of $47.2 million and operating income of $17.9 million from the respective stations’ acquisition dates to September 30, 2020 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs related to these acquisitions, including legal and professional fees, were $1.7 million and $4.3 million during the three and nine months ended September 30, 2020, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations.

2020 Dispositions

On January 14, 2020, the Company sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale). Nexstar recognized a $2.4 million gain on disposal of this business.

On March 2, 2020, Nexstar completed the sale of Fox affiliate television station KCPQ and MyNetworkTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. Nexstar recognized a $4.7 million net gain on disposal of these stations. The proceeds from the sale of the stations were partially used to prepay the Company’s term loans (see Note 9, “Debt”).

The net gain that resulted from the divestitures of stations and other business was recorded in the Gain on disposal of stations and entities, net in the accompanying Condensed Consolidated Statements of Operations.

Pro forma information for the above acquisitions and dispositions has not been provided as the Company believes that the impact of the historical financial results, both individually and in aggregate, to the Company’s revenue, operating income, net income, and earnings per share are not material.

2019 Merger with Tribune

On September 19, 2019, Nexstar completed its acquisition of Tribune pursuant to a merger agreement (the “Merger”). As a result of the Merger, Nexstar acquired 31 full power stations and one AM radio station in 23 markets (net of divestitures of 13 Tribune full power television stations in 11 markets). Nexstar also acquired WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets.

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

The cash consideration, the repayment of then-existing indebtedness of Tribune and the related fees and expenses were funded through a combination of proceeds from station divestitures, proceeds from the $1.120 billion 5.625% Notes due 2027 (See Note 9), Term Loan A and Term Loan B borrowings in 2019 and cash on hand of Nexstar and Tribune.

The estimated fair values of the assets acquired, liabilities assumed, and noncontrolling interests (net of the effects of the Tribune Divestitures) are as follows (in thousands):

Purchase Price
Assets acquired	Allocation (1)
Cash and cash equivalents	$1,289,251
Restricted cash and cash equivalents	16,609
Accounts receivable, net	366,820
Prepaid expenses and other current assets	227,770
Property and equipment	511,255
Goodwill	896,154
FCC licenses	1,249,286
Network affiliation agreements	1,303,858
Other intangible assets	742,114
Equity investments	1,460,440
Assets held for sale	239,750
Other noncurrent assets	276,099
Total assets acquired	8,579,406

Liabilities assumed
Accounts payable	(41,233)
Accrued expenses and other current liabilities	(358,632)
Income taxes payable	(158,873)
Deferred tax liabilities	(1,073,524)
Other noncurrent liabilities	(761,649)
Total liabilities assumed	(2,393,911)
Noncontrolling interests	(6,201)
Net assets acquired and consolidated	$6,179,294

(1)	The purchase price allocation includes the effects of measurement period adjustments recorded in the fourth quarter of 2019 and in fiscal year 2020 as further discussed below.

The estimated purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

We recorded measurement period adjustments in accordance with FASB’s guidance regarding business combinations in the fourth quarter of fiscal year 2019 and in fiscal year 2020 based on our valuation and purchase price allocation procedures as well as new information obtained about facts and circumstances that existed as of the acquisition date, as follows:

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

In 2020, Nexstar recorded additional measurement period adjustments, including (i) a $121.7 million increase in other current assets, (ii) a decrease in goodwill of $94.8 million, (iii) a decrease in accrued expenses and other current liabilities of $3.0 million, (iv) an increase in income tax payable of $32.3 million, and (v) a decrease in deferred tax liabilities of $2.4 million. These measurement period adjustments were primarily attributable to Nexstar’s settlement with Sinclair, dated January 27, 2020, to resolve the existing lawsuit between Tribune and Sinclair. The consummation of the terms of the settlement agreement in 2020 resulted in the recognition of other current assets that Nexstar acquired from its merger with Tribune. Nexstar realized these acquired other current assets upon receiving a cash consideration of $98.0 million from Sinclair on January 27, 2020 and Nexstar completing its acquisition of television station WDKY from Sinclair at a bargain purchase price on September 17, 2020 resulting in a $19.0 million bargain purchase gain (See “2020 Acquisitions” above). The cash consideration received from Sinclair and the gain on bargain purchase of WDKY resulted in an income tax payable of $30.0 million. Both the cash consideration received and the gain on bargain purchase of WDKY from Sinclair, less tax effects, were accounted for as a reduction to the goodwill attributable to the Tribune acquisition of $87.0 million. The measurement period adjustments recognized in 2020 had no significant impact on the Company’s Condensed Consolidated Statements of Operations in the current year and prior year.

Restricted cash and cash equivalents primarily consist of funds held by Tribune to satisfy the remaining claim obligations pursuant to Tribune’s Chapter 11 reorganization (See Note 15).

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

The equity investments primarily include Nexstar’s 31.3% ownership stake in TV Food Network with an estimated fair value of $1.447 billion at acquisition date. The remainder relates to various investments in private companies. See Note 6 for additional information.

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

The acquisition of certain real estate property located in Chicago (included in property and equipment, net in the estimated purchase price allocation above) resulted in noncontrolling interest of $6.2 million, representing the ownership stake of a third party. The estimated fair value of the noncontrolling interest is estimated by applying the market approach valuation technique.

In connection with the Merger, Nexstar assumed certain contingencies as described further in Note 15.

Tribune’s net revenue of $471.6 million and operating income of $78.4 million from September 19, 2019 to December 31, 2019 have been included in the accompanying Condensed Consolidated Statements of Operations.

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Net revenue	$961,395	$2,923,988
Income before income taxes	11,000	268,427
Net (loss) income	(19,088)	175,531
Net (loss) income attributable to Nexstar	(19,757)	170,145

Future Acquisitions

On July 8, 2020, Nexstar assigned to Mission its option to purchase the CW affiliated station WPIX in the New York, NY market from The E.W. Scripps Company (“Scripps”). On the same date, Mission notified Scripps of its exercise of the option to purchase the station for a purchase price of $75.0 million, subject to customary adjustments, plus accrued interest in accordance with the option agreement. Mission expects to fund this acquisition through its new borrowing that is to be guaranteed by Nexstar. On August 28, 2020, Mission signed a purchase agreement to acquire WPIX. The acquisition is subject to FCC approval and other customary conditions and Mission expects it to close at the end of 2020. This acquisition will allow Mission entrance into this market. Upon Mission’s acquisition of WPIX, Nexstar intends to enter into a local service agreement and option agreement. Nexstar previously acquired WPIX through a merger with Tribune but simultaneously sold the station to Scripps on September 19, 2019. Under Nexstar’s sale agreement with Scripps, Nexstar was granted an assignable option to purchase the station.

On August 7, 2020, Nexstar assigned to Mission its option to purchase the assets of WNAC, the Fox affiliated full power television station serving the Providence, Rhode Island market, from WNAC, LLC. On the same date, Mission entered into an Assignment and Assumption Agreement with Nexstar and notified WNAC, LLC of its exercise of the option. The purchase price is equal to a base purchase price, plus an escalation amount per day from the date of the option agreement until the completion of the acquisition, minus a credit for an outstanding loan (all defined in the option agreement). Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition has received FCC approval and Mission expects it to close in the fourth quarter of 2020. Nexstar currently provides services to WNAC under an LMA (See Note 2, “Variable Interest Entities”) which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase WNAC from Mission.

On August 7, 2020, Nexstar also assigned to Mission its option to purchase KASY, KWBQ and KRWB from Tamer. KASY (MNTV affiliated), KWBQ (CW affiliated) and KRWB (CW affiliated) are full power television stations serving the Albuquerque, New Mexico market. On the same date, Mission entered into an Assignment and Assumption Agreement with Nexstar and notified Tamer of its exercise of the option. The purchase price is equal to a base purchase price, plus an escalation amount per year from the date of the option agreement until completion of the acquisition, minus a fixed monthly credit from the date of the option agreement until completion of the acquisition (all defined in the option agreement). Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition has received FCC approval and Mission expects it to close in the fourth quarter of 2020. Nexstar currently provides services to these stations under an SSA (See Note 2, “Variable Interest Entities”) which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase the stations from Mission.

On August 10, 2020, Nexstar assigned to Mission its options to purchase WXXA-TV, the Fox affiliate in the Albany, NY market, and WLAJ TV, the ABC affiliate in the Lansing, MI market, from Shield (“Shield Stations”). On the same date, Mission entered into an Assignment and Assumption Agreement with Nexstar and notified Shield of its exercise of the options to purchase the stations. The purchase price of these stations is $20.8 million. Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition of the Shield Stations has received FCC consent and Mission expects to close in the fourth quarter of 2020. Nexstar currently provides services to the Shield Stations under JSAs and SSAs (See Note 2, “Variable Interest Entities”) which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase the stations from Mission.

Note 4:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2020			December 31, 2019
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,118,357	$(827,673)	$2,290,684	$3,223,906	$(691,640)	$2,532,266
Other definite-lived intangible assets	1-20	965,293	(300,893)	664,400	961,350	(233,996)	727,354
Other intangible assets		$4,083,650	$(1,128,566)	$2,955,084	$4,185,256	$(925,636)	$3,259,620

The following table presents the Company’s estimate of amortization expense for the remainder of 2020, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2020 (in thousands):

Remainder of 2020	$72,775
2021	271,338
2022	268,939
2023	266,054
2024	264,272
Thereafter	1,811,706
$2,955,084

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2019	$3,129,169	$(132,294)	$2,996,875	$2,968,875	$(47,410)	$2,921,465
Current year acquisitions (See Note 3)	7,643	-	7,643	39,217	-	39,217
Current year divestitures (See Note 3)	(48,429)	-	(48,429)	(104,308)	-	(104,308)
Measurement period adjustments related to Nexstar and Tribune merger (See Note 3)	(94,775)	-	(94,775)	-	-	-
Balances as of September 30, 2020	$2,993,608	$(132,294)	$2,861,314	$2,903,784	$(47,410)	$2,856,374

In each of the first three quarters of 2020, the Company evaluated the changes in facts and circumstances and general market declines resulting from the COVID-19 pandemic, including their impact on its current operating results and whether an impairment triggering event has occurred on its indefinite-lived intangible assets, long-lived assets (including finite-lived intangible assets) and reporting units with goodwill. Based on the results of the evaluation, the Company concluded that, as of September 30, 2020, no impairment triggering events had occurred on these assets, mainly because as of this date, the Company’s market capitalization exceeded the carrying amount of its equity by a substantial amount. Despite the adverse effects of COVID-19 in the Company’s financial results, mostly in the first part of the second quarter of 2020, there were significant improvements in the Company’s financial results as certain areas throughout the United States permitted the re-opening of non-essential businesses which has had a favorable impact to the macroeconomic environment and to the Company’s revenue. In the third quarter of 2020 and on a year to date basis, the Company remained profitable. There were also no material changes in its customer mix, including advertisers, multichannel video programming distributors and online video distributors. Due to the continued impact of the COVID-19 pandemic subsequent to September 30, 2020, the Company will continue to evaluate its indefinite-lived intangible assets, long-lived assets and goodwill to determine if an impairment triggering event will occur in future periods. Any further adverse impact of COVID-19 or the general market conditions on the Company’s operating results could reasonably be expected to negatively impact the fair value of the Company’s indefinite-lived intangible assets and its reporting units as well as the recoverability of its long-lived assets and may result in future impairment charges which could be material.

Note 5:  Assets Held for Sale

Assets held for sale in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Real estate	$4,524	$240,524

In January 2020, management deferred its planned disposition of certain non-depreciable real estate property located in Chicago with a carrying amount of $236.0 million. In December 2019, the asset was previously classified as held for sale. The decision to defer the sale effort was driven by current uncertainties in the local government’s policies around property taxes which could impact a potential buyer’s perception of the property’s fair market value. Because the property is land with no limited useful life, management believes that, as of September 30, 2020, its fair value exceeded the carrying value and there was no impairment. As a result of this development, the property no longer meets the criteria of classifying as held for sale as it is not probable to sell the property within one year. Thus, the Company reclassified this asset from held for sale to property, plant and equipment (held and used) in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020. The reclassification of the land property did not impact the Company’s results of operations during the three and nine months ended September 30, 2020.

Note 6:  Investments

Investments consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Equity method investments	$1,308,794	$1,471,866
Other equity investments	5,064	5,487
Total investments	$1,313,858	$1,477,353

Equity Method Investments

The Company’s equity method investments primarily included Nexstar’s investment in TV Food Network, in which Nexstar has an ownership stake of 31.3%. Nexstar acquired its investment in TV Food Network through the Merger (See Note 3). Nexstar’s partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership. As of September 30, 2020, Nexstar’s investment in TV Food Network had a book value of $1.289 billion. The Company received cash distributions from TV Food Network totaling $9.9 million and $207.0 million during the three and nine months ended September 30, 2020, respectively.

TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems.

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2020. Nexstar intends to renew its partnership agreement with Discovery on TV Food Network. In the event of a liquidation, Nexstar would be entitled to its proportionate share of distributions to partners which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805 “Business Combinations.” Additionally, the Company measured its estimated share of the basis difference attributable to investees’ goodwill. As a result of its acquired investment in TV Food Network on September 19, 2019 through the Merger, Nexstar estimated a total of $853.2 million for its share of the basis difference attributable to investees’ amortizable intangible assets. Nexstar also estimated a basis difference of $500.4 million attributable to investees’ goodwill.

The Company amortizes its share of the basis differences attributable to tangible assets and intangible long-lived assets of investees, including TV Food Network, and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2020, the Company’s remaining share of basis difference related to equity method investments, including TV Food Network, totaled $702.8 million and has a weighted average remaining useful life of approximately 6.0 years.

Income (loss) on equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income on equity investments, net, before amortization of basis difference	$52,801	$7,242	$152,170	$6,302
Amortization of basis difference	(36,940)	(4,025)	(110,819)	(4,241)
Income on equity investments, net	$15,861	$3,217	$41,351	$2,061

Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended	Nine Months Ended	September 19, 2019 to
	September 30, 2020	September 30, 2020	September 30, 2019
Net revenue	$306,390	$933,929	$46,437
Costs and expenses	137,156	448,760	16,852
Income from operations	169,233	485,169	29,585
Net income	170,543	491,957	24,991
Net income attributable to Nexstar Media Group, Inc.	53,370	153,953	7,822

In each of the first three quarters of 2020, the Company evaluated its equity method investments for other-than-temporary impairment (“OTTI”) due to the events and circumstances surrounding the COVID-19 pandemic. Based on the results of the review, the Company determined that an OTTI had not occurred as of September 30, 2020. The Company may experience future declines in the fair value of its equity method investments, and it may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and financial statement disclosures of the investees as well as the general market conditions. The Company will continue to evaluate its equity method investments in future periods to determine if an OTTI has occurred.

Other Equity Investments

Other equity investments are investments without readily determinable fair values. All of the Company’s other equity investments are ownership interests in private companies. These assets were recorded at cost, subject to periodic evaluation of the carrying values.

Note 7:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Compensation and related taxes	$85,840	$88,372
Interest payable	31,391	88,600
Network affiliation fees	51,217	62,901
Other	111,368	182,638
	$279,816	$422,511

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$-	$-	$5	$-	$248	$32	$-	$-
Interest cost	2,925	3,875	138	200	13,374	1,841	33	5
Expected return on plan assets	(4,925)	(5,475)	-	-	(22,341)	(3,024)	-	-
Amortization of prior service costs	-	-	(13)	-	-	-	-	-
Amortization of net loss	-	-	43	-	-	-	-	-
Net periodic benefit cost (credit)	$(2,000)	$(1,600)	$173	$200	$(8,719)	$(1,151)	$33	$5

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$-	$-	$15	$-	$744	$32	$-	$-
Interest cost	8,775	11,625	413	600	40,122	1,841	99	5
Expected return on plan assets	(14,775)	(16,425)	-	-	(67,023)	(3,024)	-	-
Amortization of prior service costs	-	-	(38)	-	-	-	-	-
Amortization of net loss	-	-	128	-	-	-	-	-
Net periodic benefit cost (credit)	$(6,000)	$(4,800)	$518	$600	$(26,157)	$(1,151)	$99	$5

During the three and nine months ended September 30, 2020, Nexstar’s cash contributions to the Tribune qualified pension plans were $0 and $5.7 million, respectively. During the three and nine months ended September 30, 2019, Nexstar made no cash contribution to the Tribune qualified pension plans. In 2020 and 2019, there were no mandatory cash contribution requirements for the Media General qualified pension plans and for the Tribune and Media General OPEB.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes a provision that allows employers to defer payment of contributions to U.S. defined benefit pension plans due in 2020 until January 1, 2021. Nexstar elected not to defer the remaining cash contribution requirements to its qualified pension plans under the CARES Act. In October 2020, Nexstar fulfilled its remaining contribution requirements to the Tribune qualified pension plans for the current year (See Note 17).

The primary investment objective of the pension benefit plans is to build and ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. To meet this objective, the pension benefit plans seek to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. The current investment policy includes a strategy intended to maintain an adequate level of diversification, subject to normal portfolio risks. As a result of the general market downturn resulting from the COVID-19 pandemic, the fair value of the pension plans’ assets declined in the first half of 2020. The market significantly rebounded in the third quarter of 2020 but remains volatile. While the Company continues to monitor the performance of the pension plans’ assets, the fluctuations have not materially impacted the Company’s financial position or liquidity in the first three quarters of 2020. To the extent that there is further material deterioration in plan assets, the Company’s pension benefit plans may require additional contributions and/or may negatively impact future pension credit or expense of the Company.

In September 2020, the Tribune defined benefit retirement plans offered certain terminated vested participants a voluntary, limited time offer to receive their pension benefit in a single lump sum payment or to start a monthly payment, payable as of December 1, 2020. To be eligible for this offer, participants must have terminated employment prior to July 1, 2020, such employment shall remain terminated through December 1, 2020 and have a lump sum value of $50,000 or less. If a participant commences benefits, dies, or is rehired prior to December 1, 2020, the offer shall no longer be valid. The participants eligible to take this limited time offer can submit their elections on or before October 31, 2020. As of the filing of this Quarterly Report on Form 10-Q, Nexstar is unable to reasonably estimate the benefit payments from the Tribune pension plan assets in connection with this offer. However, we anticipate the Tribune qualified pension plans will make benefit payments from the pension plan assets in the fourth quarter of 2020.

Note 9:  Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term loans	$4,956,865	$5,914,703
Revolving loans	225,000	-
5.625% Notes due 2024	-	900,000
5.625% Notes due 2027	1,785,000	1,785,000
4.75% Notes due 2028	1,000,000	-
Total outstanding principal	7,966,865	8,599,703
Less: unamortized financing costs and discount - Term Loans	(81,194)	(104,281)
Less: unamortized financing costs and discount - 5.625% Notes due 2024	-	(9,955)
Add: unamortized premium, net of financing costs - 5.625% Notes due 2027	6,185	7,121
Less: unamortized financing costs and discount - 4.75% Notes due 2028	(9,316)	-
Total outstanding debt	7,882,540	8,492,588
Less: current portion	(22,921)	(109,310)
Long-term debt, net of current portion	$7,859,619	$8,383,278

2020 Transactions

On September 3, 2020, Nexstar and Mission amended their respective credit agreements (also herein referred to as senior secured credit facilities), which provides for first lien term loans and revolving credit facilities. The amendments provide for a new senior secured revolving credit facility (the “2020 Revolving Facility”) in an aggregate capacity of $280.0 million, of which $30.0 million was initially allocated to Nexstar and $250.0 million was initially allocated to Mission. The 2020 Revolving Credit Facility is in addition to the $139.7 million and $3.0 million unused capacities under Nexstar’s and Mission’s existing revolving credit facilities, respectively. The 2020 Revolving Facility bears interest at the LIBOR rate, with a margin in the range of 1.75% to 2.50%, determined based on a leverage-based grid. The terms of the 2020 Revolving Facility are substantially the same as Nexstar’s and Mission’s existing revolving credit facilities, including the maturity date of October 26, 2023. The amendments also made certain changes to the Mission credit agreement, including to permit the consummation of the acquisition of WPIX by Mission, for which a purchase agreement was signed on August 28, 2020 (see Note 3, “Acquisitions and Dispositions”), and other future acquisitions by Mission as a general matter.

Following the establishment of the 2020 Revolving Facility, Mission reallocated its $3.0 million available capacity under its existing revolving credit facility to Nexstar. Mission also drew upon $225.0 million under the 2020 Revolving Facility and used the proceeds to pay in full the remaining outstanding principal balance under Mission’s term B loan of $224.5 million. The prepayment of Mission’s term B loan resulted in a loss on extinguishment of debt of $2.7 million representing write-off of unamortized debt financing costs and discounts.

On September 25, 2020, Nexstar completed the sale and issuance of $1.0 billion 4.75% senior unsecured notes due 2028 (“4.75% Notes due 2028”) at par. The 4.75% Notes due 2028 were issued under an indenture dated as of September 25, 2020 (“4.75% Notes due 2028 Indenture”). The net proceeds from the issuance of the 4.75% Notes due 2028 was used to redeem the $900.0 million 5.625% senior unsecured notes due 2024 (“5.625% Notes due 2024”) in full at a redemption price equal to 102.813% of the principal amount thereof, plus accrued and unpaid interest and related fees and expenses. The remainder of the proceeds was used for general corporate purposes. The redemption of the 5.625% Notes due 2024 resulted in a loss on extinguishment of debt of $33.9 million in the condensed consolidated statements of operations, representing premiums paid to retire the 5.625% Notes due 2024 and write-off of unamortized debt financing costs and discounts.

The 4.75% Notes due 2028 will mature on November 1, 2028. Interest on the 4.75% Notes due 2028 is payable semiannually in arrears on May 1 and November 1 of each year, with the first interest payment due on May 1, 2021. The 4.75% Notes due 2028 are guaranteed by Nexstar, Mission and certain of Nexstar’s and Mission’s existing and future restricted subsidiaries, subject to certain customary release provisions.

The 4.75% Notes due 2028 are senior unsecured obligations of Nexstar and the guarantors, rank equal in right of payment with our and the guarantors’ existing and future senior indebtedness, including Nexstar’s 5.625% senior unsecured notes due 2027 (the “5.625% Notes due 2027”), its term loans and its revolving credit facilities, but effectively junior to our and the guarantors’ secured debt, including the term loans and revolving credit facilities, to the extent of the value of the assets securing such debt.

Nexstar has the option to redeem all or a portion of the 4.75% Notes due 2028 at any time prior to November 1, 2023 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole premium as of the date of redemption. At any time prior to November 1, 2023, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price of 104.75%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from certain equity offerings. At any time on or after November 1, 2023, Nexstar may redeem the 4.75% Notes due 2028, in whole or in part, at the redemption prices set forth in the 4.75% Notes due 2028 Indenture.

Upon the occurrence of a change in control (as defined in the 4.750% Notes due 2028 Indenture), each holder of the 4.75% Notes due 2028 may require Nexstar to repurchase all or a portion of the notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 4.75% Notes due 2028 Indenture contains covenants that limit, among other things, Nexstar’s and the guarantors’ ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) transfer or sell assets, (5) create liens, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries, (7) guarantee certain indebtedness and (8) engage in transactions with affiliates.

The 4.75% Notes due 2028 Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs and is continuing, the Trustee or holders of at least 25% in principal amount of the then outstanding 4.75% Notes due 2028 may declare the principal of, premium, and accrued but unpaid interest, including additional interest, on all the 4.75% Notes due 2028 to be due and payable. Upon such a declaration, such principal, premium and accrued and unpaid interest will be due and payable immediately.

As of September 30, 2020, Nexstar recorded $9.3 million in legal, professional and underwriting fees related to the new 4.750% Notes due 2028. Debt financing costs are netted against the carrying amount of the related debt.

During the nine months ended September 30, 2020, Nexstar prepaid a total of $480.0 million in principal balance under its term loans, funded by cash on hand. On March 9, 2020, Nexstar also made an additional principal prepayment of $200.0 million on its term loans pursuant to the mandatory prepayment requirement of its amended credit agreement. The mandatory prepayment resulted from the disposition of certain television station assets in the Seattle, WA and Milwaukee, WI markets to Fox (see Note 3, “Acquisitions and Dispositions”). The total prepayments of term loans resulted in a loss on extinguishment of debt of $8.4 million for the nine months ended September 30, 2020, representing write-offs of unamortized debt financing costs and discounts.

During the nine months ended September 30, 2020, the Company also repaid scheduled principal maturities of $53.3 million of its term loans, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $172.7 million and $25.0 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2020. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2020, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission and Shield senior secured credit facilities in the event of their default. Mission and Nexstar Digital LLC (“Nexstar Digital”), a wholly-owned subsidiary of Nexstar, are both guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 5.625% Notes due 2027 and 4.750% Notes due 2028. Nexstar Digital does not guarantee any of the notes. Shield is not a guarantor of any debt within the group.

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options, exclusive of stations in the Shreveport, Louisiana, Odessa, Texas and Quad Cities, Iowa/Illinois markets, to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2021 and 2028, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2020, the Company was in compliance with its financial covenants.

Note 10:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 94 years, some of which may include options to extend the leases from two to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of September 30, 2020 were not material and are excluded.

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Balance Sheet Classification	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$219,380	$235,285
Current lease liabilities	Other current liabilities	$34,434	$35,043
Noncurrent lease liabilities	Other noncurrent liabilities	$171,639	$185,722

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $3,165 as of September 30, 2020 and $2,526 as of December 31, 2019	Property, plant and equipment, net	$7,825	$8,138
Current lease liabilities	Other current liabilities	$1,006	$900
Noncurrent lease liabilities	Other noncurrent liabilities	$14,417	$15,177

Weighted Average Remaining Lease Term
Operating leases		6.8 years	7.4 years
Finance leases		10.9 years	11.6 years
Weighted Average Discount Rate
Operating leases		5.1%	5.3%
Finance leases		5.7%	5.7%

Operating lease expense for the three months ended September 30, 2020 was $11.6 million, of which $6.0 million and $5.6 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended September 30, 2019 was $5.4 million, of which $3.1 million and $2.3 million are included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the nine months ended September 30, 2020 was $35.6 million, of which $18.3 million and $17.3 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the nine months ended September 30, 2019 was $16.2 million, of which $9.3 million and $7.0 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,455	$16,754
Operating cash flows from finance leases	676	712
Financing cash flows from finance leases	652	610

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$11,506	$467
2021	42,725	1,843
2022	39,858	1,803
2023	36,577	1,818
2024	33,953	1,833
Thereafter	82,990	13,363
Total future minimum lease payments	247,609	21,127
Less: imputed interest	(41,536)	(5,704)
Total	$206,073	$15,423

The Company as a Lessor

The Company has various arrangements for which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As such, the Company has applied the practical expedient to combine lease and non-lease components in its arrangements as lessor.

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$4,875,671	$4,834,838	$5,810,422	$5,915,451
Revolving loans(1)	225,000	225,892	-	-
5.625% Senior unsecured notes due 2024(2)	-	-	890,045	938,250
5.625% Senior unsecured notes due 2027(2)	1,791,185	1,865,325	1,792,121	1,883,175
4.75% Senior unsecured notes due 2028(2)	990,684	1,017,500	-	-

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

During the three and nine months ended 2020, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 4 and 6 for additional information.

Note 12:  Common Stock

On September 1, 2020, Nexstar’s Board of Directors approved an additional $300 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. The expansion brings the total capacity under Nexstar’s share repurchase program to approximately $384.2 million when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in the third quarter of 2020. During the three and nine months ended September 30, 2020, Nexstar repurchased a total of 1,300,000 shares and 2,250,000 shares, respectively, of its Class A common stock for $125.0 million and $197.6 million respectively, funded by cash on hand. As of September 30, 2020, the remaining available amount under the share repurchase authorization was $259.2 million.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Note 13:  Income Taxes

Income tax expense was $65.2 million for the three months ended September 30, 2020 compared to $39.5 million for the same period in 2019. The effective tax rates, which decreased in the current year, were 25.6% and 115.1% for each of the respective periods. In 2019, Nexstar recorded an income tax expense of $12.8 million attributable to nondeductible goodwill written off as a result of the Nexstar Divestitures related to the merger with Tribune (See Note 3), or a 37.3% decrease to the effective tax rate in 2020. Additionally, the goodwill impairment loss recorded in 2019 was not deductible for purposes of calculating the tax provision and resulted in an income tax expense of $11.1 million in 2019, or a 32.3% decrease to the effective tax rate in 2020. Also, certain transaction and severance costs that Nexstar incurred in connection with its merger with Tribune in 2019 (See Note 3) were determined to be nondeductible for tax purposes. This resulted in an income tax expense of $6.0 million in 2019, or a 17.6% decrease to the effective tax rate in 2020.

Income tax expense was $166.9 million for the nine months ended September 30, 2020 compared to $82.6 million for the same period in 2019. The effective tax rates, which decreased in the current year, were 27.3% and 40.3% for each of the respective periods. In 2019, Nexstar recorded an income tax expense of $12.8 million attributable to nondeductible goodwill written off as a result of the Nexstar Divestitures related to the merger with Tribune (See Note 3), or a 6.3% decrease to the effective tax rate in 2020. Additionally, the goodwill impairment loss recorded in 2019 was not deductible for purposes of calculating the tax provision and resulted in an income tax expense of $11.1 million in 2019, or a 5.4% decrease to the effective tax rate in 2020. Also, certain transaction and severance costs that Nexstar incurred in connection with its merger with Tribune in 2019 (See Note 3) were determined to be nondeductible for tax purposes. This resulted in an income tax expense of $6.0 million in 2019, or a 2.9% decrease to the effective tax rate in 2020.

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

As discussed in Note 2—Liquidity, the business disruption caused by COVID-19 had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. This was followed by a significant improvement in the Company’s financial results in the remaining part of the second quarter and in the third quarter of 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses which has had a favorable impact to the macroeconomic environment and to the Company’s revenue. As of September 30, 2020, the Company also remained profitable. The Company considered the COVID-19 disruption in its ability to realize deferred tax assets in the future and determined that such conditions did not change its overall valuation allowance positions. The U.S. signed into law on March 27, 2020 the CARES Act which includes various income tax provisions to help stabilize U.S. businesses. The CARES Act includes provisions to ease the limitation on deductible interest expense for 2019 and 2020 and enhance the utilization of net operating losses generated in tax years 2018-2020. The Company is currently evaluating the tax implications resulting from the CARES Act and continues to monitor any new legislation passed in response to COVID-19 to measure the federal and state effects where it has an income tax presence.

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the Third Circuit’s decision. The Supreme Court granted certiorari on October 2, 2020. Oral argument and a decision in the case are expected to occur in 2021.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. As of September 30, 2020, the proceeding remains open.

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

Spectrum

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction in 2016-2017 for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. Of the 11 total stations that accepted bids, one station went off the air in November 2017. The associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized in the fourth quarter of 2017. The station that went off the air did not have a significant impact on the Company’s financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight ceased broadcasting on their previous channels and implemented channel sharing agreements. As a result, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized in the second quarter of 2018. Of the two remaining stations, one moved to a VHF channel in 2019 and vacated its former channel. As such, the associated spectrum asset and liability to surrender spectrum, both amounting to $52.0 million, were derecognized in 2019. The remaining station moved to a VHF channel in April 2020 and vacated its former channel. As such, the associated spectrum asset of $67.2 million and liability to surrender spectrum of $78.0 million were derecognized in the second quarter of 2020, resulting in a non-cash gain on relinquishment of spectrum of $10.8 million.

The majority of the Company’s television stations did not accept bids to relinquish their television channels.  Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repack” stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, multichannel video programming distributors (“MVPDs”) and other parties for costs reasonably incurred due to the repack. These funds are not available to reimburse repacking costs for stations which surrendered their spectrum in exchange for consideration and entered into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, followed by subsequent requests for reimbursement of those costs. As of September 29, 2020, verified cost estimates were approximately $2.18 billion, with additional reimbursements still to be made to repack stations as well as certain low power television and FM radio stations affected by the repack. As of October 7, 2020, the FCC reported that all repack stations had ceased operating on their former channel assignments. This includes all repack stations owned by Nexstar and its VIEs, although the Company will continue to incur costs to convert certain stations from interim to permanent facilities on their new channels. During the three and nine months ended September 30, 2020, the Company spent a total of $19.4 million and $49.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2019, the Company spent a total of $19.9 million and $56.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, the Company received $12.9 million and $51.3 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2019, the Company received $20.4 million and $54.0 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. The Company cannot yet determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

Note 15:  Commitments and Contingencies

Guarantees of Mission and Shield Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission and Shield senior secured credit facilities. In the event that Mission or Shield is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of September 30, 2020, Mission had a maximum commitment of $250.0 million under its credit agreement, of which $225.0 million principal balance of debt was outstanding. As of the same date, Shield had used all of its commitment and had outstanding principal debt obligations of $21.0 million. Based on the terms of the credit agreements, Mission’s outstanding debt and Shield’s outstanding debt are due October 2023.

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

Marshall Litigation—On April 3, 2019, Marshall filed a lawsuit against Nexstar in the Supreme Court of the State of New York (the “New York litigation”). The lawsuit initially asserted nine causes of action, five of which were subsequently dismissed by the Supreme Court, and one of which was withdrawn by Marshall. The remaining causes of action allege: (i) breach of the SSAs between Nexstar and Marshall; (ii) breach of the guaranty agreement between Nexstar and Marshall’s lenders; and (iii) conversion of certain retransmission fees collected by Nexstar on Marshall’s behalf. Marshall is seeking monetary and punitive damages, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously. On November 20, 2019, Nexstar filed counterclaims against Marshall and Pluria Marshall, in his individual capacity, alleging breach of the SSAs, unjust enrichment, and fraudulent conveyance. Nexstar seeks payment of the outstanding amount due under the SSAs as compensatory damages, punitive damages for the alleged fraudulent conveyances, and attorneys’ fees and costs.

On March 31, 2020, Marshall filed a bankruptcy adversary proceeding against Nexstar in the Southern District of Texas. This lawsuit arises in the context of the Marshall chapter 11 case and asserts many of the same causes of action that Marshall brought in the New York litigation, as well as turnover and fraudulent transfer claims. Marshall seeks monetary damages, punitive damages, and equitable relief, in addition to attorneys’ fees. Nexstar denies these allegations and intends to defend itself vigorously. Marshall filed a motion for partial summary judgment on its turnover claim. Nexstar moved for abstention, and in the alternative for dismissal and summary judgment, including a cross motion for summary judgment on Marshall’s turnover claim. On July 6, 2020, the bankruptcy court denied both parties’ partial motions for summary judgment on Marshall’s turnover claim. On August 13, 2020, the bankruptcy court denied the abstention motion, dismissed the claims that had previously been dismissed by the New York court (including the fraud claim) on the basis of comity, and set a discovery schedule culminating in a pretrial conference on February 1, 2021. Nexstar also filed a motion seeking authority from the bankruptcy court to bring fraudulent conveyance claims belonging to the estate against Pluria Marshall after the debtor refused to bring those claims itself. That motion has not yet been decided. Trial is expected to be scheduled for February 2021.

In late September 2020, the parties withdrew the New York appeal with prejudice and agreed to stay the litigation in the trial court until the conclusion of the Texas litigation.

On November 2, 2020, Nexstar and Marshall agreed to settle all claims between the parties. Accordingly, Nexstar agreed to pay and Marshall agreed to accept $2.25 million in cash consideration to settle all claims in full and with finality, subject to Marshall obtaining approval from the Bankruptcy Court of the Southern District of Texas. As of the filing of this Quarterly Report on Form 10-Q, Marshall has not received the required approval. If the Bankruptcy Court of the Southern District of Texas does not approve, the settlement between Nexstar and Marshall is terminated and void and Nexstar is not required to pay the cash consideration to Marshall, and the litigation will recommence.

In connection with the Merger (See Note 3), Nexstar assumed contingencies from certain legal proceedings, as follows:

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

Notices of appeal of the Bankruptcy Court’s order confirming the Plan (the “Confirmation Order”) were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES; and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions (as defined below) consummated by the Debtors, the Tribune employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. The last of the appeals to be resolved were the appeals of Delaware Trust Company and Deutsche Bank. On August 26, 2020, the United States Court of Appeals for the Third Circuit issued an opinion affirming the order of the Bankruptcy Court confirming the Plan and the subsequent affirmation of the Bankruptcy Court’s confirmation order by the United States District Court for the District of Delaware.

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of September 30, 2020, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $16.6 million and are estimated to be sufficient to satisfy such obligations.

As of September 30, 2020, all but 296 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and with Tribune becoming wholly-owned by the Tribune Company employee stock ownership plan (the “Leveraged ESOP Transactions”). Those lawsuits were brought in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation, and are currently in various stages of appeal to the United States Court of Appeals for the Second Circuit. Under the Plan, the indemnity claims of Tribune’s former directors and officers must be set off against any recovery by the litigation trust formed pursuant to the Plan (the “Litigation Trust”) against any of those directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s unaudited Condensed Consolidated Statements of Operations and primarily include professional advisory fees and other costs related to the resolution of unresolved claims. Such amounts were not significant during the three and nine months ended September 30, 2020. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2020 and potentially in future periods.

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

On January 27, 2020, Nexstar and Sinclair agreed to settle the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement. Tribune was acquired by Nexstar in September 2019. The companies will dismiss with prejudice the lawsuit pending in the Delaware Court of Chancery between Tribune and Sinclair concerning the terminated Tribune/Sinclair merger, and will release each other from any current and future claims relating to the terminated merger. Neither party has admitted any liability or wrongdoing in connection with the terminated merger. As such, both parties have settled the lawsuit to avoid the costs, distraction, and uncertainties of continued litigation. As part of the resolution, Sinclair agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY DMA, subject to FCC approval and other customary conditions. On July 15, 2020, Sinclair and Nexstar formalized this proposed acquisition and entered into a definitive agreement for Nexstar to acquire the station for $18.0 million in cash, subject to working capital adjustments (See Note 3 for additional information). Nexstar’s acquisition of this station received FCC approval and closed in September 2020. In January 2020, Sinclair has also sold to Nexstar certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $18.0 million in cash (See Note 3 for additional information). Nexstar and Sinclair have also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by stations acquired by Nexstar in connection with the Tribune acquisition. Finally, on January 28, 2020, Sinclair made a $98.0 million cash payment to Nexstar.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through September 30, 2020 would be approximately $115.0 million. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. A bench trial in the Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Company has completed the Tax Court briefing process and expects an opinion on the merit to be issued in the fourth quarter of 2020. The Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court. If Tribune prevails on the tax issue, then there would be no penalty to litigate.

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

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits—The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. Prior to Nexstar’s merger with Tribune in September 2019, the Tribune entities were undergoing 2014 – 2015 Federal income tax audits. In the third quarter of 2020, the IRS completed its audits of the Tribune acquired entities, and with the exception of Tribune Media Company and Tribune Broadcasting Company II, LLC taxpayer entities, all other entity audits have been resolved and closed. For the Tribune entities pending completion of the IRS audits, the IRS issued a Revenue Agent's Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets, and the related taxable income impact, and is contesting the adjustments through the IRS administrative appeals procedures. If the IRS prevails with its position, Nexstar would be required to reduce its tax basis in certain assets resulting in a $40.0 million increase in its federal and state taxes payable and a $140.0 million increase in deferred income tax liability as of September 30, 2020. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax benefits.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended September 30, 2020	Broadcast	Other	Consolidated
Net revenue	$1,094,804	$23,399	$1,118,203
Depreciation	31,096	5,515	36,611
Amortization of intangible assets	68,591	674	69,265
Income (loss) from operations	377,172	(33,575)	343,597

Nine Months Ended September 30, 2020	Broadcast	Other	Consolidated
Net revenue	$3,060,279	$64,379	$3,124,658
Depreciation	91,187	16,600	107,787
Amortization of intangible assets	206,617	2,743	209,360
Income (loss) from operations	958,592	(113,727)	844,865

Three Months Ended September 30, 2019	Broadcast	Other	Consolidated
Net revenue	$637,148	$26,427	$663,575
Depreciation	26,538	2,825	29,363
Amortization of intangible assets	37,215	5,228	42,443
Income (loss) from operations	189,408	(67,793)	121,615

Nine Months Ended September 30, 2019	Broadcast	Other	Consolidated
Net revenue	$1,858,226	$81,008	$1,939,234
Depreciation	75,587	9,303	84,890
Amortization of intangible assets	98,830	16,708	115,538
Income (loss) from operations	550,001	(151,368)	398,633

As of September 30, 2020	Broadcast	Other	Consolidated
Goodwill	$2,861,314	$-	$2,861,314
Assets	12,169,206	1,121,296	13,290,502

As of December 31, 2019	Broadcast	Other	Consolidated
Goodwill	$2,996,875	$-	$2,996,875
Assets	12,918,966	1,070,771	13,989,737

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended September 30, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$381,929	$-	$381,929
Political advertising	132,387	-	132,387
Distribution	538,271	105	538,376
Digital	33,488	21,743	55,231
Other	6,609	1,551	8,160
Trade	2,120	-	2,120
Total net revenue	$1,094,804	$23,399	$1,118,203

Nine Months Ended September 30, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,097,509	$39	$1,097,548
Political advertising	209,294	-	209,294
Distribution	1,622,639	1,997	1,624,636
Digital	100,949	57,383	158,332
Other	22,015	4,960	26,975
Trade	7,873	-	7,873
Total net revenue	$3,060,279	$64,379	$3,124,658

Three Months Ended September 30, 2019	Broadcast	Other	Consolidated
Core advertising (local and national)	$290,213	$-	$290,213
Political advertising	10,899	-	10,899
Distribution	294,808	-	294,808
Digital	32,385	25,752	58,137
Other	4,995	675	5,670
Trade	3,848	-	3,848
Total net revenue	$637,148	$26,427	$663,575

Nine Months Ended September 30, 2019	Broadcast	Other	Consolidated
Core advertising (local and national)	$809,668	$-	$809,668
Political advertising	15,363	-	15,363
Distribution	923,050	-	923,050
Digital	86,906	80,303	167,209
Other	12,454	705	13,159
Trade	10,785	-	10,785
Total net revenue	$1,858,226	$81,008	$1,939,234

The Company is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services in medium-sized markets in the United States.

Advertising revenue (core, political and digital) is positively affected by national and regional political campaigns and certain events such as the Olympic Games or the Super Bowl. Company stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when congressional and presidential elections occur and advertising is aired during the Olympic Games.

The Company receives compensation from MVPDs and OVDs in return for the consent to the retransmission of the signals of its television stations and the carriage of WGN America. Distribution revenue is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Note 17:  Subsequent Events

On October 1, 2020, Nexstar Broadcasting, Inc., a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Inc. In connection with this change, effective on November 1, 2020, Nexstar merged its two primary operating subsidiaries, Nexstar Inc. and Nexstar Digital, LLC, with Nexstar Inc. surviving the merger as the single operating subsidiary of Nexstar. Accordingly, the broadcasting, networks and digital businesses are now operating under the Nexstar Inc. umbrella.

On October 9, 2020, Nexstar contributed $34.8 million in cash to the Tribune qualified pension plans. Nexstar projects no additional cash contribution to its qualified pension plans during the remainder of 2020 (See Note 8).

On October 19, 2020, Nexstar acquired 2,927,522 shares in Series A Preferred Stock of VENN, a live 24/7 streaming network for gaming and entertainment based in Los Angeles, CA, for a total cash consideration of $7.0 million.

On October 21, 2020, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.56 per share of its Class A common stock. The dividend is payable on November 20, 2020 to stockholders of record on November 6, 2020.

On October 30, 2020, Nexstar prepaid $300.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

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

As used in this Quarterly Report on Form 10-Q and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries; “Nexstar Broadcasting” refers to Nexstar Broadcasting, Inc., our wholly-owned direct subsidiary and which on October 1, 2020 was renamed Nexstar Inc.; “Nexstar Digital” refers to Nexstar Digital LLC, our wholly-owned direct subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIE”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

Executive Summary

2020 Highlights

•

During the third quarter of 2020, net revenue increased by $454.6 million, or 68.5% compared to the same period in 2019. The increase was primarily due to the incremental revenue from acquisitions of $367.7 million and an increase in distribution revenue and political advertising revenue of our legacy stations of $87.3 million and $77.9 million, respectively. These increases were partially offset by a decrease in revenue from core advertising of legacy stations of $35.3 million, primarily due to the business disruptions caused by COVID-19 and change in the mix between core and political advertising as 2020 is an election year, a decrease in net revenue from station divestitures of $27.4 million and a $7.3 million net decrease in digital revenue of our digital businesses and legacy stations primarily due to the combined effect of business disruptions caused by COVID-19 and realigned digital business operations. Our deconsolidation of Marshall decreased the Company’s revenue by $4.6 million but also decreased the Company’s operating expenses by $5.3 million.

•

On September 1, 2020, our Board of Directors approved an additional $300 million in our share repurchase authorization to repurchase our Class A common stock. During the three and nine months ended September 30, 2020, we repurchased a total of 1,300,000 shares and 2,250,000 shares of our Class A common stock for $125.0 million and $197.6 million, respectively, funded by cash on hand. As of September 30, 2020, the remaining available amount under our share repurchase authorization was $259.2 million, net of all repurchases made.

•

During the three and nine months ended September 30, 2020, we received a total of $9.9 million and $207.0 in million cash distributions, respectively, from our 31.3% equity method investment in TV Food Network.

•

For each of the first three quarters of 2020, our Board of Directors declared and paid cash dividends of $0.56 per share of our outstanding Class A common stock, or total dividend payments of $76.4 million.

•

On October 1, 2020, Nexstar Broadcasting filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Inc. In connection with this change, effective on November 1, 2020, Nexstar merged its two primary operating subsidiaries, Nexstar Inc. and Nexstar Digital, LLC, with Nexstar Inc. surviving the merger as the single operating subsidiary of Nexstar. Accordingly, the broadcasting, networks and digital businesses are now operating under the Nexstar Inc. umbrella.

2020 Acquisitions

On January 27, 2020, we acquired certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair Broadcasting Group Inc. (“Sinclair”) for $17.9 million in cash.

On March 2, 2020, we completed our acquisition of Fox affiliate television station WJZY and MyNetworkTV affiliate television station WMYT in the Charlotte, NC market from Fox Television Stations, LLC (“Fox”) for $45.3 million in cash. The acquisition from Fox allowed us entry into the Charlotte, NC market.

On September 1, 2020, Mission Broadcasting, Inc. (“Mission”), one of our consolidated VIEs, completed the acquisition of certain assets of the three television stations formerly owned by Marshall Broadcasting Group, Inc. (“Marshall”): KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market which allowed it entrance into these markets. The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million in cash was funded by cash on hand.

On September 17, 2020, we completed the acquisition of WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair for $18.0 million in cash, funded by cash on hand. The acquisition from Sinclair allowed us entry in the Lexington KY market.

2020 Dispositions

On January 14, 2020, we sold our sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale).

On March 2, 2020, we completed the sale of Fox affiliate television station KCPQ and MyNetworkTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. Our proceeds from the sale of the stations were partially used to prepay our term loans.

Future Acquisitions

On July 8, 2020, Nexstar assigned to Mission its option to purchase CW affiliated station WPIX in the New York, NY market from Scripps. On the same date, Mission notified Scripps of its exercise of the option for a purchase price of $75.0 million, subject to customary adjustments, plus accrued interest pursuant to the option agreement. On August 28, 2020, Mission signed a purchase agreement to acquire WPIX. The acquisition is subject to FCC approval and other customary conditions and Mission expects it to close at the end of 2020. Mission expects to fund this acquisition through a new borrowing that is to be guaranteed by Nexstar. Upon Mission’s acquisition of WPIX, Nexstar intends to enter into a local service agreement and option agreement. Nexstar previously acquired WPIX through a merger with Tribune but simultaneously sold the station to Scripps on September 19, 2019. Under Nexstar’s sale agreement with Scripps, Nexstar was granted an assignable option to purchase the station.

On August 7, 2020, Nexstar assigned to Mission its option to purchase the assets of WNAC, the Fox affiliated full power television station serving the Providence, Rhode Island market, from WNAC, LLC. On the same date, Mission entered into an Assignment and Assumption Agreement with Nexstar and notified WNAC, LLC of its exercise of the option. The purchase price is equal to a base purchase price, plus an escalation amount per day from the date of the option agreement until the completion of the acquisition, minus a credit for an outstanding loan (all defined in the option agreement). Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition has received FCC approval and Mission expects it to close in the fourth quarter of 2020. Nexstar currently provides services to WNAC under an LMA which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase WNAC from Mission.

On August 7, 2020, Nexstar also assigned to Mission its option to purchase KASY, KWBQ and KRWB from Tamer. KASY (MNTV affiliated), KWBQ (CW affiliated) and KRWB (CW affiliated) are full power television stations serving the Albuquerque, New Mexico market. On the same date, Mission entered into an Assignment and Assumption Agreement with Nexstar and notified Tamer of its exercise of the option. The purchase price is equal to a base purchase price, plus an escalation amount per year from the date of the option agreement until completion of the acquisition, minus a fixed monthly credit from the date of the option agreement until completion of the acquisition (all defined in the option agreement). Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition has received FCC approval and Mission expects it to close in the fourth quarter 2020. Nexstar currently provides services to these stations under an SSA which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase the stations from Mission.

On August 10, 2020, Nexstar assigned to Mission its options to purchase WXXA-TV, the Fox affiliate in the Albany, NY market, and WLAJ-TV, the ABC affiliate in the Lansing, MI market, from Shield (“Shield Stations”). On the same date, Mission entered into an Assignment and Assumption agreement with Nexstar and notified Shield of its exercise of the options to purchase the stations. The purchase price of these stations was $20.8 million. Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition of the Shield Stations has received FCC consent and Mission expects to close it in the fourth quarter of 2020. Nexstar currently provides services to the Shield Stations under JSAs and SSAs which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase the stations from Mission.

Debt Transactions

•

During the nine months ended September 30, 2020, we prepaid a total of $480.0 million in principal balance under our term loans, funded by cash on hand. We also made an additional prepayment of $200.0 million in principal balance of term loans pursuant to the mandatory prepayment requirement of the amended credit agreement of Nexstar Broadcasting. The mandatory prepayment resulted from the disposition of certain television station assets in the Seattle, WA and Milwaukee, WI markets to Fox.

•	During the nine months ended September 30, 2020, we repaid scheduled principal maturities of $53.3 million under our term loans.

•

On September 3, 2020, Nexstar and Mission amended their respective credit agreements. The amendments provide for a new senior secured first lien revolving credit facility (the “2020 Revolving Facility”) in an aggregate principal amount of $280.0 million, of which $30.0 million was initially allocated to Nexstar and $250.0 million was initially allocated to Mission. This is in addition to the $139.7 million and $3.0 million unused revolving credit facilities under Nexstar Broadcasting and Mission’s existing credit agreements, respectively.

•

On September 3, 2020, Mission reallocated its $3.0 million available capacity under its existing revolving credit facility to Nexstar. Mission also drew upon $225.0 million under the 2020 Revolving Facility and used the proceeds to repay in full its outstanding principal balance under its term B loan amounting to $224.5 million.

•

On September 25, 2020, Nexstar Broadcasting issued $1.0 billion 4.75% senior unsecured notes due 2028 at par (“4.75% Notes due 2028”). The net proceeds from the issuance were used to redeem the $900.0 million 5.625% senior unsecured notes due 2024 “(5.625% Notes due 2024”) in full and pay related premiums equal to 102.813% of the principal amount, accrued interest and fees and expenses. The remainder of the proceeds was used for general corporate purposes.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of Coronavirus Disease (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 pandemic a national emergency. The virus continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and containment measures, our compliance and the measures we have taken around the pandemic situation have impacted our day-to-day operations and disrupted our business and operations, as well as those of our key business partners, affiliates, vendors and other counterparties, and will continue to do so for an indefinite period of time. To support the health and well-being of our employees, business partners and communities, a vast majority of our employees worked remotely since mid-March 2020 until the end of April 2020 when we partially resumed our normal onsite workplace setting. On May 1, 2020, the shelter-in-place orders in the state of Texas were lifted and we fully resumed our normal corporate workplace setting, subject to continuous monitoring.

The disruptions caused by COVID-19 had an adverse impact on our business and our financial results mostly in the first part of the second quarter in 2020. This was followed by a significant improvement in our financial results in the remaining part of the second quarter and in the third quarter of 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses which has had a favorable impact to the macroeconomic environment and to the Company’s revenue. As of September 30, 2020, we remained profitable. Our current year results were also higher than our prior year results primarily due to contribution from our acquisition of Tribune in September 2019 and revenue from political advertising in 2020. As of September 30, 2020, there have been no material changes in our customer mix, including our advertisers, multichannel video programming distributors and online video distributors. The disruptions from COVID-19 did not have a material impact on our liquidity. As of September 30, 2020, our unrestricted cash on hand and positive working capital were $409.9 million and $669.5 million, respectively, both of which increased from our December 31, 2019 levels of $232.1 million and $404.2 million, respectively. We continue to generate operating cash flows and we believe we have sufficient unrestricted cash on hand and have the availability to access additional cash up to $172.7 million and $25.0 million under the respective Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet our business operating requirements, our capital expenditures and to continue to service our debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. We currently estimate that overall revenue and operating results for the remainder of fiscal 2020 will be lower than initially anticipated at the beginning of fiscal 2020, despite that 2020 is an election year. The full extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity and impact of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, or the Company, may direct, which may result in an extended period of continued business disruption. Further financial impact cannot be reasonably estimated at this time but may continue to have a material impact on our business and results of operations and may also have a material impact on our financial condition and liquidity. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business in future periods.

The CARES Act

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, deferral of contributions to qualified pension plans and other postretirement benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. We elected not to defer the remaining cash contribution requirements to our qualified pension plans under the CARES Act. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above. The U.S. government or any other governmental authority that agrees to provide such aid under the CARES Act or any other crisis relief assistance may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. The CARES Act is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Overview of Operations

As of September 30, 2020, we owned, operated, programmed or provided sales and other services to 197 full power television stations, including those owned by VIEs, and one AM radio station in 115 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. See Note 2, “Variable Interest Entities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of the local service agreements we have with these independent third parties.

We guarantee full payment of all obligations incurred under Mission’s and Shield’s senior secured credit facilities in the event of their default. Mission is a guarantor of our senior secured credit facility, our 4.75% Notes due 2028 and our 5.625% Notes due 2027. Shield does not guarantee any debt within the group. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options, exclusive of stations in the Shreveport, Louisiana, Odessa, Texas and Quad Cities, Iowa/Illinois markets, to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2021 and 2028, are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with their stations, (2) our guarantees of the obligations incurred under Mission’s and Shield’s senior secured credit facilities, (3) our power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue and, in some cases, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by each such VIE, exclusive of Mission stations in the Shreveport, Louisiana, Odessa, Texas and Quad Cities, Iowa/Illinois markets, which permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

In December 2019, Marshall, a VIE previously consolidated by us and the owner of three television stations, filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Effective on December 6, 2019, the bankruptcy court ordered the cancellation of certain contracts between us and Marshall, including the JSAs. As a result of these developments, we evaluated our business arrangements with Marshall and determined that we no longer had the power to direct the most significant economic activities of the entity and thus we no longer met the accounting criteria for a controlling financial interest in the entity.  Thus, we deconsolidated Marshall’s assets, liabilities and equity effective in December 2019.

On March 30, 2020, Mission, a VIE consolidated by Nexstar, entered into an asset purchase agreement to acquire certain assets of the three television stations previously owned by Marshall: KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market. On April 1, 2020, the acquisition was approved by the Bankruptcy Court for the Southern District of Texas. On September 1, 2020, Mission completed this acquisition which allowed it entrance into these markets. (See “Executive Summary—2020 Acquisitions” above for additional information). Upon closing of the acquisition, the SSAs between Nexstar and Marshall were terminated. On September 1, 2020, Mission entered new SSAs with Nexstar for the stations it acquired from Marshall.

See Note 2, “Variable Interest Entities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on VIEs.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA under a JSA is deemed to have an attributable ownership interest in that station.  Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the FCC’s November 2017 order on reconsideration. The court later denied petitions for en banc rehearing; on November 29, 2019 its decision became effective; and on December 20, 2019 the FCC issued an order that formally reinstated the rule. The court’s decision has been appealed to the U.S. Supreme Court, which has granted certiorari and will review the decision. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

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

Sixty-one (61) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. All of these stations have ceased operating on their former channels and are operating on their new assigned channels, although the Company will continue to incur costs to convert certain stations from interim to permanent facilities on their new channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three and nine months ended September 30, 2020, the Company spent a total of $19.4 million and $49.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2019, the Company spent a total of $19.9 million and $56.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, the Company received $12.9 million and $51.3 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2019, the Company received $20.4 million and $54.0 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2020, approximately $36.8 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and when advertising airs during the Olympic Games. As 2020 is an election year, we generally expect an increase in political advertising revenue in 2020 compared to 2019. However, due to business disruptions caused by COVID-19, our revenue from political advertising may be less than we initially anticipated at the beginning of 2020 but the ultimate outcome is unknown at this time. Additionally, the rescheduling of the 2020 Summer Olympics to 2021, also due to the COVID-19 pandemic situation, decreased our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021 if the Summer Olympics are to occur when scheduled.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue as a percentage of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Core advertising	$381,929	34.1	$290,213	43.7	$1,097,548	35.1	$809,668	41.7
Political advertising	132,387	11.8	10,899	1.6	209,294	6.7	15,363	0.8
Distribution revenue	538,376	48.1	294,808	44.4	1,624,636	52.0	923,050	47.6
Digital	55,231	4.9	58,137	8.8	158,332	5.1	167,209	8.6
Other	8,160	0.9	5,670	0.9	26,975	0.8	13,159	0.7
Trade revenue	2,120	0.2	3,848	0.6	7,873	0.3	10,785	0.6
Total net revenue	$1,118,203	100.0	$663,575	100.0	$3,124,658	100.0	$1,939,234	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$1,118,203	100.0	$663,575	100.0	$3,124,658	100.0	$1,939,234	100.0
Operating expenses (income):
Corporate expenses	39,699	3.6	63,252	9.5	128,572	4.1	125,838	6.5
Direct operating expenses, net of trade	420,929	37.6	318,043	47.9	1,276,452	40.9	899,637	46.4
Selling, general and administrative expenses, excluding corporate	186,845	16.7	119,831	18.1	509,599	16.3	343,663	17.7
Depreciation	36,611	3.3	29,363	4.4	107,787	3.4	84,890	4.4
Amortization of intangible assets	69,265	6.2	42,443	6.4	209,360	6.7	115,538	6.0
Amortization of broadcast rights	31,968	2.9	18,452	3.0	104,916	3.3	46,749	2.3
Trade expense	2,162	0.2	4,284	0.6	8,337	0.3	11,597	0.6
Reimbursement from the FCC related to station repack	(12,873)	(1.2)	(20,417)	(3.1)	(51,347)	(1.6)	(54,020)	(2.8)
Goodwill and intangible assets impairment	-	-	63,317	9.5	-	-	63,317	3.3
Change in the estimated fair value of contingent consideration attributable to a merger	-	-	-	-	3,933	0.1	-	-
Gain on relinquishment of spectrum	-	-	-	-	(10,791)	(0.3)	-	-
Loss (gain) on disposal of stations and entities, net	-	-	(96,608)	(14.6)	(7,025)	(0.2)	(96,608)	(5.0)
Total operating expenses	774,606		541,960		2,279,793		1,540,601
Income from operations	$343,597		$121,615		$844,865		$398,633

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $382.0 million for the three months ended September 30, 2020, compared to $290.2 million for the same period in 2019, an increase of $91.8 million, or 31.6%. The increase was primarily due to incremental revenue from Tribune stations of $135.4 million and current year station acquisitions of $5.9 million, partially offset by a decrease in revenue from station divestitures of $12.4 million. Our legacy stations’ core advertising revenue decreased by $35.3 million, primarily due to the business disruptions caused by COVID-19 and changes in the mix between our core and political advertising. Our deconsolidation of Marshall in December 2019 also resulted in a $1.8 million decrease in revenue. Our largest advertiser category, automobile, represented approximately 18% and 23% of our core advertising revenue for the three months ended September 30, 2020 and 2019, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 34% during the quarter. The other categories representing our top five were medical/healthcare and home repair/manufacturing, which increased in 2020, attorneys, which decreased in 2020, and insurance which remained flat. We currently estimate that overall core advertising revenue for the remainder of fiscal 2020 will continue to be negatively impacted by the business disruptions caused by COVID-19. The full extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, we, or our business partners, may direct, which may result in an extended period of continued business disruption. Further financial impact cannot be reasonably estimated at this time but may continue to have a material impact on our core advertising revenue and our overall results of operations. Additionally, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic situation, decreased our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021.

Political advertising revenue was $132.4 million for the three months ended September 30, 2020, compared to $10.9 million for the same period in 2019, an increase of $121.5 million as 2020 is an election year. Of the $121.5 million increase, $39.4 million was attributable to incremental revenue from Tribune stations we acquired in 2019, $4.9 million was attributable to current year station acquisitions, and $77.9 million was attributable to our legacy stations. We expect an increase in political advertising revenue in 2020 compared to 2019.

Distribution revenue was $538.4 million for the three months ended September 30, 2020, compared to $294.8 million for the same period in 2019, an increase of $243.6 million, or 82.6%. The increase was primarily due to incremental revenue in 2020 from Tribune acquisition in September 2019 of $160.5 million and current year station acquisitions of $12.9 million, partially offset by a decrease in revenue from station divestitures and deconsolidation of Marshall of $12.8 million and $4.3 million, respectively. Our legacy stations’ revenue increased by $87.3 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber, renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term), contributions from distribution agreements with OVDs and increase in revenue in 2020 resulting from the temporary disruption of distribution agreements with AT&T/DirecTV from July 2, 2019 to August 29, 2019. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $55.2 million for the three months ended September 30, 2020, compared to $58.1 million for the same period in 2019, a decrease of $2.9 million, or 5.0%. Our digital businesses’ revenue decreased by $4.0 million primarily due to the business disruption caused by COVID-19 and realigned digital business operations. Our legacy stations’ revenue from web and mobile sites also decreased by $3.2 million primarily due to the business disruption caused by COVID-19. These decreases were partially offset by incremental revenue from Tribune stations we acquired in 2019 of $5.5 million, less a decrease in revenue from station divestitures of $1.3 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $39.7 million for the three months ended September 30, 2020, compared to $63.3 million for the same period in 2019, a decrease of $23.6 million, or 37.2%. This was primarily attributable to a decrease in severance and payroll-related costs, audit, legal and professional fees and stock-based compensation associated with our acquisition of Tribune in 2019.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $607.8 million for the three months ended September 30, 2020, compared to $437.9 million for the same period in 2019, an increase of $169.9 million, or 38.8%. The increase was primarily due to expenses associated with Tribune stations and other businesses we acquired in 2019 of $153.0 million (including network and programming costs of $104.5 million) and our current year station acquisitions of $13.2 million. In addition, our legacy stations’ programming costs increased by $26.2 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs and an increase in selling, general and administrative expenses. In the third quarter of 2020, we also recorded a $13.1 million provision for uncollectible amounts due from Marshall. These increases were partially offset by a decrease in expense from our station divestitures of $11.8 million, a decrease in expense due to our deconsolidation of Marshall in December 2019 of $3.8 million and a $29.6 million decrease in the operating expenses of our digital products due to lower revenue.

Depreciation of property and equipment was $36.6 million for the three months ended September 30, 2020, compared to $29.4 million for the same period in 2019, an increase of $7.2 million, or 24.7%, primarily due to incremental depreciation from the Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, partially offset by station divestitures and deconsolidation of Marshall, and increased depreciation from newly capitalized assets related to station repacking activities.

Amortization of intangible assets was $69.3 million for the three months ended September 30, 2020, compared to $42.4 million for the same period in 2019, an increase of $26.8 million, or 63.2%. This was primarily due to increased amortization from the Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, partially offset by decreases in amortization from certain fully amortized assets, divested stations and deconsolidation of Marshall.

Amortization of broadcast rights was $32.0 million for the three months ended September 30, 2020, compared to $18.5 million for the same period in 2019, an increase of $13.5 million, or 73.3%. The increase was primarily due to incremental amortization from the Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, less decreases from station divestitures. This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations, including certain Tribune stations, were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels by the prescribed FCC deadline of July 13, 2020 and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended September 30, 2020 and 2019, we received a total of $12.9 million and $20.4 million, respectively, in reimbursements from the FCC which we recognized as operating income.

Income on equity investments, net

Income on equity investments, net was $15.9 million for the three months ended September 30, 2020, compared to $3.2 million for the same period in 2019, an increase of $12.7 million. The increase was primarily attributable to our 31.3% equity in earnings of TV Food Network, less the amortization of basis difference. On September 19, 2019, we acquired our 31.3% ownership stake in TV Food Network through our merger with Tribune.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $10.8 million for the three months ended September 30, 2020, compared to $2.6 million for the same period in 2019, an increase of $8.2 million, primarily attributable to pension plans and other postretirement benefits we assumed through our merger with Tribune on September 19, 2019.

Interest Expense, net

Interest expense, net was $77.3 million for the three months ended September 30, 2020, compared to $93.2 million for the same period in 2019, a decrease of $15.9 million, or 17.1%. The decrease was in conjunction with Nexstar's redemption of 6.125% and 5.875% Notes and a decrease in interest expense on our term loans due to the combined effect of reduction in principal and London Interbank Offered Rate (“LIBOR”).

Loss on Extinguishment of Debt

During the three months ended September 30, 2020, loss on extinguishment of debt was $37.4 million primarily due to loss on redemption of our $900.0 million 5.625% Notes due 2024, and prepayments on our term loans of $250.0 million. There was no loss on extinguishment of debt as there was no debt prepayment or transaction that would result in recognition of such loss during the same period in 2019.

Income Taxes

Income tax expense was $65.2 million for the three months ended September 30, 2020 compared to $39.5 million for the same period in 2019. The effective tax rates, which decreased in the current year, were 25.6% and 115.1% for each of the respective periods. In 2019, Nexstar recorded an income tax expense of $12.8 million attributable to nondeductible goodwill written off as a result of the Nexstar Divestitures related to the merger with Tribune (See Note 3), or a 37.3% decrease to the effective tax rate in 2020. Additionally, the goodwill impairment loss recorded in 2019 was not deductible for purposes of calculating the tax provision and resulted in an income tax expense of $11.1 million in 2019, or a 32.3% decrease to the effective tax rate in 2020. Also, certain transaction and severance costs that Nexstar incurred in connection with its merger with Tribune in 2019 (See Note 3) were determined to be nondeductible for tax purposes. This resulted in an income tax expense of $6.0 million in 2019, or a 17.6% decrease to the effective tax rate in 2020.

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

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $1,097.5 million for the nine months ended September 30, 2020, compared to $809.7 million for the same period in 2019, an increase of $287.8 million, or 35.6%. The increase is primarily due to our incremental revenue from Tribune stations and other businesses we acquired in 2019 of $457.9 million, and an increase in revenue from our current year station acquisitions of $11.9 million, partially offset by a decrease in revenue from station divestitures of $33.0 million. Our legacy stations’ core advertising revenue decreased by $143.9 million, primarily due to the business disruptions caused by COVID-19 since mid-March of 2020 and changes in the mix between our core and political advertising. Our deconsolidation of Marshall in December 2019 also resulted in a $5.0 million decrease in revenue. Our largest advertiser category, automobile, represented approximately 17% and 22% of our core advertising revenue for the nine months ended September 30, 2020 and 2019, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 36% in 2020. The other categories representing our top five which decreased in 2020 were attorneys, medical/healthcare, furniture and fast food restaurants. We currently estimate that overall core advertising revenue for the remainder of fiscal 2020 will continue to be negatively impacted by the business disruptions caused by COVID-19. The full extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, we, or our business partners, may direct, which may result in an extended period of continued business disruption. Further financial impact cannot be reasonably estimated at this time but may continue to have a material impact on our core advertising revenue and our overall results of operations. Additionally, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic situation, decreased our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021.

Political advertising revenue was $209.3 million for the nine months ended September 30, 2020, compared to $15.4 million for the same period in 2019, an increase of $193.9 million, as 2020 is an election year. Of the $193.9 million increase, $68.2 million was attributable to the incremental revenue from Tribune stations we acquired in 2019, $5.8 million was attributable to our current year station acquisitions, and $120.9 million was attributable to our legacy stations. We expect an increase in political advertising revenue in 2020 compared to 2019.

Distribution revenue was $1,624.6 million for the nine months ended September 30, 2020, compared to $923.1 million for the same period in 2019, an increase of $701.6 million, or 76.0%. The increase is primarily due to incremental revenue in 2020 from Tribune acquisition in September 2019 of $536.9 million (including $12.3 million revenue from copyright cable royalty received in second quarter of 2020) and our current year station acquisitions of $28.8 million. Our legacy stations’ revenue increased by $195.4 million, primarily due to scheduled annual escalation of rates per subscriber, renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term), contributions from distribution agreements with OVDs and increase in revenue in 2020 resulting from the temporary disruption of distribution agreements with AT&T/DirecTV from July 2, 2019 to August 29, 2019. These increases were partially offset by a decrease in revenue due to station divestitures of $46.1 million and deconsolidation of Marshall of $13.1 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $158.3 million for the nine months ended September 30, 2020, compared to $167.2 million for the same period in 2019, a decrease of $8.9 million, or 5.3%. Our digital businesses’ revenue decreased by $22.9 million primarily due to the business disruption caused by COVID-19 since mid-March of 2020 and realigned digital business operations. Our legacy stations’ revenue from web and mobile sites also decreased by $5.3 million primarily due to the business disruption caused by COVID-19 since mid-March of 2020. These decreases were partially offset by incremental revenue from Tribune stations and other businesses we acquired in 2019 of $22.7 million, less a decrease in revenue from station divestitures of $3.5 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $128.6 million for the nine months ended September 30, 2020, compared to $125.8 million for the same period in 2019, an increase of $2.7 million, or 2.2%. This was primarily attributable to an increase in payroll and bonuses of $1.7 million, an increase in stock-based compensation of $3.2 million due to new equity incentives granted, and increase in legal fees of $5.4 million primarily attributable to the ongoing litigation inherited from Tribune, and an overall increase in overhead costs, including property rentals, hardware, communications and software licenses, of $13.4 million. These increases were partially offset by decreases in severance and professional fees of $9.6 million and $11.3 million, respectively, primarily associated with the Tribune acquisition in 2019.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $1,786.1 million for the nine months ended September 30, 2020 compared to $1,243.3 million for the same period in 2019, an increase of $542.8 million, or 43.7%. This was primarily due to expenses associated with the Tribune stations and other businesses we acquired in 2019 of $525.4 million (including network and programming costs of $352.9 million), and expenses associated with our current year station acquisitions of $26.6 million. In addition, our legacy stations’ programming costs increased by $84.1 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. In the third quarter of 2020, we also recorded a $13.1 million provision for uncollectible amounts due from Marshall. These increases were partially offset by a decrease in expense from our station divestitures of $43.9 million, a decrease in expense due to our deconsolidation of Marshall in December 2019 of $11.3 million and a $59.5 million decrease in the operating expenses of our digital products due to lower revenue.

Depreciation of property and equipment was $107.8 million for the nine months ended September 30, 2020, compared to $84.9 million for the same period in 2019, an increase of $22.9 million, or 27.0%. The increase was primarily due to incremental depreciation from Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, partially offset by station divestitures, and increased depreciation from newly capitalized assets related to station repacking activities.

Amortization of intangible assets was $209.4 million for the nine months ended September 30, 2020, compared to $115.5 million for the same period in 2019. This was primarily due to increased amortization from Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, partially offset by decreases in amortization from certain fully amortized assets and divested stations.

Amortization of broadcast rights was $104.9 million for the nine months ended September 30, 2020, compared to $46.7 million for the same period in 2019, an increase of $58.2 million, or 124.4%, The increase was primarily due to incremental amortization from Tribune stations and other businesses we acquired in 2019 and current year station acquisitions, less decreases from station divestitures. This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations, including certain Tribune stations, were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels by the FCC-prescribed deadline of July 13, 2020 and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the nine months ended September 30, 2020 and 2019, the Company received $51.3 million and $54.0 million, respectively, in reimbursements from the FCC which it recognized as operating income.

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

Income on equity investments, net

Income on equity investments, net was $41.4 million for the nine months ended September 30, 2020, compared to $2.1 million for the same period in 2019, an increase of $39.3 million, primarily attributable to our 31.3% equity in earnings of TV Food Network, less amortization of basis difference. On September 19, 2019, we acquired a 31.3% ownership stake in TV Food Network through our merger with Tribune.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $32.3 million for the nine months ended September 30, 2020, compared to $5.4 million for the same period in 2019, an increase of $26.9 million, primarily attributable to the pension plans and other postretirement benefit plans we assumed through our merger with Tribune on September 19, 2019.

Interest Expense, net

Interest expense, net was $260.8 million for the nine months ended September 30, 2020, compared to $197.5 million for the same period in 2019, an increase of $63.3 million, or 32.0%. The increase was primarily due to interest incurred on term loans issued on September 19, 2019 and on 5.625% Notes due 2027 issued July 3, 2019 which were both related to the financing of Nexstar's acquisition of Tribune and have full nine months-worth of expense in 2020, partially offset primarily by a decrease in interest expense in conjunction with Nexstar's redemption of 6.125% and 5.875% Notes and a decrease in interest expense on our legacy term loans due to the combined effect of reduction in principal and the LIBOR.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $44.8 million for the nine months ended September 30, 2020, compared to $3.7 million for the same period in 2019, an increase of $41.1 million, primarily due to loss on redemption of our $900.0 million 5.625% Notes due 2024, and an increase in prepayments on our term loans of $500.0 million in 2020 compared to the prior period.

Income Taxes

Income tax expense was $166.9 million for the nine months ended September 30, 2020 compared to $82.6 million for the same period in 2019. The effective tax rates, which decreased in the current year, were 27.3% and 40.3% for each of the respective periods. In 2019, Nexstar recorded an income tax expense of $12.8 million attributable to nondeductible goodwill written off as a result of the Nexstar Divestitures related to the merger with Tribune (See Note 3), or a 6.3% decrease to the effective tax rate in 2020. Additionally, the goodwill impairment loss recorded in 2019 was not deductible for purposes of calculating the tax provision and resulted in an income tax expense of $11.1 million in 2019, or a 5.4% decrease to the effective tax rate in 2020. Also, certain transaction and severance costs that Nexstar incurred in connection with its merger with Tribune in 2019 (See Note 3) were determined to be nondeductible for tax purposes. This resulted in an income tax expense of $6.0 million in 2019, or a 2.9% decrease to the effective tax rate in 2020.

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

In the third quarter in 2020, our financial results continued to improve as certain areas throughout the United States permitted the re-opening of non-essential businesses which has had a favorable impact to the macroeconomic environment and to the Company’s revenue. As of September 30, 2020, we remained profitable. Our current year results were also higher than our prior year results primarily due to contribution from our acquisition of Tribune in September 2019 and revenue from political advertising in 2020. As of September 30, 2020, there have been no material changes in our customer mix, including our advertisers, multichannel video programming distributors and online video distributors. The disruptions from COVID-19 did not have a material impact on the Company’s liquidity. As of September 30, 2020, the Company’s unrestricted cash on hand amounted to $409.9 million and the Company had positive working capital of $669.5 million, both increased from the December 31, 2019 levels of $232.1 million and $404.2 million, respectively. As of September 30, 2020, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $172.7 million and $25.0 million under the respective Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023. The Company will continue to evaluate its liquidity, its best use of operating cash flow and the market conditions to determine if further steps are necessary.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$877,488	$315,982
Net cash provided by (used in) investing activities	260,362	(4,582,153)
Net cash provided by (used in) financing activities	(960,012)	4,455,085
Net increase in cash, cash equivalents and restricted cash	$177,838	$188,914
Cash paid for interest	$290,250	$178,882
Income taxes paid, net of refunds	$201,979	$68,627

	As of September 30,	As of December 31,
	2020	2019
Cash, cash equivalents and restricted cash	$426,516	$248,678
Long-term debt, including current portion	7,882,540	8,492,588
Unused revolving loan commitments under senior secured credit facilities (1)	197,662	142,662

(1)

Based on covenant calculations as of September 30, 2020, all of the $172.7 million and $25.0 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $561.5 million during the nine months ended September 30, 2020, compared to the same period in 2019. This was primarily due to increases in revenue (excluding trade) of $1,188.3 million,   distributions from our equity investments in TV Food Network of $207.0 million, source of cash resulting from timing of accounts receivable collections of $38.7 million, and collection of copyright cable royalty receivable of $13.9 million. These increases were partially offset by an increase in our corporate, direct operating and selling, general and administrative expense (excluding non-cash transactions) of $525.9 million, cash paid for interest of $111.4 million, payments for broadcast rights of $100.1 million, use of cash resulting from timing of payments to our vendors of $13.9 million, and higher tax payments of $133.4 million.

Cash Flows – Investing Activities

Net cash flows provided by investing activities were $260.4 million during the nine months ended September 30, 2020, compared to net cash flows used in investing activities of $4,582.2 million in the same period in 2019. In 2020, we sold two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively. We also received $98.0 million of cash proceeds from settlement of litigation between Sinclair and Tribune, which we acquired in September 2019, and collected Mission’s loan receivable of $49.0 million from Marshall. These increases were reduced by the cash payments the Company made to acquire a total of six television stations and certain non-license assets for total cash consideration payments of $132.3 million. In September 2019, we completed our acquisition of Tribune for a total cash purchase price of $7.187 billion, less $1.289 billion of cash acquired. Substantially concurrently with our Merger with Tribune, we sold the assets of 21 full power television stations in 16 markets for a cash consideration of $1.353 billion, including preliminary working capital adjustments and net of related fees. We also received $1.2 million in proceeds from disposal of assets. Our capital expenditures during the nine months ended September 30, 2020 were $170.2 million, an increase of $59.9 million compared to the same period in 2019, primarily due to increased capital expenditure requirements from Tribune stations and other businesses we acquired in 2019, partially offset by station divestitures. Other activity included a decrease in reimbursements from the FCC for station repack costs of $2.7 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $960.0 million during the nine months ended September 30, 2020, compared to net cash flows provided by financing activities of $4,455.1 million in the same period in 2019.

In 2020, we made payments on the outstanding principal balance of our term loans of $957.8 million (including $680.0 million in Nexstar’s debt prepayments and Mission’s full repayment of its term loan B of $224.5 million), redeemed our $900.0 million unsecured senior notes and paid $25.3 million premium on such redemption, paid dividends to our common stockholders of $76.4 million ($0.56 per share during each quarter), paid deferred financing costs of $10.7 million associated with our new $1.0 billion senior unsecured notes, repurchased common shares of $197.6 million, paid cash for taxes in exchange for shares of common stock withheld of $6.8 million resulting from net share settlements of certain stock-based compensation, and paid for finance lease and software obligations of $12.7 million. These decreases were offset by the proceeds from the issuance of our new $1.0 billion senior unsecured notes issued at par and from Mission’s drawing from the revolving credit facilities of $225.0 million.

In 2019, we issued $1.120 billion new 5.625% Notes due 2027, $670.4 million new Term Loan A (net of lender fees), and $3.041 billion new Term Loan B (net of lender fees) which were all used to partially fund the acquisition of Tribune and received $1.75 million in proceeds from exercise of stock options. The cash flow increases were partially offset by the repayment of term loans of $215.4 million, payments for debt financing costs of $70.7 million, payments of dividend to our common stockholders of $62.1 million ($0.45 per share each quarter), cash payment for taxes in exchange for shares of common stock withheld of $9.8 million, payment for noncontrolling interest of KHII of $6.4 million, payment for capital lease of $6.4 million and uses of cash from other financing activities of $6.9 million.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2020, the Company had total combined debt of $7.9 billion, net of financing costs and discounts, which represented 77.9% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2020 (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Nexstar senior secured credit facility	$4,935,915	$5,357	$79,967	$1,958,955	$2,891,636
Mission senior secured credit facility	225,000	-	-	225,000	-
Shield senior secured credit facility	20,950	287	3,903	16,760	-
5.625% Notes due 2027	1,785,000	-	-	-	1,785,000
4.75% Notes due 2028	1,000,000	-	-	-	1,000,000
	$7,966,865	$5,644	$83,870	$2,200,715	$5,676,636

We make semiannual interest payments on the 5.625% Notes due 2027 on January 15 and July 15 of each year. We make semiannual interest payments on our 4.75% Notes due 2028 on May 1 and November 1 of each year. Interest payments on our, Mission’s and Shield’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our, Mission’s and Shield’s senior secured credit facilities, as well as the indentures governing our 5.625% Notes due 2027 and 4.75% Notes due 2028, limit, but do not prohibit us, Mission or Shield, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company had $197.7 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2020. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. As discussed above, the ultimate outcome of the COVID-19 pandemic is uncertain at this time and may significantly impact our future operating performance, liquidity and financial position. Any adverse impact of the COVID-19 pandemic may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

On July 8, 2020, Nexstar assigned to Mission its option to purchase the CW affiliated station WPIX in the New York, NY market from Scripps. On the same date, Mission notified Scripps of its exercise of the option to purchase the station for a purchase price of $75.0 million, subject to customary adjustments, plus accrued interest in accordance with the option agreement. On August 28, 2020, Mission signed a purchase agreement to acquire WPIX. Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition is subject to FCC approval and other customary conditions and Mission expects it to close at the end of 2020. Upon Mission’s acquisition of WPIX, Nexstar intends to enter into a local service agreement and option agreement.

On August 7, 2020, Nexstar assigned to Mission its option to purchase the assets of WNAC, the Fox affiliated full power television station serving the Providence, Rhode Island market, from WNAC, LLC. On the same date, Mission notified WNAC, LLC of its exercise of the option and simultaneously entered into an Assignment and Assumption Agreement with Nexstar. The purchase price is equal to a base purchase price, plus an escalation amount per day from the date of the option agreement until the completion of the acquisition, minus a credit for an outstanding loan (all defined in the option agreement). Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition has received FCC approval and Mission expects it to close in the fourth quarter of 2020. Nexstar currently provides services to WNAC under an LMA which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase WNAC from Mission.

On August 7, 2020, Nexstar also assigned to Mission its option to purchase KASY, KWBQ and KRWB from Tamer. KASY (MNTV affiliated), KWBQ (CW affiliated) and KRWB (CW affiliated) are full power television stations serving the Albuquerque, New Mexico market. On the same date, Mission notified Tamer of its exercise of the option and simultaneously entered into an Assignment and Assumption Agreement with Nexstar. The purchase price is equal to a base purchase price, plus an escalation amount per year from the date of the option agreement until completion of the acquisition, minus a fixed monthly credit from the date of the option agreement until completion of the acquisition (all defined in the option agreement). Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition has received FCC approval and Mission expects it to close in the fourth quarter of 2020. Nexstar currently provides services to these stations under an SSA which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase the stations from Mission.

On August 10, 2020, Nexstar assigned to Mission its options to purchase WXXA-TV, the Fox affiliate in the Albany, NY market, and WLAJ-TV, the ABC affiliate in the Lansing, MI market, from Shield. On the same date, Mission notified Shield of its exercise of the options to purchase the stations and simultaneously entered into an Assignment and Assumption Agreement with Nexstar. The purchase price of these stations was $20.8 million. Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition of the Shield stations has received FCC consent and Mission expects it to close in the fourth quarter of 2020. Nexstar currently provides services to the Shield Stations under JSAs and SSAs which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase the stations from Mission.

On September 1, 2020, Nexstar’s Board of Directors approved $300 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. As of September 30, 2020, the remaining available amount under the share repurchase authorization was $259.2 million, net of all repurchases made. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On October 9, 2020, Nexstar contributed $34.8 million in cash to the Tribune qualified pension plans. Nexstar projects no additional cash contribution to its qualified pension plans during the remainder of 2020.

On October 19, 2020, Nexstar acquired 2,927,522 shares in Series A Preferred Stock of VENN, a live 24/7 streaming network for gaming and entertainment based in Los Angeles, CA, for a total cash consideration of $7.0 million.

On October 21, 2020, our Board of Directors declared a quarterly cash dividend of $0.56 per share of our Class A common stock. The dividend is payable on November 20, 2020 to stockholders of record on November 6, 2020.

On October 30, 2020, Nexstar prepaid $300.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission and Shield amended credit agreements do not contain financial covenant ratio requirements but do provide for default in the event we do not comply with all covenants contained in our credit agreement. As of September 30, 2020, we were in compliance with our financial covenant. We believe Nexstar, Mission, and Shield will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due 2027 and 4.75% Notes due 2028 for a period of at least the next 12 months from September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2020, we have outstanding standby letters of credit with various financial institutions amounting to $23.7 million, of which $20.3 million was assumed from the 2019 Tribune acquisition primarily in support of the worker’s compensation insurance program. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Summarized Financial Information

Nexstar Broadcasting’s (a wholly-owned subsidiary of Nexstar and herein referred to as the “Issuer”) 5.625% Notes due 2027 and 4.750% Notes due 2028 are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by Nexstar Media Group, Inc. (“Parent”), Mission (a consolidated VIE) and certain of Nexstar Broadcasting’s restricted subsidiaries (collectively, the “Guarantors” and, together with the Issuer, the “Obligor Group”). The Guarantees are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes due 2027 and the 4.75% Notes due 2028. The Issuer’s 5.625% Notes due 2027 and 4.75% Notes due 2028 are not registered with the SEC.

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

Summarized Balance Sheet Information (in thousands) – Summarized balance sheet information as of September 30, 2020 and December 31, 2019 of the Obligor Group is as follows:

	September 30, 2020	December 31, 2019
Current assets - external	$1,304,636	$1,291,730
Current assets - due from consolidated entities outside of Obligor Group	175,487	171,344
Total current assets	$1,480,123	$1,463,074
Noncurrent assets - external(1)	10,358,163	10,869,745
Noncurrent assets - due from consolidated entities outside of Obligor Group	292,843	92,494
Total noncurrent assets	$10,651,006	$10,962,239
Total current liabilities	$649,443	$904,811
Total noncurrent liabilities	$10,334,777	$10,733,488
Noncontrolling interests	$6,391	$6,250

(1)

Excludes Nexstar Broadcasting’s equity investments of $1.313 billion and $1.477 billion as of September 30, 2020 and December 31, 2019, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due 2028 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 6 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in thousands):

Nine Months Ended
September 30, 2020
Net revenue - external	$3,051,160
Net revenue - from consolidated entities outside of Obligor Group	22,737
Total net revenue	3,073,897
Costs and expenses - external	2,185,646
Costs and expenses - to consolidated entities outside of Obligor Group	50,114
Total costs and expenses	2,235,760
Income from operations	$838,137
Net income	$399,154
Net income attributable to Obligor Group	$399,154
Income on equity method investments	$41,384

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that as of September 30, 2020, there has been no material change to this information.

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

The term loan borrowings at September 30, 2020 under the Company’s senior secured credit facilities bear interest rates ranging from 1.90% to 2.90%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2020 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $49.6 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2020. An increase of 50 basis points in LIBOR would result in a $24.8 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $7.3 million. Since the onset of the COVID-19 pandemic, LIBOR has dropped significantly, and may be more volatile in the future, which could potentially impact our total interest expense. Our 5.625% Notes due 2027 and 4.75% Notes due 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2020, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Evaluation of Disclosure Controls and Procedures

Nexstar’s management, with the participation of its Chairman and Chief Executive Officer along with its President, Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon that evaluation, Nexstar’s Chairman and Chief Executive Officer and its President, Chief Operating Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, Nexstar’s disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its Chairman and Chief Executive Officer and its President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2020, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Nexstar has not experienced any significant impact to its internal controls over financial reporting despite the fact that most of its employees are working remotely due to the COVID-19 pandemic. Nexstar is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

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

Except as set forth below, as of September 30, 2020, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020. We have also updated the risk factor related to COVID-19 pandemic that was previously identified in the first quarter of 2020 as follows:

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

We are considered an essential industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities have had and may continue to have a material adverse effect on our workforce and operations, customers (e.g. advertisers and advertising agencies) and supply chain. The impact of COVID-19 significantly reduced the demand for television advertising in 2020, mostly in the first part of the second quarter, and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows in the second half of 2020 and/or in the future. The extent to which COVID-19 may adversely impact our business in the future depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions in the United States taken to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

On September 1, 2020, Nexstar Media’s Board of Directors approved a $300 million increase in Nexstar Media’s share repurchase authorization to repurchase its Class A common stock. The expansion brings the total capacity under Nexstar’s share repurchase program to approximately $384.2 million when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in the third quarter of 2020. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the quarter ended September 30, 2020:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
August 19-28, 2020	400,000	$93.65	400,000	$346,741,402
September 2-28, 2020	900,000	$97.25	900,000	$259,214,458
	1,300,000	$96.14	1,300,000

As of September 30, 2020, we had a remaining balance of $259.2 million available under the share repurchase program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.3

Amendment No. 4 to Credit Agreement, dated as of September 3, 2020, by and among Nexstar Broadcasting, Inc. and Bank of America, N.A. as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 9, 2020).

10.4

Amendment No. 3 to Credit Agreement, dated as of September 3, 2020, by and among Mission Broadcasting, Inc. and Bank of America, N.A. as administrative agent Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 9, 2020).

10.5

Indenture, dated as of September 25, 2020, between Nexstar Broadcasting, Inc. and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 25, 2020).

10.6

Executive Employment Agreement, dated as of September 25, 2020, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 1, 2020).

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2020 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR MEDIA GROUP, INC.

/S/ PERRY A. SOOK
By:	Perry A. Sook
Its:	Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ THOMAS E. CARTER
By:	Thomas E. Carter
Its:	President, Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: November 6, 2020