Form 10-K
period 2020-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2021-03-01
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $3,644,752,141.

As of February 23, 2021, the Registrant had 43,384,534 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated wholly-owned subsidiary, Nexstar Inc. (formerly Nexstar Broadcasting, Inc.); the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar Inc. has time brokerage agreements (“TBAs”), shared services agreements (“SSAs”), joint sales agreements (“JSAs”), local marketing agreements (“LMAs”) and outsourcing agreements (which we generally and collectively refer to as “local service agreements”) relating to the television stations owned by VIEs but does not own any of the equity interests in these entities. For a description of the relationship between Nexstar and these VIEs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There are 210 generally recognized television markets, known as Designated Market Areas (“DMAs”), in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2020 4th Edition, as published by BIA Financial Network, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: the risks and uncertainties related to the global Coronavirus Disease 2019 (“COVID-19”) pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses and our future financial performance; our ability to obtain financial and tax benefits from the recently-passed Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”); any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

Company Overview

We are a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services throughout the United States. We also own WGN America, a national general entertainment cable network and the home of our national newscast “NewsNation,” digital multicast network services, various digital products, services and content, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”), and a portfolio of real estate assets.

As of December 31, 2020, we owned, operated, programmed or provided sales and other services to 198 full power television stations, including those owned by VIEs, and one AM radio station in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, the MyNetworkTV (“MNTV”) and other broadcast television networks. As of December 31, 2020, we reached approximately 39% of U.S. television households (applying the Federal Communications Commission’s (“FCC”) ultra-high-frequency (“UHF”) discount).

The stations we own and operate or provide services to provide free programming to our markets’ television viewing audiences. This programming includes programs produced by networks with which the stations are affiliated, programs that the stations produce, and first-run and rerun syndicated programs that the stations acquire. Our cable network delivers a growing national newscast and quality television series and movies. Our primary sources of revenue include the sale of commercial air time on our stations to local advertisers, the sale of commercial time on our stations and cable network to national advertisers, the sale of advertising on each of our stations’ websites and mobile applications where we deliver community focused content, and the revenues earned from our retransmission consent and carriage agreements with traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, and online video distributors (“OVDs”), companies that provide video content through internet streaming.

Our digital businesses include video and display advertising platforms that are delivered locally or nationally through our own and various third party websites and mobile applications, a recently acquired consumer product reviews platform and other digital media solutions to media publishers and advertisers. We are focused on new technologies and growing our portfolio of digital products, services and content complementary to our vision of providing local news, entertainment and sports content through broadcast and digital platforms.

We seek to grow our revenue, operating income, EBITDA and cash flow by increasing the audience and revenue shares of the stations we own, operate, program or provide sales and other services to, as well as through our growing portfolio of digital products, services and content. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brands and community presence with local advertisers. We further improve broadcast cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by owning or providing services to stations affiliated with multiple networks, capitalizing on multiple sales forces and achieving an increased level of operational efficiency. As a result of our operational enhancements, we expect revenue from the stations we have acquired or begun providing services to in the last four years to grow faster than that of our more mature stations.

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

Significant Transactions and Recent Events

Recent Acquisitions and Dispositions

2020 Nexstar Acquisitions

On December 29, 2020, we acquired 100% of the membership interests in BestReviews LLC (“BestReviews”) from Tribune Publishing Company, LLC (“TribPub”) and BR Holding Company, Inc. (“BR Holdco”) for $169.9 million in cash, funded by cash on hand. BestReviews engages in the business of testing, researching and reviewing consumer products. Our acquisition of BestReviews diversifies our digital portfolio while presenting new revenue channels by leveraging our media content, national reach, and consumer digital usage across multiple platforms.

On September 17, 2020, we acquired WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair Broadcast Group, Inc. (“Sinclair”) for $18.0 million in cash, funded by cash on hand. This acquisition allowed us entry into this market.

On March 2, 2020, we acquired the Fox affiliate television station WJZY and the MNTV affiliate television station WMYT in the Charlotte, NC market from Fox Television Stations, LLC (“Fox”) for $45.3 million in cash. The acquisition from Fox allowed us entry into this market.

On January 27, 2020, we acquired certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair for $17.9 million in cash, funded by cash on hand.

2020 Mission Acquisitions

On December 30, 2020, Mission Broadcasting, Inc. (“Mission”), our consolidated VIE, acquired the CW affiliate station WPIX in the New York, NY market from The E.W. Scripps Company (“Scripps”). Mission funded the purchase price of $85.1 million in cash through a combination of borrowing from its revolving credit facility and cash on hand. Upon Mission’s acquisition of WPIX, it entered into a TBA with us. Mission also granted us an option to purchase WPIX from Mission, subject to FCC consent. These transactions allowed the Company’s entry into this market.

On November 23, 2020, Mission acquired WXXA, the Fox affiliate in the Albany, NY market, and WLAJ, the ABC affiliate in the Lansing, MI market from Shield Media, LLC (“Shield”) for $20.8 million in cash, funded through a combination of Mission’s borrowing from its revolving credit facility and cash on hand. Effective on November 23, 2020, Mission assumed the existing JSAs and SSAs between Shield and us for the stations. Mission also granted us options to purchase the stations from Mission, subject to FCC consent. Mission’s purchase of these stations allowed its entry into these markets. Prior to Mission’s acquisition, we were the primary beneficiary of these stations and consolidated their accounts into our financial statements. Under Mission’s ownership, we remained the primary beneficiary and continued to consolidate these stations into our financial statements.

On November 16, 2020, Mission acquired KASY, KWBQ and KRWB from Tamer Media, LLC (“Tamer”) for $1.8 million in cash, funded through a combination of Mission’s borrowing from its revolving credit facility and cash on hand. KASY (an MNTV affiliate), KWBQ (a CW affiliate) and KRWB (a CW affiliate) are full power television stations serving the Albuquerque, New Mexico market. Effective on November 16, 2020, Mission assumed the existing SSA between Tamer and us for the stations. Mission also granted us an option to purchase the stations from Mission, subject to FCC consent. Mission’s purchase of these stations allowed its entry into this market. Prior to Mission’s acquisition, we were the primary beneficiary of these stations and consolidated their accounts into our financial statements. Under Mission’s ownership, we remained the primary beneficiary and continued to consolidate these stations into our financial statements.

On September 1, 2020, Mission acquired television stations KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market from Marshall Broadcasting Group, Inc. (“Marshall”). The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million in cash was funded by cash on hand. At closing, Mission entered into new SSAs with us for the stations. These transactions allowed Mission’s entry into these markets.

2020 Nexstar Dispositions

On March 2, 2020, we completed the sale of Fox affiliate television station KCPQ and the MNTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, resulting in a net gain of $4.7 million. Our proceeds from the sale of the stations were partially used to prepay a portion of our term loans.

On January 14, 2020, we sold our sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale) resulting in a net gain of $2.4 million.

See Notes 3 and 9 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the above transactions.

Operating Strategy

We seek to generate revenue, operating income, EBITDA and cash flow growth through the following strategies:

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. Based on internally generated analysis, we believe that in over 74% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2020, we earned approximately 43% of our advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to typically provide between 15 to 40 hours per week of local news programming, but as high as 80 hours per week in stations with enhanced time periods for local news. Extensive local sports coverage, active sponsorship of community events and the local news stories our Washington, D.C. bureau focuses on further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Invest in Digital Media. We are focused on new technologies and growing our portfolio of digital products, services and content. Our station websites provide access to our local news and information, as well as community centric businesses and services. We delivered digital content to audiences across all of our station web sites in 2020, with approximately 91 million unique monthly users who utilized nearly 7.8 billion page views. Also in 2020, our mobile websites and mobile application accounted for 43% and 38%, respectively, of our station websites’ overall page views by year end. We are committed to serving our local markets by providing local content to both online and mobile users wherever and whenever they want. We have also invested in various digital product lines, including video and display advertising platforms that are delivered locally or nationally through our own and various third party websites and mobile applications, a recently acquired consumer product reviews platform and other digital media solutions to media publishers and advertisers.

Emphasize Local Sales. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2020, revenue generated by our stations from core local advertising represented approximately 69% of our stations’ consolidated core advertising net revenue (total of core local and national advertising net revenue, excluding political advertising revenue). In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Capitalize on Diverse Network Affiliations.  We currently own, operate, program or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS, and FOX affiliated stations, which represented approximately 11.9%, 21%, 22.8% and 25.3%, respectively, of our 2020 combined core (local and national) and political advertising net revenue. The networks provide these stations with quality programming and numerous sporting events such as NBA basketball, Major League baseball, NFL football, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 53% of our stations’ net revenue for the year ended December 31, 2020 from our duopoly markets.

Operate and Expand NewsNation.  In September 2020, WGN America successfully launched NewsNation, a live daily three-hour national newscast during prime time. By aggregating our current news resources of 5,500 journalists in 110 newsrooms to produce a national newscast, we can leverage WGN America’s strong reach across the United States. Beginning on March 1, 2021, we will rebrand WGN America as NewsNation, rename our national prime time newscast to “NewsNationPrime” to air every night from 8 p.m. to 10 p.m. Eastern Time and launch “Banfield,” an hour-long news and talk show, to air weeknights at 10 p.m. Eastern Time. We are also expanding NewsNation’s programming to five hours on weeknights with the launch of two new hour-long shows: “NewsNation Early Edition” at 6 p.m. Eastern Time and “The Donlon Report” at 7 p.m. Eastern Time. WGN America is currently available in approximately 74 million households as estimated by The Nielsen Company (US), LLC.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase EBITDA and free cash flow. We continually seek to identify and implement cost savings at each of our stations, the stations we provide services to and other business units, and our overall size benefits each station or business unit with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations, the stations we provide services to and other business units.

Monetization of Real Estate Assets.  We intend to maximize the monetization of our real estate assets by continuously assessing market conditions and executing on what we believe are the best strategies for each of the properties such as opportunistic divestitures, including select properties as part of an accelerated monetization program and improving entitlements of properties to increase value prior to monetization.

Attract and Retain High Quality Management. We seek to attract and retain station general managers with proven track records in larger television markets by providing equity incentives not typically offered by other station operators in our markets. Most of our station general managers have been granted restricted stock units and stock options and have extensive experience in the television broadcasting industry.

Acquisition Strategy

We selectively pursue acquisitions of television stations where we believe we can improve revenue, operating income, EBITDA and cash flow through active management. When considering an acquisition, we evaluate the target audience share, revenue share, overall cost structure and proximity to our regional clusters. Additionally, we seek to acquire or enter into local service agreements with stations to create duopoly markets. We selectively pursue acquisitions of digital properties, including new technologies and growing our portfolio of digital products, services and content, that leverage our capabilities and complementary to our vision of providing local news, entertainment and sports content through broadcast and digital platforms.

Relationship with VIEs

Through various local service agreements, as of December 31, 2020, we provided sales, programming and other services to 36 full power television stations owned by consolidated VIEs and one full power television station owned by an unconsolidated VIE. As of December 31, 2020, all of the VIEs and their stations are 100% owned by independent third parties. In compliance with FCC regulations for all the parties, the VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, for the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with the consolidated VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all but three of the consolidated VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2021 and 2028. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

For additional information on VIEs, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

The Stations

The following chart sets forth general information about the television stations (full power, low power and multicast channels) we own, operate, program or provide sales and other services to as of December 31, 2020:

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	FCC License Expiration Date
1	New York, NY	LSA	WPIX(5)	The CW	WPIX-D2, D3, D4	Antenna TV, Court TV, TBD	6/1/2023
2	Los Angeles, CA	O&O	KTLA	The CW	KTLA-D2, D3, D4	AntennaTV, CourtTV, TBD	12/1/2022
3	Chicago, IL	O&O	WGN	Independent	WGN-D2, D3, D4	AntennaTV, CourtTV, TBD	12/1/2021
4	Philadelphia, PA	O&O	WPHL	MNTV	WPHL-D2, D3, D4	AntennaTV, CourtTV, Comet	8/1/2023
5	Dallas, TX	O&O	KDAF	The CW	KDAF-D2, D3, D4	AntennaTV, CourtTV, Charge!	8/1/2022
6	San Francisco, CA	O&O	KRON	MNTV	KRON-D2, D3, D4, D5	Sky Link TV, GetTV, CourtTV, AntennaTV	12/1/2022
8	Houston, TX	O&O	KIAH	The CW	KIAH-D2, D3, D4, D5	AntennaTV, Comet, TBD, CourtTV	8/1/2022
9	DC/Hagerstown, MD	O&O O&O	WDVM(3) WDCW	Independent The CW	WDVM-D2, D3, D4 WDCW-D2, D3	Grit, CourtTV Mystery, Laff AntennaTV, WDVM	(4) (4)
13	Tampa, FL	O&O O&O	WFLA WTTA(18)	NBC MNTV	WFLA-D2, D3 WTTA-D2	CourtTV Mystery CoziTV	2/1/2028 2/1/2021
16	Denver, CO	O&O O&O O&O	KDVR KWGN KFCT	FOX The CW FOX	KDVR-D2, D3 KWGN-D2, D3, D4	AntennaTV, TBD CourtTV, Comet, Charge!	4/1/2022 4/1/2022 4/1/2022
19	Cleveland, OH	O&O	WJW	FOX	WJW-D2, D3, D4	AntennaTV, Comet, Charge!	10/1/2021
20	Sacramento, CA	O&O	KTXL	FOX	KTXL-D2, D3, D4	AntennaTV, CourtTV, TBD	12/1/2022
21	Portland, OR	O&O O&O	KOIN KRCW	CBS The CW	KOIN-D2, D3 KRCW-D2, D3, D4	getTV, Bounce AntennaTV, CourtTV, TBD	2/1/2023 2/1/2023
22	Charlotte, NC	O&O O&O	WJZY WMYT	FOX MNTV	WJZY-D3, D4, D5, D6, D7, D8 WMYT	Son Life, Movies, H&I, ION, Light TV, ShopLC	(4) (4)
23	St. Louis, MO	O&O O&O	KPLR KTVI	The CW FOX	KPLR-D2, D3, D4 KTVI-D2, D3, D4	CourtTV, Comet, Grit AntennaTV, CourtTV Mystery, Dabl	2/1/2022 2/1/2022
24	Raleigh, NC	O&O	WNCN	CBS	WNCN-D2, D3, D4	CourtTV, Grit, CourtTV Mystery	(4)
25	Indianapolis, IN	O&O O&O O&O	WTTV WTTK WXIN	CBS CBS FOX	WTTV-D2, D3 WTTK-D2, D3 WXIN-D2, D3, D4	Independent, Comet Independent, Cozi AntennaTV, CourtTV, Charge!	8/1/2021 8/1/2021 8/1/2021
27	San Diego, CA	O&O	KSWB	FOX	KSWB-D2, D3, D4	AntennaTV, CourtTV, ION	12/1/2022
29	Nashville, TN	O&O	WKRN	ABC	WKRN-D2, D3, D4	Bounce, True Crime, Grit	8/1/2021
30	Salt Lake City, UT	O&O O&O	KTVX KUCW	ABC The CW	KTVX-D2, D3, D4 KUCW-D2, D3, D4	MeTV, Laff, Heroes & Icons Movies!, Grit, CourtTV	10/1/2022 10/1/2022
32	New Haven, CT	O&O O&O	WTNH WCTX(18)	ABC MNTV	WTNH-D2 WCTX-D2	Bounce Grit	4/1/2023 4/1/2023
33	Columbus, OH	O&O	WCMH	NBC	WCMH-D2, D3, D4	CourtTV, ION, Laff	10/1/2021
34	Kansas City, MO	O&O	WDAF	FOX	WDAF-D2, D3, D4	AntennaTV, CourtTV, Charge!	2/1/2022
35	Spartanburg, SC	O&O O&O	WSPA WYCW(18)	CBS The CW	WSPA-D3 WYCW-D3	ION get TV	(4) (4)
38	Austin, TX	O&O LSA O&O	KXAN KNVA(8) KBVO	NBC The CW MNTV	KXAN-D2, D3 KNVA-D2, D3, D4 KBVO-CD, D2, D3, D4	Cozi TV, ION Grit, Laff, CourtTV Bounce, Heroes & Icons, AntennaTV	8/1/2022 8/1/2022 8/1/2022
40	Las Vegas, NV	O&O	KLAS	CBS	KLAS-D2, D3, D4	MeTV, Movies!, ION	10/1/2022
41	Grand Rapids, MI	O&O O&O O&O	WOOD WOTV	NBC ABC	WOOD-D2, D3 WOTV-D2, D3, D4 WXSP-CD, D2, D3	Bounce, Laff getTV, Grit, Weather MNTV, Cozi TV, CourtTV Mystery	10/1/2021 10/1/2021 10/1/2021
42	Harrisburg, PA	O&O	WHTM	ABC	WHTM-D2, D3, D4, D5	ION, getTV, Laff, WLYH	8/1/2023
44	Oklahoma City, OK	O&O O&O	KAUT KFOR	Independent NBC	KAUT-D2, D3, D4 KFOR-D2, D3, D4	CourtTV, CourtTV Mystery, Cozi TV AntennaTV, True Crime, Dabl	6/1/2022 6/1/2022
45	Birmingham, AL	O&O	WIAT	CBS	WIAT-D2, D3, D4	CourtTV Mystery, True Crime, CourtTV	4/1/2021
46	Portsmouth, VA	O&O O&O	WAVY WVBT	NBC FOX	WAVY-D2, D3, D4 WVBT-D2, D3	Bounce, getTV, ShopLC Cozi TV, Heroes & Icons	(4) (4)
47	Greensboro, NC	O&O	WGHP	FOX	WGHP-D2, D3, D4	AntennaTV, CourtTV, Dabl	(4)
48	Albuquerque, NM	O&O O&O O&O LSA LSA LSA	KRQE KREZ(14) KBIM(14) KASY(5) KRWB(5) KWBQ(5)	CBS CBS CBS MNTV The CW The CW	KRQE-D2, D3 KREZ-D2 KBIM-D2 KASY-D2, D3, D4, D5 KRWB-D2, D3, D4 KWBQ-D2, D3, D4	FOX, Bounce FOX FOX CourtTV Mystery, getTV, Cozi TV, AntennaTV Grit, Laff, ION Grit, Laff, ION	10/1/2022 4/1/2022 10/1/2022 10/1/2022 10/1/2022 10/1/2022

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	FCC License Expiration Date
50	New Orleans, LA	O&O O&O	WGNO WNOL	ABC The CW	WGNO-D2, D3, D4 WNOL-D2, D3, D4	AntennaTV, Dabl, TBD CourtTV, Comet, Charge!	6/1/2021 6/1/2021
51	Memphis, TN	O&O	WREG	CBS	WREG-D2, D3	News3, AntennaTV	8/1/2021
52	Providence, RI	O&O LSA	WPRI WNAC(9)	CBS FOX	WPRI-D2, D3, D4 WNAC-D2, D3, D4	MNTV, Bounce, getTV The CW, Laff, AntennaTV	4/1/2023 4/1/2023
53	Buffalo, NY	O&O O&O	WNLO WIVB(18)	The CW CBS	WNLO-D2 WIVB-D2	Bounce CourtTV	6/1/2023 6/1/2023
55	Fresno, CA	O&O O&O	KSEE KGPE	NBC CBS	KSEE-D2, D3 KGPE-D2, D3, D4	Bounce, Grit CourtTV Mystery, Light TV, Court TV	12/1/2022 12/1/2022
56	Richmond, VA	O&O	WRIC	ABC	WRIC-D2, D3, D4	ION, getTV, Laff	(4)
57	Mobile, AL	O&O O&O	WKRG WFNA	CBS The CW	WKRG-D2, D3, D4 WFNA-D2, D3, D4	ION, MeTV, CourtTV Bounce, True Crime, Grit	4/1/2021 4/1/2021
58	Wilkes Barre, PA	O&O LSA	WBRE WYOU(5)	NBC CBS	WBRE-D2, D3, D4 WYOU-D2, D3, D4	Laff, Grit, True Crime CourtTV Mystery, Bounce, Cozi TV	8/1/2023 8/1/2023
59	Little Rock, AR	O&O O&O LSA LSA	KARK KARZ KLRT(5) KASN(5)	NBC MNTV FOX The CW	KARK-D2, D3, D4 KARZ-D2, D3 KLRT-D2	Laff, Grit, Antenna TV Bounce, ION CourtTV Mystery	6/1/2021 6/1/2021 6/1/2021 6/1/2021
60	Albany, NY	O&O LSA	WTEN WXXA(5)	ABC FOX	WTEN-D2, D3, D4 WXXA-D2, D3, D4	getTV, True Crime, CourtTV Mystery OTB-TV, Laff, Bounce	6/1/2023 6/1/2023
62	Knoxville, TN	O&O	WATE	ABC	WATE-D2, D3, D4	getTV, Laff, Cozi TV	8/1/2021
63	Lexington, KY	O&O	WDKY	FOX	WDKY-D2, D3, D4	Comet, Charge, TBD	8/1/2021
65	Dayton, OH	O&O LSA	WDTN WBDT(7)(18)	NBC The CW	WDTN-D2, D3 WBDT-D2	CourtTV Mystery, ION Bounce	10/1/2021 10/1/2021
67	Honolulu, HI	O&O O&O O&O O&O O&O O&O	KHON KHAW(15) KAII(15) KGMD(15) KGMV(15) KHII	FOX FOX FOX MNTV MNTV MNTV	KHON-D2, D3, D4 KHAW-D2, D3, D4 KAII-D2, D3, D4	The CW, getTV, CourtTV The CW, getTV, CourtTV The CW, getTV, CourtTV	2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023
68	Des Moines, IA	O&O	WHO	NBC	WHO-D2, D3, D4	Weather, AntennaTV, CourtTV	2/1/2022
69	Green Bay, WI	O&O	WFRV	CBS	WFRV-D2, D3	Bounce, True Crime	12/1/2021
70	Wichita, KS	O&O O&O O&O O&O O&O	KSNW KSNC(16) KSNG(16) KSNK(16)	NBC NBC NBC NBC	KSNW-D2, D3, D4 KSNC KSNG-D2 KSNK KSNL-LD	Telemundo, ION, True Crime Telemundo NBC	6/1/2022 6/1/2022 6/1/2022 6/1/2022 6/1/2022
71	Roanoke, VA	O&O O&O	WFXR WWCW	FOX The CW	WFXR-D2, D3, D4 WWCW-D2, D3, D4	The CW, Bounce, CourtTV Mystery FOX, Laff, Grit	(4) (4)
74	Springfield, MO	LSA O&O O&O	KOLR(5) KOZL KRBK	CBS MNTV FOX	KOLR-D2, D3, D4 KOZL-D2, D3 KRBK-D2, D3, D4	Laff, Grit, ShopLC CourtTV Mystery, Bounce MeTV, Movies!, ION	2/1/2022 2/1/2022 2/1/2022
75	Charleston, WV	O&O	WOWK	CBS	WOWK-D2, D3, D4	CourtTV Mystery, Laff, Grit	(4)
77	Rochester, NY	O&O	WROC	CBS	WROC-D2, D3, D4	Bounce, Laff, CourtTV Mystery	6/1/2023
79	Huntsville, AL	O&O O&O	WHDF WHNT	The CW CBS	WHDF-D2 WHNT-D2, D3	CourtTV The CW, AntennaTV	4/1/2021 4/1/2021
82	Colorado Springs, CO	O&O O&O	KXRM	FOX	KXRM-D2, D3, D4 KXTU-LD, D2, D3, D4	The CW, ION, CourtTV Mystery The CW, Bounce, Laff, AntennaTV	4/1/2022
83	Waco-Bryan, TX	O&O O&O	KWKT KYLE	FOX MNTV	KWKT-D2, D3, D4 KYLE-D2, D3, D4	MNTV, AntennaTV, Bounce FOX, Estrella, Laff	8/1/2022 8/1/2022
85	Brownsville, TX	O&O	KVEO	NBC	KVEO-D2, D3, D4, D5	CBS, Estrella, CourtTV Mystery, Grit	8/1/2022
86	Shreveport, LA	O&O LSA LSA	KTAL KMSS(5) KSHV(6)	NBC FOX MNTV	KTAL-D2, D3, D4 KSHV-D2, D3, D4	Laff, Cozi TV, HSN CourtTV Mystery, ION, Quest	8/1/2022 6/1/2021 6/1/2021
87	Syracuse, NY	O&O	WSYR	ABC	WSYR-D2, D3, D4	AntennaTV, Bounce, Laff	6/1/2023
89	Charleston, SC	O&O	WCBD	NBC	WCBD-D2, D3, D4	The CW, ION, Laff	(4)
90	Champaign, IL	O&O O&O	WCIX WCIA	MNTV CBS	WCIX-D2, D3, D4 WCIA-D2, D3, D4	CBS, CourtTV Mystery, Laff MNTV, Bounce, Grit	12/1/2021 12/1/2021
91	Savannah, GA	O&O	WSAV	NBC	WSAV-D2, D3, D4	The CW, CourtTV/MNTV, Laff	4/1/2021
93	El Paso, TX	O&O	KTSM	NBC	KTSM-D2, D3, D4	Estrella, CourtTV Mystery, Laff	8/1/2022
94	Baton Rouge, LA	O&O LSA O&O O&O	WGMB WVLA(6)	FOX NBC	WGMB-D2, D3 WVLA-D2, D3 WBRL-CD KZUP-CD	The CW, Cozi TV Laff, ION The CW Independent	6/1/2021 6/1/2021 6/1/2021 6/1/2021
95	Fayetteville, AR	O&O O&O O&O	KFTA KNWA KXNW	FOX NBC MNTV	KFTA-D2, D3, D4 KNWA-D2, D3, D4	NBC, CourtTV Mystery, Bounce FOX, Laff, Grit	6/1/2021 6/1/2021 6/1/2021
96	Burlington, VT	O&O LSA	WFFF WVNY(5)	FOX ABC	WFFF-D2, D3,D4 WVNY-D2, D3, D4	CourtTV Mystery, Bounce, AntennaTV Laff, Grit, Quest	4/1/2023 4/1/2023
97	Jackson, MS	O&O	WJTV	CBS	WJTV-D2, D3, D4	The CW, ION, CourtTV	6/1/2021

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	FCC License Expiration Date
99	Myrtle Beach-Florence, SC	O&O	WBTW	CBS	WBTW-D2, D3, D4	MNTV/AntennaTV, ION, CourtTV Mystery	(4)
100	Tri-Cities, TN-VA	O&O	WJHL	CBS	WJHL-D2, D3	ABC, AntennaTV	8/1/2021
102	Greenville, NC	O&O	WNCT	CBS	WNCT-D2, D3, D4	The CW, getTV, CourtTV Mystery	12/1/2027
103	Quad Cities, IL	LSA O&O O&O	KLJB(5) KGCW WHBF	FOX The CW CBS	KLJB-D2 KGCW-D2, D3, D4 WHBF-D2, D3, D4	MeTV ThisTV, Laff, Bounce Court TV, Grit, CourtTV Mystery	2/1/2022 2/1/2022 12/1/2021
106	Evansville, IN	O&O LSA	WEHT WTVW(5)	ABC The CW	WEHT-D2, D3 WTVW-D2, D3, D4	Laff, Cozi TV Bounce, CourtTV Mystery, ION	8/1/2021 8/1/2021
107	Altoona, PA	O&O	WTAJ	CBS	WTAJ-D2, D3, D4	CourtTV Mystery, Laff, Grit	8/1/2023
109	Sioux Falls, SD	O&O O&O O&O	KELO KDLO(17) KPLO(17)	CBS CBS CBS	KELO-D2, D3, D4 KDLO-D2, D3, D4 KPLO-D2, D3, D4	MNTV, ION, CourtTV Mystery MNTV, ION, CourtTV Mystery MNTV, ION, CourtTV Mystery	4/1/2022 4/1/2022 4/1/2022
110	Tyler-Longview, TX	O&O LSA LSA	KETK KFXK(6)	NBC FOX	KETK-D2, D3, D4 KFXK-D2, D3, D4 KTPN-LD(6)	Grit, ION, AntennaTV MNTV, CourtTV Mystery, Laff MNTV	8/1/2022 8/1/2022 8/1/2022
111	Ft. Wayne, IN	O&O	WANE	CBS	WANE-D2, D3, D4	ION, Laff, CourtTV Mystery	8/1/2021
112	Augusta, GA	O&O	WJBF	ABC	WJBF-D2, D3, D4	MeTV, ION, CourtTV Mystery	4/1/2021
115	Lansing, MI	LSA O&O	WLAJ(5) WLNS(18)	ABC CBS	WLAJ-D2	The CW+	10/1/2021 10/1/2021
116	Springfield, MA	O&O	WWLP	NBC	WWLP-D2, D3, D4	The CW, ION, CourtTV Mystery	4/1/2023
119	Youngstown, OH	LSA O&O O&O	WYTV(7) WKBN(18)	ABC CBS	WYTV- D2 WKBN-D2 WYFX-LD, D2, D3, D4, D5, D6	MNTV FOX FOX, MNTV, ION, Bounce, Laff, getTV	10/1/2021 10/1/2021
122	Lafayette, LA	O&O	KLFY	CBS	KLFY-D2, D3, D4	getTV, ION, Laff	6/1/2021
123	Peoria, IL	O&O LSA	WMBD WYZZ(10)	CBS FOX	WMBD-D2, D3, D4	Bounce, Laff, CourtTV Mystery	12/1/2021 12/1/2021
125	Bakersfield, CA	O&O O&O	KGET	NBC	KGET-D2, D3, D4 KKEY-LP	The CW, Telemundo, Laff Telemundo	12/1/2022 12/1/2022
127	Columbus, GA	O&O	WRBL	CBS	WRBL-D2, D3, D4	MeTV, ION, Laff	4/1/2021
129	La Crosse, WI	O&O O&O	WLAX WEUX(13)	FOX FOX	WLAX-D2, D3, D4 WEUX-D2, D3, D4	AntennaTV, Laff, Grit AntennaTV, CourtTV Mystery, Bounce	12/1/2021 12/1/2021
131	Amarillo, TX	O&O LSA LSA	KAMR KCIT(5)	NBC FOX	KAMR-D2, D3, D4 KCIT-D2, D3, D4 KCPN-LP(5)	MNTV, Laff, Cozi TV Grit, CourtTV Mystery, Bounce MNTV	8/1/2022 8/1/2022 8/1/2022
138	Midland, TX	O&O LSA	KMID KPEJ(5)	ABC FOX	KMID-D2, D3, D4 KPEJ-D2	Laff, CourtTV Mystery, Grit Estrella	8/1/2022 8/1/2022
139	Rockford, IL	O&O LSA	WQRF WTVO(5)	FOX ABC	WQRF-D2, D3 WTVO-D2, D3, D4	Bounce, CourtTV Mystery MNTV, Laff, Grit	12/1/2021 12/1/2021
141	Minot-Bismarck, ND	O&O O&O O&O O&O	KXMA KXMB(12) KXMC KXMD(12)	The CW CBS CBS CBS	KXMA-D2, D3, D4 KXMB-D2, D3, D4 KXMC-D2, D3, D4 KXMD-D2, D3, D4	CBS, Laff, CourtTV Mystery The CW, Laff, CourtTV Mystery The CW, Laff, CourtTV Mystery The CW, Laff, CourtTV Mystery	4/1/2022 4/1/2022 4/1/2022 4/1/2022
142	Topeka, KS	O&O LSA O&O	KSNT KTKA(7)	NBC ABC	KSNT-D2, D3, D4 KTKA-D2, D3, D4 KTMJ-CD, D2, D3, D4	FOX, ION, Bounce getTV, The CW, AntennaTV FOX, CourtTV Mystery, Grit, Laff	6/1/2022 6/1/2022
143	Monroe, AR	O&O LSA	KARD KTVE(5)	FOX NBC	KARD-D2, D3, D4 KTVE-D2, D3, D4	Bounce, Grit, Cozi TV KARD, Laff, CourtTV Mystery	6/1/2021 6/1/2021
145	Lubbock, TX	O&O LSA	KLBK KAMC(5)	CBS ABC	KLBK-D2, D3 KAMC-D2, D3, D4	CourtTV, AntennaTV CourtTV Mystery, Bounce, QVC2	8/1/2022 8/1/2022
148	Sioux City, IA	O&O	KCAU	ABC	KCAU-D2, D3, D4	CourtTV Mystery, Laff, Bounce	2/1/2022
149	Wichita Falls, TX	O&O LSA LSA	KFDX KJTL(5)	NBC FOX	KFDX-D2, D3, D4 KJTL-D2, D3, D4 KJBO-LP(5)	MNTV, Laff, Cozi TV Grit, Bounce, CourtTV Mystery MNTV	8/1/2022 8/1/2022 8/1/2022
151	Erie, PA	O&O LSA	WJET WFXP(5)	ABC FOX	WJET-D2, D3, D4 WFXP-D2, D3, D4	Laff, CourtTV Mystery, Cozi TV Grit, Bounce, AntennaTV	8/1/2023 8/1/2023
152	Joplin, MO	O&O LSA	KSNF KODE(5)	NBC ABC	KSNF-D2, D3, D4 KODE-D2, D3, D4	Laff, CourtTV Mystery, Cozi TV Grit, Bounce, ION	2/1/2022 2/1/2022
153	Panama City, FL	O&O	WMBB	ABC	WMBB-D2, D3, D4	MeTV, Laff, CourtTV Mystery	2/1/2021
156	Terre Haute, IN	O&O LSA	WTWO WAWV(5)	NBC ABC	WTWO-D2, D3, D4 WAWV-D2, D3	Laff, CourtTV Mystery, Cozi TV Grit, Bounce	8/1/2021 8/1/2021
162	Binghamton, NY	O&O O&O	WIVT	ABC	WIVT-D2, D3, D4 WBGH-CD, D2	NBC, Laff, CourtTV Mystery NBC, ABC	6/1/2023 6/1/2023

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	FCC License Expiration Date
163	Wheeling, WV	O&O	WTRF	CBS	WTRF-D2, D3, D4	MNTV, ABC, CourtTV Mystery	(4)
164	Beckley, WV	O&O	WVNS	CBS	WVNS-D2	FOX	(4)
165	Abilene, TX	O&O LSA	KTAB KRBC(5)	CBS NBC	KTAB-D2, D3, D4 KRBC-D2, D3, D4	Telemundo, CourtTV Mystery, ION Grit, Laff, Bounce	8/1/2022 8/1/2022
167	Billings, MT	O&O LSA	KSVI KHMT(5)	ABC FOX	KSVI-D2, D3, D4 KHMT-D2, D3, D4	CourtTV Mystery, Bounce, AntennaTV CourtTV, ION, Laff,	4/1/2022 4/1/2022
168	Hattiesburg, MS	O&O	WHLT	CBS	WHLT-D2, D3, D4	The CW, ION, CourtTV Mystery	6/1/2021
169	Rapid City, SD	O&O	KCLO	CBS	KCLO-D2, D3, D4	The CW, ION, CourtTV Mystery	4/1/2022
170	Clarksburg, WV	O&O	WBOY	NBC	WBOY-D2, D3, D4	ABC, CourtTV Mystery, Laff	(4)
171	Utica, NY	O&O LSA O&O	WFXV WUTR(5)	FOX ABC	WFXV-D2, D3 WUTR-D2, D3, D4 WPNY-LP	CourtTV Mystery, Laff MNTV, Grit, Bounce MNTV	6/1/2023 6/1/2023 6/1/2023
172	Dothan, AL	O&O	WDHN	ABC	WDHN-D2, D3, D4	CourtTV Mystery, Laff, Cozi TV	4/1/2021
175	Jackson, TN	O&O	WJKT	FOX	WJKT-D2, D3, D4	CourtTV Mystery, Laff, Grit	8/1/2021
178	Elmira, NY	O&O	WETM	NBC	WETM-D2, D3, D4	AntennaTV, Laff, CourtTV Mystery	6/1/2023
180	Watertown, NY	O&O	WWTI	ABC	WWTI-D2, D3, D4	The CW, Laff, CourtTV Mystery	6/1/2023
181	Alexandria, LA	O&O	WNTZ	FOX	WNTZ-D2, D3, D4	Bounce, CourtTV Mystery, Laff	6/1/2021
183	Marquette, MI	O&O	WJMN	CBS	WJMN-D2, D3, D4	CourtTV Mystery, Laff, Bounce	10/1/2021
187	Grand Junction, CO	O&O O&O LSA O&O	KREX KREY(11) KFQX(5)	CBS CBS FOX	KREX-D2, D3, D4 KREY-D2, D3, D4 KFQX-D2, D3, D4 KGJT-CD	Laff, MNTV, Bounce FOX, CourtTV Mystery, Grit CBS, CourtTV Mystery, Grit MNTV	4/1/2022 4/1/2022 4/1/2022 4/1/2022
197	San Angelo, TX	O&O LSA	KLST KSAN(5)	CBS NBC	KLST-D2, D3, D4 KSAN-D2, D3, D4	CourtTV Mystery, Grit, AntennaTV Laff, Bounce, ION	8/1/2022 8/1/2022

(1)

Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2020 4th Edition, as published by BIA Financial Network, Inc.

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

(5)

These stations and related multicast channels are owned by Mission. In September 2020, Mission acquired stations KMSS, KPEJ and KLJB from Marshall. In November 2020, Mission acquired stations KASY, KWBQ and KRWB from Tamer and stations WXXA and WLAJ from Shield. In December 2020, Mission acquired WPIX from Scripps. Refer to Item 1, “Business–Recent Acquisitions and Dispositions” for additional information.

(6)	These stations and related multicast channels are owned by White Knight Broadcasting (“White Knight”).
(7)	These stations and related multicast channels are owned by Vaughan Media LLC (“Vaughan”).
(8)	KNVA is owned by 54 Broadcasting, a subsidiary of Vaughan.
(9)	WNAC is owned by WNAC, LLC.
(10)	WYZZ is owned by Cunningham Broadcasting Corporation.
(11)	KREY operates as a satellite station of KREX.
(12)	KXMB and KXMD operate as satellite stations of KXMC.
(13)	WEUX operates as a satellite station of WLAX.
(14)	KREZ and KBIM operate as satellite stations of KRQE.
(15)	KHAW and KAII operate as satellite stations of KHON. KGMD and KGMV are satellites of KHII.
(16)	KSNC, KSNG and KSNK operate as satellite stations of KSNW.
(17)	KDLO and KPLO operate as satellite stations of KELO.
(18)	These stations are operating under channel sharing arrangements with another Company station in the same market.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, MVPDs, OVDs, Google, Facebook and other online media, newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

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

Network Affiliations

Except for WGN-TV, WDVM and KAUT (independent stations), all of the full power television stations that we own and operate, program or provide sales and other services to as of December 31, 2020 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC, and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	29 agreements expire in December 2022.
FOX	Of the 43 agreements, one(1) expires in December 2021 and 42 expire in August 2023.
NBC	35 agreements expire in December 2024.
CBS	Of the 49 agreements, 13 expire in December 2021, 22 expire in December 2022, and 11 expire in June 2023 and 3 expire in June 2024.

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

Investments

We hold a variety of investments as further described in Note 7 to our Consolidated Financial Statements. Currently, we derive significant cash flows from our largest equity method investment, a 31.3% interest in TV Food Network which operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. During 2020, we received cash distributions from TV Food Network totaling $223.3 million. Our partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 68.7% interest in TV Food Network and operates the networks on behalf of the partnership. Food Network programming content attracts audiences interested in food-related topics such as food preparation, dining out, entertaining, food manufacturing, nutrition and healthy eating. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel caters to avid food lovers by focusing on food information and instructional cooking programming and delivers content focused on baking, ethnic cuisine, wine and spirits, healthy and vegetarian cooking and kids’ foods. Cooking Channel is a digital-tier network, available nationally and airs popular off-Food Network programming as well as originally produced programming.

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

WGN America’s NewsNation, our growing national newscast, competes with other established national newscasts such as CNN, FOX News and MSNBC for viewers. WGN America’s entertainment programming also competes for viewers with other distribution technologies.

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns and first-run product in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Warner Media, LLC, Comcast Corporation, Viacom Inc., CBS Corporation, The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved from or to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Our stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs, OVDs and online media (e.g. Google, Facebook, etc.). Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas. Our national newscast cable network also competes for advertising revenue with other advertising media and with other established national newscasts such as CNN, FOX News and MSNBC.

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

Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application. We initiated the license renewal process for our stations in June 2020 and will continue these filings through April 2023.

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

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews. The 2016 Ownership Order (1) retained the local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made television JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between commercial television stations and required public disclosure of those SSAs (while not considering them attributable). Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the Third Circuit’s decision. The Supreme Court granted certiorari on October 2, 2020. It held oral argument in the case on January 19, 2021, and a decision is expected later in 2021.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking. Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. As of December 31, 2020, the proceeding remains open.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule also allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt. In its November 2017 Reconsideration Order, the FCC modified the duopoly rule to eliminate the “eight voices” test and permit case-by-case review of proposed “top four” combinations. As a result of the Third Circuit’s September 2019 opinion vacating the Reconsideration Order, the duopoly rule has been reinstated to the form in which it existed prior to the Reconsideration Order, although the Third Circuit’s decision is under review by the U.S. Supreme Court.

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

In its 2016 Ownership Order, the FCC reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA. Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025. In the Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety. As a result of the Third Circuit’s September 2019 opinion vacating the Reconsideration Order, the rule has been reinstated, although the Third Circuit’s decision is under review by the U.S. Supreme Court.

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

In all of the markets where we have entered into local service agreements, except for six, we provide programming comprising less than 15% of the second station’s programming. In five of the markets where we provide more programming to the second station—WFXP in Erie, Pennsylvania, KHMT in Billings, Montana, KFQX in Grand Junction, Colorado, KNVA in Austin, Texas and WNAC-TV in Providence, Rhode Island—the TBAs or LMAs were entered into prior to November 5, 1996 and are considered grandfathered. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise. Our LMA with Mission for WPIX in New York is not attributable because we do not own a station in that market.

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

National Television Ownership. There is no limit on the number of television stations which a party may own nationally. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule originally provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station would be counted as 50% of a market’s percentage of total national audience. In August 2016, the FCC adopted an order eliminating this “UHF discount,” and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the discount, which took effect once again in June 2017. A federal appeals court dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule, including the percentage reach cap and the UHF discount. Comments and reply comments in this proceeding were filed in 2018, and the proceeding remains open.

The stations that Nexstar owns and provides services to have a combined national audience reach of approximately 39% of all U.S. television households (applying the FCC’s UHF discount).

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices,” ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices,” ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all independently owned radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market. In all cases, the television and radio components of the combination must also comply, respectively, with the local television ownership rule and the local radio ownership rule. The FCC eliminated the radio/television cross-ownership rule in its November 2017 Reconsideration Order but reinstated it following the Third Circuit’s September 2019 decision, although the Third Circuit’s decision is under review by the U.S. Supreme Court.

Local Newspaper/Broadcast Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television (or radio) station and a daily newspaper in the same market. The FCC eliminated the newspaper/broadcast cross-ownership rule in its November 2017 Reconsideration Order but reinstated it following the Third Circuit’s September 2019 decision, although the Third Circuit’s decision is under review by the U.S. Supreme Court. The FCC may consider waivers or grant exemptions from the rule in certain circumstances.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

MVPD Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2023 and will be effective January 1, 2024. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

MVPD operators have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances.

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Under this rule and the subsequent legislation, stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (2) if located in the same DMA and not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the in-market VIEs with which we have sharing agreements must separately negotiate their respective retransmission consent agreements with MVPDs. Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. Comments and reply comments on the further notice were filed in 2014, and the proceeding remains open.

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

Human Capital Management

Values. Our key human capital management objectives are to attract, develop, and retain top industry talent that reflects the diversity of the communities in which we operate and provide services. We encourage every individual’s contributions and personal growth and foster work environments that provide personal pride through job satisfaction and a balanced life. We embrace the communities in which we operate and promote open communications, innovation and creativity.

Engagement and Opportunities. With markets ranging from small to major, we offer a broad range of opportunities for every experience level, including for those who are just starting their broadcasting career or are ready to make the leap into a larger market. Our market diversity allows us to give our employees room to grow and progress in their careers. Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. As of December 31, 2020, our voluntary retention rate for employees was approximately 71%. We offer our employees a broad range of company-paid benefits and we believe our compensation package and benefits are competitive with others in our industry. Our employee wages are competitive and consistent with employee positions, experience, knowledge and location. In addition, in 2019, the Company initiated a company-wide minimum wage above the federal requirement, which has been increased effective January 1, 2021. Annual wage increases and incentive payments are based on merit and are communicated to employees as a part of the annual review process.

Community Outreach. At Nexstar, we pride ourselves on the opportunities we provide for our employees to give back to their communities. On our 20th anniversary in June 2016, we organized our inaugural Founders Day of Caring, an employee driven effort focused on local non-profits and charities. Our employees fanned out across the country to contribute thousands of hours of community services. Founders Day has continued to be a success for our employees and their communities, with a pause in 2020. We anticipate resuming our Founders Day activities in 2021.

Diversity and Inclusion. We strive to foster a culture of diversity and inclusion so all of our employees feel respected and none of them feels discriminated against.  In 2020, we launched our Diversity and Inclusion Council, a working committee dedicated to creating a path toward a more diverse and inclusive workplace, where diverse talent can flourish and build a career. The Council is comprised of ten members from throughout the Company, with membership changing periodically. In 2020, the Council, initiated our Employee Resource Groups and established a model mentorship program that rolled out Company-wide in 2020. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As of December 31, 2020, approximately 41% and 32% of our employees and our management, respectively, were women. In the U.S., approximately 30% and 23% of our employees and our management, respectively, were racially/ethnically diverse. In order to ensure accountability in making progress in our diversity goals, a portion of our managers’ bonuses are tied to diversity metrics in their markets. In addition, we have implemented Employee Resource Groups in the categories of Latinx, Women, African American, Veterans and LGBTQ+. These groups are designed to bring together employees who share similar cultures, backgrounds, and/or interests, as well as those employees who wish to provide support to that group.

Training and Mentorship.  We are committed to developing the talents of our employees. We have partnered with Everfi, a leading provider of online workplace training, to deliver engaging and compelling content to all employees. Our catalog of courses includes harassment prevention, diversity/equity/inclusion, ethics, managing bias, supervisor/manager skills, and most recently, COVID-19 safety. In addition, during the fourth quarter of 2020, our Corporate Human Resources team conducted a successful pilot for a new mentorship program that will be launched company-wide in March 2021. The program matches mentors and mentees across the company and provides the pairs with a 12-topic curriculum covering skills such as communications, networking, work/life balance, and goal setting.

In 2018, Nexstar settled a U.S. Department of Justice Antitrust Division investigation, as did a number of other television broadcasting companies. Nexstar did not admit any wrongdoing but, as a part of the settlement agreement, it agreed to take certain actions, including providing training programs to all officers and sales related employees to ensure they understand the antitrust laws, how those laws apply to Nexstar and our employees and to help them spot common patterns that may implicate antitrust laws.

Nexstar sales employees also participate in a media sales training program provided by The Center for Sales Strategy, a third party vendor.

Safety and COVID-19 Response. We value our employees and are committed to providing a safe and healthy workplace. All employees are required to comply with our safety rules and are expected to actively contribute to making our company a safer place to work. In response to COVID-19, we implemented remote working for many of our employees. Our work locations developed and implemented their own plans for staffing during the pandemic, with a focus on reducing headcounts within our facilities to reduce the risk for those employees whose job functions could not be performed remotely, and in compliance with applicable state and local safety requirements and protocols. Currently, a majority of our workforce have returned to working in a facility under strong safety protocols. In allowing additional employees to return to our facilities, we considered and continue to consider guidance from the Centers for Disease Control, other health organizations, federal, state and local governmental authorities, and our customers, among others. We have taken, and continue to take, robust actions to help protect the health, safety and well-being of our employees, to support our suppliers and local communities, and to continue to serve our customers.

Employees. As of December 31, 2020, we had a total of 12,412 employees, comprised of 11,086 full-time and 1,326 part-time employees. As of December 31, 2020, 1,548 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations. See Note 17 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to:

Risks Related to Our Operations

•	COVID-19 and other public health emergencies may adversely affect our business, results of operations, financial condition,

cash flows and stock price;

•	Demand for television advertising may be adversely affected as consumers migrate to alternative media for entertainment;

•	Our substantial debt could limit our ability to grow and compete;

•	The owners of the VIEs may make decisions regarding the operation of their respective stations that could reduce the amount of cash we receive under our local service agreements;

•	Our postretirement benefit plan obligations may be increased by a declining stock market and lower interest rates;

•	The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results;

•	We may face additional tax liabilities stemming from proposed and ongoing tax audits;

•	The revenue generated by our stations could decline substantially if they fail to maintain or renew their network agreements on favorable terms, or at all;

•	Changes in retransmission consent revenues or regulations could have an adverse effect on our business, financial condition and results of operations;

•	The FCC may refuse to grant renewal of the FCC license of any of our stations, resulting in that station ceasing operations;

•	Our growth may be limited if we are unable to implement our acquisition strategy;

•	FCC actions may restrict our ability to create duopolies;

•	The FCC may decide to terminate “grandfathered” time brokerage agreements;

•	The FCC’s multiple ownership rules limit our ability to acquire television stations in particular markets;

•	Future impairment charges on our goodwill, intangible assets and equity investments could adversely affect our future results from operations and cash flows.

•	Any decrease or suspension of dividend payment could cause our stock price to decline;

•	We may not be able to adequately protect the intellectual property and other proprietary rights that are material to our business;

•	Cybersecurity risks could affect our operating effectiveness; and

•	A significant concentration of our revenue is to a select number of customers.

Risks Related to Our Industry

•	Our operating results are dependent on advertising revenue, making us potentially more vulnerable to economic downturns and other factors beyond our control;

•	Due to our high fixed operating expenses, a relatively small decrease in advertising revenue could have a significant negative impact on our financial results;

•	Our television business may not be able to compete effectively if we are unable to respond to changes in technology and evolving advertising trends;

•	Intense competition in the television industry and alternative forms of media could limit our growth and profitability;

•	New legislation and regulation could significantly impact the operations of our stations or the television broadcasting industry as a whole; and

•	The FCC’s reallocation of a portion of the spectrum available for use by television broadcasters to wireless broadband use could substantially impact our future operations.

Risks Related to Tribune’s Emergence from Bankruptcy

•	We may be unable to settle unresolved claims filed in connection with Tribune’s Chapter 11 proceedings and resolve the appeals seeking to overturn the order confirming Tribune’s bankruptcy plan.

Risks Related to Tribune Publishing’s Spin-Off

•	Tribune may be required to pay substantial U.S. federal income taxes if the Tribune Publishing spin-off does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code;

•	Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the Tribune Publishing spin-off; and

•	We may be exposed to additional liabilities as a result of the Tribune Publishing spin-off.

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

We are considered an essential industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities have had and may continue to have a material adverse effect on our workforce and operations, customers (e.g. advertisers and advertising agencies, MVPDs and OVDs) and supply chain (e.g. networks). The impact of COVID-19 significantly reduced the demand for television advertising in 2020, mostly in the first part of the second quarter, and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows in the future. The extent to which COVID-19 may adversely impact our business in the future depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions in the United States taken to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets, which has and may continue to adversely impact our stock price and our ability to access capital markets.

Our liquidity could also be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital to meet our business operating requirements, our capital expenditures and to continue to service our debt. Capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing on reasonable terms or at all is not guaranteed and is largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve the Company’s cash position, working capital and capital structure. Our credit rating could also be negatively affected, which could also impact our liquidity, our financial condition and our ability to obtain financing.

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

The networks have begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. Also, refer to “Risks Related to Our Industry––Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2020, the Company had $7.7 billion of debt, net of unamortized financing costs, discounts and premium, which represented 75.3% of the total combined capitalization.

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

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing Nexstar’s 5.625% senior unsecured notes due 2027 (“5.625% Notes due 2027”) and Nexstar’s 4.75% senior unsecured notes due 2028 (“4.75% Notes due 2028”), limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, it would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of its business.

The terms of the Company’s senior secured credit facilities and the indentures governing Nexstar’s 5.625% Notes due 2027 and Nexstar’s 4.75% Notes due 2028 contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;
•	pay dividends and make other distributions;
•	make investments and other restricted payments;
•	make acquisitions;
•	merge, consolidate or transfer all or substantially all of our assets;
•	enter into sale and leaseback transactions;
•	create liens;
•	sell assets or stock of our subsidiaries; and
•	enter into transactions with affiliates.

In addition, Nexstar’s senior secured credit facility requires us to maintain or meet certain financial ratios, including a maximum consolidated first lien net leverage ratio. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. Because of these restrictions and covenants, management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

The credit agreement governing our obligations under our senior secured credit facility contains covenants that require us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. The credit agreements governing Mission’s obligations under its senior secured credit facility does not contain financial covenant ratio requirements; however, they include events of default if we do not comply with all covenants contained in the credit agreement governing our senior secured credit facility.

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

As of December 31, 2020, the VIEs are each 100% owned by independent third parties. These entities owned and operated 37 full power television stations, of which 36 stations were included in our financial statements as consolidated VIEs. We have entered into local service agreements with these VIEs, pursuant to which we provide services to their stations. In return for the services we provide, we receive substantially all of the VIEs’ available cash, after satisfaction of their operating costs and any debt obligations.

As of December 31, 2020, Mission’s senior secured credit facility consists of a $330.0 million total revolving credit facility, of which $327.0 million was drawn and outstanding.

We guarantee full payment of all of the obligations incurred under Mission’s senior secured credit facility in the event of its default. All but three stations owned by consolidated VIEs have granted purchase options that permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs.

We do not own the VIEs or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in the consolidated VIEs because of (1) the local service agreements Nexstar has with the VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) Nexstar having power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each VIE which permit Nexstar to acquire the assets and assume the liabilities of each of the VIEs’ stations at any time, exclusive of three stations, subject to FCC consent.

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

The Company’s pension and other postretirement benefit plans (OPEB) are currently underfunded. A declining stock market and lower interest rates could affect the value of the Company’s retirement plan assets and increase its postretirement obligations.

The Company has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. As of December 31, 2020, these qualified retirement plans were underfunded by approximately $274.0 million. The qualified retirement plans had $2.222 billion in total net assets available to pay benefits to participants enrolled in the plans as of December 31, 2020. The Company contributed a total of $40.5 million in 2020 to the Tribune Media Company (“Tribune”) qualified pension plans.

The Company also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage of the defined benefit retirement plans to certain employees and former employees. As of December 31, 2020, the total liability was $57.7 million. The Company also has various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees. Although the Company has frozen participation and benefits under all plans, two significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the Company’s expense and may necessitate higher cash contributions to the qualified retirement plans.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2020, based on projected future income, approximately $234.4 million of the Company’s deferred tax assets, net of valuation allowance of $23.5 million, will more likely than not be realized in the future. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission or certain of our other VIEs.

At December 31, 2020, the Company had NOLs of approximately $158.6 million for U.S. federal tax purposes and $271.0 million for state tax purposes. A valuation allowance has been recorded against $107.2 million of federal NOLs and $34.8 million of state NOLs attributable to a consolidated VIE. Federal NOLs generated for years prior to 2018 expire at varying dates through 2037 and NOLs generated after 2017 carry forward indefinitely. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control.  The Company’s NOLs are subject to limitations under Section 382. As of December 31, 2020, the Company does not expect any NOLs to expire as a result of a Section 382 limitation.

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

We could face additional tax-related liabilities if the IRS prevails on a proposed income tax audit adjustment related to a past transaction of Tribune and Federal income tax audits of Tribune. We may also face additional tax liabilities stemming from an ongoing tax audit of Tribune.

While we believe our tax positions and reserves are reasonable, the resolutions of certain tax issues related to a past transaction of Tribune are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities as a result of our acquisition of Tribune for the transactions contemplated by the agreement, dated August 21, 2009, between Tribune and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”). We may also be faced with tax liabilities as a result of the 2014–2015 federal income tax audits of Tribune.

On June 28, 2016, the IRS issued to Tribune a Notice of Deficiency which presented the IRS’s position that the gain on the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income.  Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through December 31, 2020 would be approximately $120.0 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Company has completed the Tax Court briefing process and expects an opinion on the merits to be issued in the first half of 2021. The U.S. Tax Court issued an opinion on January 6, 2020 that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court. If Tribune prevails on the tax issue, then there would be no penalty to litigate. We continue to pursue resolution of this disputed tax matter with the IRS and we continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. We estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $147.0 million of tax payments prior to its merger with Nexstar. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, we would be required to reduce Tribune’s tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of Tribune’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from Tribune’s bankruptcy. Tribune no longer owns any portion of CEV LLC. We did not recognize any tax reserves related to the Chicago Cubs Transactions.

Prior to our merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate 2014–2015 federal income tax audits. In the third quarter of 2020, the IRS completed its audits of the Tribune acquired entities, and with the exception of Tribune Media Company, all other entity audits have been resolved and closed. For Tribune Media Company, the IRS issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. We disagree with the IRS’s proposed adjustments to the tax basis of certain assets, and the related taxable income impact, and we are contesting the adjustments through the IRS administrative appeals procedures. If the IRS prevails with its position, Nexstar would be required to reduce its tax basis in certain assets resulting in a $40.0 million increase in its federal and state taxes payable and a $140 million increase in deferred income tax liability as of December 31, 2020. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax benefits.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. As of December 31, 2020, 29 full power television stations have primary affiliation agreements with ABC, 35 with NBC, 43 with FOX, 49 with CBS, 23 with The CW and 16 with MNTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime-time programming per week, while each of FOX, MNTV and The CW provides affiliated stations with up to 15 hours of prime-time programming per week. In return, affiliated stations broadcast the applicable network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2024. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

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

Though we are typically able to renegotiate our retransmission consent agreements on favorable terms, the payments due us under these agreements are customarily based on a price per subscriber of the applicable distributor. In recent years the subscribership of MVPDs has declined, as the growth of direct Internet streaming of video programming to televisions and mobile devices has incentivized consumers to “cut the cord” and discontinue their cable or satellite service subscriptions. Decreasing MVPD subscribership leads to less revenue under our retransmission agreements, which ultimately could have an adverse effect on our business, financial condition and results of operations. Also, refer to “Risks Related to Our Industry–Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

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

In addition, MVPDs have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances.

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Under this rule and the subsequent legislation, stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned television station in the same DMA; or (2) if located in the same DMA and not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the in-market VIEs with which we have local service agreements must separately negotiate their respective retransmission consent agreements with MVPDs and OVDs.

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

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period. However, in an extreme case, the FCC may deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application. We are filing applications to renew our television licenses on a rolling schedule ending in April 2023. The Company expects the FCC to grant future renewal applications for its stations in due course but cannot provide any assurances that the FCC will do so.

The loss of the services of our chief executive officer could disrupt management of our business and impair the execution of our business strategies.

We believe that our success depends upon our ability to retain the services of Perry A. Sook, our founder and Chief Executive Officer. Mr. Sook has been instrumental in determining our strategic direction and focus. The loss of Mr. Sook’s services could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies.

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

FCC rules and policies may also make it more difficult for the Company to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change. For instance, Nexstar currently owns several television stations pursuant to relaxations of FCC ownership rules that have since been negated by court review. Under certain circumstances, Nexstar could be required to divest those stations in the future. The need for FCC and other regulatory approvals could restrict the Company’s ability to consummate future transactions, if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations. Additionally, our television acquisitions over the past several years have significantly increased our national audience reach to a level that approaches national television ownership limits imposed by the Communications Act and FCC rules. This may restrict future television station acquisitions by the Company and may require the Company to divest current stations in connection with any acquisition in order to comply with national television ownership limits.

Growing the Company’s business through acquisitions involves risks and if it is unable to manage effectively its growth, its operating results will suffer.

In 2020, we and Mission acquired various television stations in various markets. We also completed our acquisition of BestReviews, a company engaged in the business of testing, researching and reviewing consumer products. In 2019, we completed our merger with Tribune and acquired 31 full power television stations and one AM radio station in 23 markets (net of divestitures of 13 Tribune stations), WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets. To manage effectively its growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, the Company will need, among other things, to continue to develop its financial and management controls and management information systems. The Company will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm its business.

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

In a number of our markets, we have created duopolies by entering into what we refer to as local service agreements. While these agreements take varying forms, a typical local service agreement is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By entering into and operating under local service agreements with same-market stations, we (and the other station) achieve significant operational efficiencies. We also broaden our audience reach and enhance our ability to capture more advertising spending in a given market. Additionally, we achieve significant operational efficiencies by owning multiple stations in a market where FCC rules allow us to do so.

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted the Reconsideration Order addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the eight voices test, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the Third Circuit denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the Third Circuit’s decision. The Supreme Court granted certiorari on October 2, 2020. It held oral argument in the case on January 19, 2021, and a decision is expected later in 2021.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking. Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. As of December 31, 2020, the proceeding remains open.

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA. Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025. In the Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety. As a result of the Third Circuit’s September 2019 opinion vacating the Reconsideration Order, the rule has been reinstated, although the Third Circuit’s decision is under review by the U.S. Supreme Court.

We cannot predict what additional rules the FCC will adopt or when they will be adopted. In addition, uncertainty about media ownership regulations and adverse economic conditions have dampened the acquisition market from time to time, and changes in the regulatory approval process may make materially more expensive, or may materially delay, the Company’s ability to consummate further acquisitions in the future.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC attributes TBAs and LMAs to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming and has an attributable ownership interest in a station in the same market. However, otherwise attributable TBAs and LMAs entered into prior to November 5, 1996 are exempt from attribution for now.

The FCC may review these “grandfathered” TBAs and LMAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all such TBAs and LMAs fully attributable to the programmer. If the FCC does so, we will be required to terminate or modify our grandfathered TBAs and LMAs unless the FCC’s rules allow ownership of two stations in the applicable markets. As of December 31, 2020, we provide services under “grandfathered” TBAs or LMAs to five television stations owned by third parties.

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

The FCC’s multiple ownership rules limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any local market or nationwide is limited by FCC rules and may vary depending upon whether the interests in other television stations or other media properties of persons affiliated with us are attributable under FCC rules. The broadcast television, broadcast radio and daily newspaper interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another media facility in the same market that is subject to the FCC’s media ownership rules.

The Company has a material amount of goodwill and intangible assets, and therefore the Company could suffer losses due to future asset impairment charges.

As of December 31, 2020, $8.8 billion, or 65.9%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests its finite-lived intangible assets whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction, or a forecast of such reductions, in operating results or cash flows at the Company’s broadcast or digital businesses. Our broadcast business’ operating results and cash flows could be affected by a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations or by adverse changes to FCC ownership rules, among others, which may be beyond the Company’s control. Our digital business’ operating results and cash flows could be affected by intense competition, investment in technologies that are subject to a greater degree of obsolescence, significant reliance on third-party vendors to deliver services, rapid evolving nature and other factors. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors has declared in 2020 a total cash dividend with respect to the outstanding shares of our Class A common stock of $2.24 per share in equal quarterly installments of $0.56 per share. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

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

The financial performance of our equity method investments could adversely impact our results of operations.

We have significant investments in businesses (primarily our 31.3% interest in TV Food Network) that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Consolidated Statement of Operations and Comprehensive Income under “Income (loss) on equity investments, net,” which contributes to our income from continuing operations before income taxes. For the year ended December 31, 2020, our income from equity investments from TV Food Network was $220.3 million, less the amortization of basis difference of $147.2 million (as described in more detail in Note 7 to our Consolidated Financial Statements). During this period, we also received cash distribution from TV Food Network of $223.3 million. If the earnings or losses of and distributions from our equity investments are material in any year, those earnings or losses and distributions may have a material effect on our net income, cash flows, financial condition and liquidity. We do not control the day-to-day operations of our equity method investments or have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations and cash flows. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations, our cash flows and the value of our investment.

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

The Company uses computers in substantially all aspects of its business operations. Its revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. It is not uncommon for a company such as ours to be subjected to continuous attempted cyber-attacks or other malicious efforts to cause a cyber incident. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The changes in our work environment as a result of the COVID-19 pandemic could also impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. The rapid adoption of some third-party services designed to enable the transition to a remote workforce also may introduce security risk that is not fully mitigated prior to the use of these services. We may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the pandemic as a method for targeting our personnel. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. The Company’s Cybersecurity Committee helps mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and to invest in and implement enhancements to the Company’s cybersecurity infrastructure. Investments over the past year included enhancements to monitoring systems, firewalls, and intrusion detection systems.

A significant concentration of our revenue is to a select number of customers.

During the year ended December 31, 2020, revenues from two of the Company's customers exceeded 10%. Each of these customers represents approximately 11% of the Company’s consolidated net revenues. During the years ended December 31, 2019 and 2018, no single customer provided more than 10% of the Company’s consolidated net revenues. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. In addition, any consolidation of our customers could reduce the number of customers to whom our services could be sold. Our inability to meet our customers’ requirements could adversely impact our revenue. The loss of one or more of our major customers or any significant reduction in the service requirements of these customers could have a material adverse effect on our business, results of operations, or financial condition.

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

Because businesses generally reduce their advertising budgets during economic recessions or downturns, our reliance upon advertising revenue makes our operating results susceptible to prevailing economic conditions. In addition, our programming may not attract sufficient targeted viewership, and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. Further, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

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

The Company may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack or by coverage of local disasters, such as tornados and hurricanes. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of any preemption of programming cannot be predicted if it occurs. In addition, our stations and the stations we provide services to may incur additional expenses as a result of expanded news coverage of a war or terrorist attack or local disaster. The resulting loss of revenue and increased expenses could negatively affect our results of operations.

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies may adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, video on demand, online distribution of programming, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major broadcast television networks has declined. In addition, the expansion of cable and satellite television, digital delivery and other technological changes has increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

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

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include online video programming distributors. Additionally, the outcomes of FCC proceedings to determine whether to modify or eliminate certain of its broadcast ownership rules have in some cases been negated by court review and are the subject of further litigation, and the FCC has initiated its next quadrennial proceeding to review the agency’s media ownership rules.

The FCC also may decide to initiate other new rule-making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

The FCC has reallocated a portion of the spectrum available for use by television broadcasters to wireless broadband use, which could substantially impact our future operations and may reduce viewer access to our programming.

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction in 2016-17 for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use.

Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. Of these 11 total stations, one station went off the air in November 2017. The station that went off the air did not have a significant impact on our financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area. Of the remaining ten stations, eight ceased broadcasting on their current channels and implemented channel sharing arrangements. Of the two remaining stations, one moved to a very high frequency (“VHF”) channel and vacated its former channel in 2019 and the remaining station moved to a VHF channel and vacated its current channel in April 2020.

The majority of the Company’s television stations did not accept bids to relinquish their television channels. Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repack” stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, followed by subsequent requests for reimbursement of those costs. As of January 4, 2021, verified cost estimates were over $2.19 billion, with additional reimbursements still to be made to repack stations as well as certain low power television and FM radio stations affected by the repack. As of January 7, 2021, the FCC reported that all repack stations had ceased operating on their former channel assignments. This includes all repack stations owned by Nexstar and its VIEs, although the Company will continue to incur costs to convert one station from interim to permanent facilities on its new channel. During the years ended December 31, 2020, 2019 and 2018, we spent a total of $54.7 million, $79.3 million and $26.8 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2020, 2019 and 2018, we received $57.3 million, $70.4 million and $29.4 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Consolidated Statements of Operations and Comprehensive Income. We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements. We cannot yet fully predict the impact of the incentive auction and subsequent repack on our business.

The reallocation of television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot yet fully predict the impact of the incentive auction and subsequent repack on our business.

Risks Related to Tribune’s Emergence from Bankruptcy

We may not be able to settle, on a favorable basis or at all, unresolved claims filed in connection with Tribune’s Chapter 11 proceedings and resolve the appeals seeking to overturn the order confirming Tribune’s bankruptcy plan (as defined below).

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

Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, in whole or in part, including the settlement of certain causes of action relating to the Leveraged ESOP Transactions consummated by Tribune and Tribune’s employee stock ownership plan, EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007, that was embodied in the Plan.  See Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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

As of December 31, 2020, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, our financial condition may be adversely affected.

Risks Related to Tribune Publishing’s Spin-Off

If the Tribune Publishing spin-off does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (“IRC”), including as a result of subsequent acquisitions of stock of Tribune or Tribune Publishing, then Tribune may be required to pay substantial U.S. federal income taxes.

On August 4, 2014, Tribune completed a separation transaction, resulting in the spin-off of the assets (other than owned real estate and certain other assets) and certain liabilities of the businesses primarily related to Tribune’s then principal publishing operations through a tax-free, pro rata dividend to its stockholders and warrant holders of 98.5% of the shares of common stock of Tribune Publishing. At that time, Tribune retained 1.5% of the outstanding common stock of Tribune Publishing. The publishing operations consisted of newspaper publishing and local news and information gathering functions that operated daily newspapers and related websites, as well as a number of ancillary businesses that leveraged certain of the assets of those businesses. As a result of the completion of the spin-off, Tribune Publishing operates the Publishing Business as an independent, publicly-traded company. On January 31, 2017, Tribune sold its remaining Tribune Publishing shares.

In connection with the Tribune Publishing spin-off, Tribune received a private letter ruling (the “IRS Ruling”) from the IRS to the effect that the distribution and certain related transactions qualified as tax-free to Tribune, its then stockholders and warrant holders and Tribune Publishing for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling did not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties have relied on the opinion of special tax counsel, Debevoise & Plimpton LLP, to the effect that the distribution and certain related transactions qualified as tax-free to Tribune and its then stockholders and warrant holders. The opinion of the special tax counsel relied on the IRS Ruling as to matters covered by it.

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

We have office space for our corporate headquarters in Irving, TX, which is leased through 2024. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own approximately 56% of our office and studio locations and approximately 60% of our tower and transmitter locations. The remaining properties that we utilize in our operations are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

While none of our owned or leased properties is individually material to our operations, if we were required to relocate any towers, the cost could be significant. This is because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites. See Item 1, “Business—The Stations” for a complete list of stations by market.

Item 3.	Legal Proceedings

The information set forth under Note 17 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.”

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A Common Stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

As of February 23, 2021, there were approximately 58,000 shareholders of record of our Class A Common Stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2020, 2019 and 2018 total annual cash dividends of $2.24 per share, $1.80 per share and $1.50 per share, respectively, with respect to outstanding shares of our Class A common stock. The dividends were paid in equal quarterly installments.

On January 27, 2021, our board of directors approved a 25% increase in the quarterly cash dividend to $0.70 per share of outstanding Class A Common Stock beginning with the first quarter of 2021. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing Nexstar’s existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the fourth quarter of 2020:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
November 9 - 20, 2020	481,235	$99.54	481,235	$211,312,650
December 11 - 28, 2020	354,510	$102.61	354,510	174,934,661
	835,745	$100.84	835,745

On January 27, 2021, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A common stock. The new $1.0 billion share repurchase program increased the Company’s existing share repurchase authorization, of which $174.9 million remained outstanding as of December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2020

Number of
	securities to be	Weighted	Number of securities
	issued upon	average exercise	remaining available
	exercise of	price of	for future issuance
	outstanding	outstanding	excluding securities
Plan Category	options	options	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,504,873	$21.42	2,852,958
Equity compensation plans not approved by security holders	-	-	-
	1,504,873	$21.42	2,852,958

For a more detailed description of our equity plans and grants, we refer you to Note 14 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A Common Stock based on closing prices for the period from December 31, 2015 through December 31, 2020 with the total return of the NASDAQ Composite Index and our peer index of pure play television companies. Our peer index consists of the following publicly traded companies: Gray Television, Inc., Tegna, Inc. and Sinclair. The graph assumes the investment of $100 in our Class A Common Stock and in both of the indices on December 31, 2015, with the reinvestment of dividends into shares of our Class A Common Stock or the indices, as applicable. The performance shown is not necessarily indicative of future performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Nexstar Media Group, Inc. (NXST)	$100.0	$110.00	$138.61	$142.27	$216.06	$206.29
NASDAQ Composite Index	$100.0	$108.87	$141.13	$137.12	$187.44	$271.64
Peer Group	$100.0	$89.48	$101.39	$78.18	$111.76	$100.21

Item 6.	Selected Financial Data

The selected consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 are presented in the table below. The period-to-period comparability of our consolidated financial statements is affected by acquisitions. Fiscal year 2020 is a political year and all of the full power television stations we acquired in September 2019 were in full operations in the current year. In 2020, we and Mission acquired various full power television stations in various markets, and we also acquired BestReviews. In 2019, we acquired 23 full power television stations, net of all station divestitures, one AM radio station, a national entertainment cable network, a 31.3% interest in TV Food Network and a portfolio of real estate assets. In 2018, we acquired or began providing services to five full power television stations and acquired one digital business. In 2017, we acquired or began providing services to 65 full power television stations, net of all station divestitures, and acquired two digital businesses. In 2016, we acquired nine full power television stations, including consolidated VIEs. This information should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2020	2019	2018	2017	2016
Statements of Operations Data, for the years ended December 31:
Net revenue	$4,501,269	$3,039,324	$2,766,696	$2,431,966	$1,103,190
Operating expenses (income):
Corporate expenses	182,960	189,548	110,921	138,394	51,177
Direct operating expenses, net of trade	1,708,124	1,331,248	1,101,423	978,930	371,242
Selling, general and administrative expenses, excluding corporate	729,097	540,433	469,012	466,712	212,429
Trade and barter expense	12,396	17,384	16,494	56,970	45,439
Depreciation	147,688	123,375	109,789	100,658	51,300
Amortization of intangible assets	279,710	200,317	149,406	159,500	46,572
Amortization of broadcast rights, excluding barter	137,490	85,018	61,342	62,908	22,461
Goodwill and intangible assets impairment(1)	-	63,317	19,911	19,985	15,262
Gain on disposal of stations, net(2)	(7,473)	(96,091)	-	(57,716)	-
Reimbursement from the FCC related to station repack(3)	(57,261)	(70,356)	(29,381)	-	-
Change in the fair value of contingent consideration attributable to a merger(4)	3,933	-	-	-	-
Gain on relinquishment of spectrum(4)	(10,791)	-	-	-	-
Total operating expenses	3,125,873	2,384,193	2,008,917	1,926,341	815,882
Income from operations(5)	1,375,396	655,131	757,779	505,625	287,308
Income (loss) on equity investments, net(6)	70,154	17,925	(2,436)	(1,268)	(562)
Interest expense, net	(335,303)	(304,350)	(220,994)	(241,195)	(116,081)
Loss on extinguishment of debt, net(7)	(50,745)	(10,301)	(12,120)	(34,882)	-
Pension and other postretirement plans credit, net(8)	46,010	15,600	10,755	13,120	-
Other (expenses) income	(944)	(684)	(39)	(16)	7
Income before income taxes	1,104,568	373,321	532,945	241,384	170,672
Income tax (expense) benefit(9)	(296,508)	(137,026)	(144,680)	233,943	(77,572)
Net income	808,060	236,295	388,265	475,327	93,100
Net (income) loss attributable to noncontrolling interests	3,381	(6,036)	1,212	(330)	(1,563)
Net income attributable to Nexstar Media Group, Inc.	$811,441	$230,259	$389,477	$474,997	$91,537
Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$18.06	$5.01	$8.52	$10.38	$2.98
Diluted	$17.37	$4.80	$8.21	$10.07	$2.89
Weighted average common shares outstanding:
Basic	44,921	45,986	45,718	45,754	30,687
Diluted	46,720	47,923	47,412	47,149	31,664

(1)	Certain of our digital businesses recognized impairment charges related to goodwill and finite-lived intangible assets during the years ended December 31, 2019, 2018, 2017 and 2016.
(2)

In 2020, we sold our sports betting information website business and two Fox affiliate stations for a total gain of $7.1 million. In 2019, in connection with our merger with Tribune, we sold the assets of 21 full power television stations in 16 markets, eight of which were previously owned by us and 13 of which were previously owned by Tribune. These divestitures resulted in a $96.1 million net gain on disposals. In 2017, in connection with our merger with Media General, Inc. (“Media General”), we sold the assets of 12 full power television stations in 12 markets, five of which were previously owned by us and seven of which were previously owned by Media General. These divestitures resulted in a $57.7 million net gain on disposals. For additional information on our 2020 and 2019 divestitures, refer to Note 3 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Form 10-K.

(3)

Certain of the Company’s stations have been assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels and are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate permanent facilities on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. The reimbursements received by the Company from the FCC were recognized as operating income in 2020, 2019 and 2018.

(4)

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

(5)

Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games. However, due to the accretive acquisitions in 2016 through 2020, the income from operations increased over time. Fiscal year 2020 notably had higher income from operations primarily due to an increase in political advertising revenue and contributions from our acquisition of Tribune in September 2019. These increases were partially offset by the business interruptions caused by COVID-19, mostly in the first part of the second quarter in 2020.

(6)

In connection with Nexstar’s merger with Tribune completed on September 19, 2019, Nexstar acquired a 31.3% ownership stake in TV Food Network. In 2020, Nexstar recognized a full year equity in income from this investment of $73.1 million. In 2019, from the date of acquisition to December 31, 2019, Nexstar recognized equity in income from this investment of $20.5 million. See Note 7 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

(7)

In September 2020, we redeemed the entire $900.0 million outstanding principal amount of its 5.625% senior unsecured notes due 2024 (the “5.625 Notes due 2024”), resulting in a loss on extinguishment of debt of $33.9 million. We also made prepayments of our outstanding term loans during 2020 resulting in a total loss on extinguishment of debt of $14.5 million. In November 2019, we redeemed the entire $400.0 million outstanding principal amount of our 5.875% senior unsecured notes due 2022 (the “5.875% Notes due 2022”) and the entire $275.0 million outstanding principal amount of our 6.125% senior unsecured notes due 2022 (the “6.125% Notes due 2022”), resulting in a loss on extinguishment of debt of $6.6 million. The Company also made prepayments of its outstanding term loans during 2019 resulting in total loss on extinguishment of debt of $3.7 million. In October 2018, we refinanced our then existing term loans and revolving loans. We also made prepayments of our outstanding term loans during 2018. These transactions resulted in total loss on extinguishment of debt of $12.1 million. In January 2017, we refinanced our then existing term loans and revolving loans. In February 2017, we redeemed the entire $525.0 million outstanding principal amount of our 6.875% senior unsecured notes due 2020. We also made prepayments of our outstanding term loans during 2017. These transactions in 2017 resulted in total loss on extinguishment of debt of $34.9 million.

(8)

The Company previously reported its pension and other postretirement benefit credit, consisting of expected return on plan assets and interest cost, as a credit to corporate expenses. In 2018, the Company adopted the FASB Accounting Standards Update (“ASU”) 2017-07 which requires presentation of net periodic benefit cost, other than service costs, as a separate line item below income from operations. The adoption of ASU 2017-17 reduced the operating income in 2017 by $13.2 million but did not impact net income. In 2020, we recorded a full year’s worth of the Tribune pension and OPEB plans credit. In 2019, we recorded a partial year pension and OPEB credit from September 19, 2019 to December 31, 2019 associated with the Tribune benefit plans.

(9)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a reduction of the Company’s net deferred tax liability of $322.2 million and a corresponding deferred income tax benefit in 2017.

	2020	2019	2018	2017	2016
Balance Sheet data, as of December 31:
Cash and cash equivalents	$152,701	$232,070	$145,115	$115,652	$87,680
Working capital	479,094	404,210	362,903	385,515	173,639
Net intangible assets and goodwill	8,832,913	9,177,960	5,438,145	5,492,110	1,340,565
Total assets(1)	13,404,276	13,989,737	7,062,030	7,481,647	2,966,085
Total debt(1)	7,668,003	8,492,588	3,981,003	4,362,460	2,342,419
Total stockholders’ equity	2,536,876	2,053,493	1,868,984	1,581,310	284,354
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$1,254,170	$417,467	$736,867	$109,091	$284,253
Investing activities(2)	(39,750)	(4,702,155)	(175,514)	(2,066,285)	(135,122)
Financing activities(2)	(1,293,789)	4,388,251	(531,890)	1,057,367	822,932
Capital expenditures, net of proceeds from asset disposals(3)	214,394	193,060	101,902	52,435	31,152
Cash payments for broadcast rights	193,586	100,630	61,979	62,531	23,004

(1)

In 2019, the Company’s total assets and total debt increased following the consummation of our merger with Tribune in September 2019. The total purchase price of the Tribune acquisitions was $7.187 billion. In connection with the merger, we issued debt instruments with a total principal amount of $4.860 billion. In January 2017, the Company’s total assets and total debt increased following the consummation of our merger with Media General. The total purchase price of this acquisition was $4.347 billion. The Company issued term loans in January 2017 with a total principal amount of $3.044 billion, the proceeds of which were used to partially finance the merger and to refinance certain then-existing term loans with a total principal balance of $617.5 million. In 2017, we also assumed Media General’s $400.0 million 5.875% Notes due 2022 in connection with the merger, redeemed our $525.0 million 6.875% senior unsecured notes due 2020 in February 2017, and made prepayments on our term loans during the year.

(2)

Increases in use of cash for investing activities in 2019 and 2017 primarily relates to the payments of the purchase price, net of proceeds from station divestitures, to acquire Tribune in September 2019 and Media General in January 2017. Increase in the use of cash from financing activities in 2020 was primarily attributable to the repayments of our debt, payments of dividends and repurchase of our treasury stock. Increases in source of cash from financing activities in 2019, 2017 and 2016 were primarily due to issuances of debt to partially finance the acquisitions of Tribune and Media General. The use of cash for financing activities in 2018 was primarily due to prepayments of term loans.

(3)

In 2020, our capital expenditures included $54.7 million, which the FCC reimbursed in connection with the station repack. It also included capital expenditures of $4.9 million which was funded by the proceeds from the incentive auction received in 2017. In 2019, our capital expenditures included $79.3 million, which the FCC reimbursed in connection with the station repack. It also included capital expenditures of $7.2 million which were funded by the proceeds from the incentive auction received in 2017. In 2018, our capital expenditures included $26.8 million, which the FCC reimbursed in connection with the station repack. It also included capital expenditures of $2.9 million which were funded by the proceeds from the incentive auction received in 2017.

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

Executive Summary

2020 Highlights

•

Net revenue during 2020 increased by $1.462 billion, or 48.1%, compared to the same period in 2019. The increase in net revenue was primarily due to the incremental revenue from the Tribune acquisition in 2019 of $1.163 billion and current year acquisitions of $90.2 million. Additionally, both legacy station distribution revenues and political advertising revenues increased by $247.1 million and $293.6 million, respectively, as a result of increases in the subscriber rates and 2020 being a federal election year. These increases were partially offset by a decrease in revenue from core advertising of our legacy stations of $141.3 million, primarily due to business disruptions caused by COVID-19 and change in the mix between core and political advertising, a decrease in net revenue from station divestitures of $150.0 million and a net decrease in revenue of our digital businesses and legacy stations of $29.5 million, primarily due to the combined effect of business disruptions caused by COVID-19 and realigned digital business operations.

•	During the year ended December 31, 2020, we received a total of $223.3 million in cash distributions from our 31.3% equity investment in TV Food Network.
•	During 2020 our Board of Directors declared and paid quarterly dividends of $0.56 per share of our outstanding common stock, or total dividend payments of $101.0 million.
•

During 2020, we repurchased a total of 3,085,745 shares of our Class A common stock for $281.8 million, funded by cash on hand. As of December 31, 2020, the remaining available amount under the share repurchase authorization was $174.9 million.

•

On October 1, 2020, Nexstar Broadcasting, Inc., our wholly-owned subsidiary, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Inc. In connection with this change, effective on November 1, 2020, we merged our two primary operating subsidiaries, Nexstar Inc. and Nexstar Digital, LLC, with Nexstar Inc. surviving the merger as our single operating subsidiary. Accordingly, our broadcasting, network and digital businesses are now operating under the Nexstar Inc. umbrella.

2020 Nexstar Acquisitions

On December 29, 2020, we acquired 100.0% of the membership interests in BestReviews from TribPub and BR Holdco for $169.9 million in cash, funded by cash on hand. BestReviews engages in the business of testing, researching and reviewing consumer products. The acquisition of BestReviews diversifies our digital portfolio while presenting new revenue channels by leveraging our media content, national reach, and consumer digital usage across multiple platforms.

On September 17, 2020, we acquired WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair for $18.0 million in cash, funded by cash on hand. This acquisition allowed us entry into this market.

On March 2, 2020, we acquired the Fox affiliate television station WJZY and the MNTV affiliate television station WMYT in the Charlotte, NC market from Fox for $45.3 million in cash. This acquisition allowed us entry into this market.

On January 27, 2020, we acquired certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair for $17.9 million in cash funded by cash on hand.

2020 Mission Acquisitions

On December 30, 2020, Mission, our consolidated VIE, acquired the CW affiliate station WPIX in New York, NY from Scripps. Mission funded the purchase price of $85.1 million in cash through a combination of borrowing from its revolving credit facility and cash on hand. Upon Mission’s acquisition of WPIX, it entered into a TBA with us. Mission also granted us an option to purchase WPIX from Mission, subject to FCC consent. These transactions allowed the Company’s entry into this market.

On November 23, 2020, Mission acquired WXXA, the Fox affiliate in the Albany, NY market, and WLAJ, the ABC affiliate in the Lansing, MI market, from Shield for $20.8 million in cash, funded through a combination of Mission’s borrowing from its revolving credit facility and cash on hand. Effective on November 23, 2020, Mission assumed the existing JSAs and SSAs between Shield and us for the stations. Mission also granted us options to purchase the stations from Mission, subject to FCC consent. Mission’s purchase of these stations allowed its entry into these markets. Prior to Mission’s acquisition, we were the primary beneficiary of these stations and consolidated their accounts into our financial statements. Under Mission’s ownership, we remained the primary beneficiary and continued to consolidate these stations into our financial statements.

On November 16, 2020, Mission acquired KASY, KWBQ and KRWB from Tamer for $1.8 million in cash, funded through a combination of Mission’s borrowing from its revolving credit facility and cash on hand. KASY (an MNTV affiliate), KWBQ (a CW affiliate) and KRWB (a CW affiliate) are full power television stations serving the Albuquerque, New Mexico market. Effective on November 16, 2020, Mission assumed the existing SSA between Tamer and us for the stations. Mission also granted us an option to purchase the stations from Mission, subject to FCC consent. Mission’s purchase of these stations allowed its entry into this market. Prior to Mission’s acquisition, we were the primary beneficiary of these stations and consolidated their accounts into our financial statements. Under Mission’s ownership, we remained the primary beneficiary and continued to consolidate these stations into our financial statements.

On September 1, 2020, Mission acquired television stations KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market from Marshall. The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million in cash was funded by cash on hand. At closing, Mission entered into new SSAs with us for the stations. This acquisition allowed Mission’s entry into these markets.

2020 Nexstar Dispositions

On March 2, 2020, we completed the sale of Fox affiliate television station KCPQ and the MNTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, resulting in a net gain of $4.7 million. Our proceeds from the sale of the stations were partially used to prepay a portion of our term loans.

On January 14, 2020, we sold our sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale). We recognized a $2.4 million gain on disposal of this business.

See also Notes 3 and 9 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the above transactions.

2020 Debt Transactions

•

On September 3, 2020, we and Mission amended each of our credit agreements. The amendments provided for an incremental senior secured revolving credit facility in an aggregate capacity of $280.0 million, of which $30.0 million was initially allocated to us and $250.0 million was initially allocated to Mission. The incremental revolving credit facility is in addition to the unused revolving credit facilities under our and Mission’s existing revolving credit facilities.

•

On September 3, 2020, Mission drew upon $225.0 million under its incremental revolving credit facility and used the proceeds to pay in full the remaining outstanding principal balance under Mission’s Term Loan B of $224.5 million. On November 22, 2020, Mission borrowed $22.0 million under its incremental revolving credit facility to partially fund the acquisition of television stations from Shield by paying in full the latter’s outstanding Term Loan A with a total principal amount of $20.7 million.

•

On September 25, 2020, we completed our sale and issuance of $1.0 billion 4.75% Notes due 2028 at par. The net proceeds from the issuance of the 4.75% Notes due 2028 was used to redeem in full our $900.0 million 5.625% Notes due 2024 at 102.813% of the principal amount, plus accrued interest and fees and expenses. The remainder of the proceeds was used for general corporate purposes.

•

On December 3, 2020, we reallocated $80.0 million from our existing revolving credit facility to Mission which the latter drew upon on the same date following the reallocation. On December 30, 2020, Mission used the proceeds of the loans to partially fund its acquisition of television station WPIX.

•

In 2020, we prepaid a total of $980.0 million in principal balance under our Term Loan A and Term Loan B, funded by cash on hand. The prepayments resulted in a loss on debt extinguishment of $14.2 million.

•	During the year ended December 31, 2020, the Company repaid scheduled maturities of $49.6 million under its Term Loan A and $9.4 million under its Term Loan B.

Impact of COVID-19 Pandemic

COVID-19 was first reported in late 2019 and has since dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 pandemic a national emergency. The virus continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our future results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration, severity and containment measures, our compliance and the measures we have taken around the pandemic situation have impacted our day-to-day operations and disrupted our business and operations, as well as those of our key business partners, affiliates, vendors and other counterparties, and will continue to do so for an indefinite period of time. In response to COVID-19, we implemented remote working for many of our employees. Our work locations developed and implemented their own plans for staffing during the pandemic, with a focus on reducing headcounts within our facilities to reduce the risk for those employees whose job functions could not be performed remotely, and in compliance with applicable state and local safety requirements and protocols. Our leadership, crisis management and business resumption teams and local site leadership continue closely to monitor and address the developments, including the impact on our company, our employees, our customers, our suppliers and our communities. We considered and continue to consider guidance from the Centers for Disease Control, other health organizations, federal, state and local governmental authorities, and our customers, among others. We have taken, and continue to take, robust actions to help protect the health, safety and well-being of our employees, to support our suppliers and local communities, and to continue to serve our customers.

The disruptions caused by COVID-19 had an adverse impact on our business and our financial results mostly in the first part of the second quarter of 2020. This was followed by a significant improvement in our financial results through December 31, 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses, which has had a favorable impact to the macroeconomic environment and to the Company’s revenue. The current year results were also higher than prior year primarily due to the increase in revenue from political advertising and contributions from the acquisition of Tribune in September 2019. Overall, the Company remained profitable in 2020 and the disruptions from COVID-19 did not have a material impact on its liquidity. There were also no material changes in our customer mix, including our advertisers, MVPDs and OVDs. As of December 31, 2020, our unrestricted cash on hand amounted to $152.7 million, a decrease from the December 31, 2019 level of $232.1 million as we allocated resources toward acquisition of businesses and leverage reduction, including debt prepayments, repurchases of our Class A common stock and dividends to stockholders. As of December 31, 2020, we had a positive working capital of $479.1 million, an increase from the December 31, 2019 levels of $404.2 million. We continue to generate operating cash flows and we believe we have sufficient unrestricted cash on hand and have the availability to access additional cash up to $92.7 million and $3.0 million under our and Mission’s respective amended revolving credit facilities (with a maturity date of October 2023) to meet our business operating requirements, our capital expenditures and to continue to service our debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K. The full extent of the impact of the COVID-19 pandemic on our future business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity and impact of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, or the Company, may direct, which may result in an extended period of continued business disruption. Further financial impact cannot be reasonably estimated at this time but may continue to have a material impact on our business and results of operations and may also have a material impact on our financial condition and liquidity. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business in future periods.

The CARES Act

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, deferral of contributions to qualified pension plans and other postretirement benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. Under the CARES Act, we elected to defer $31.7 million of employer social security payments in two equal installments on December 31, 2021 and 2022. We elected not to defer any cash contribution requirements to our qualified pension plans under the CARES Act. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above. The U.S. government or any other governmental authority that agrees to provide such aid under the CARES Act or any other crisis relief assistance may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

Overview of Operations

As of December 31, 2020, we owned, operated, programmed or provided sales and other services to 198 full power television stations, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 36 full power television stations are VIEs that are consolidated into our financial statements. See Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for a discussion of the local service agreements we have with these independent third parties. We also own WGN America, a national general entertainment cable network and the home of our national newscast NewsNation, digital multicast network services, various digital products, services and content, a 31.3% ownership stake in TV Food Network, and a portfolio of real estate assets.

On October 1, 2020, Nexstar Broadcasting, Inc., our wholly-owned subsidiary, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Inc. In connection with this change, effective on November 1, 2020, we merged our two primary operating subsidiaries, Nexstar Inc. and Nexstar Digital, LLC, with Nexstar Inc. surviving the merger as our single operating subsidiary. Accordingly, our broadcasting, network and digital businesses are now operating under the Nexstar Inc. umbrella.

The operating revenue of our stations is derived substantially from broadcast and website advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. For the years ended December 31, 2020 and 2019, revenue generated by our television stations from core local advertising represented approximately 69% and 72%, respectively, of our consolidated core advertising net revenue (total of core local and national advertising revenue, excluding political advertising revenue). The remaining core advertising revenue represents inventory sold for national or political advertising. All national and political revenue is derived from advertisements placed through advertising agencies. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission. Each station also has an agreement with a national representative firm that provides for sales representation outside the particular station’s market. Advertising schedules received through the national representative firm are for national or large regional accounts that advertise in several markets simultaneously. National representative commission rates vary within the industry and are governed by each station’s agreement.

Another source of revenue for the Company that has grown significantly in recent years is its distribution revenue which relates to retransmission of Company stations’ signals and the carriage of WGN America (NewsNation and other entertainment programming) by cable, satellite and other MVPDs and OVDs. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream was primarily due to increases in the subscriber rates paid by MVPDs resulting from contract renewals (retransmission consent and carriage agreements generally have a three-year term), scheduled annual escalation of rates per subscriber, and the establishment of distribution agreements with OVDs. Additionally, the rates per subscriber of newly acquired television stations are converted into our terms which are typically higher than those of other companies because we have been negotiating such agreements for a longer period of time and are, therefore, approximately one full negotiating cycle ahead of our competitors. Currently, broadcasters deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. Nexstar anticipates that retransmission fees will continue to increase until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time, in exchange for affiliation fees paid to the networks, in most cases, and the right to sell a substantial majority of the advertising time during these broadcasts. Network affiliation fees have been increasing industry wide and we expect that they will continue to increase over the next several years.

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

We guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes due 2027 and our 4.75% Notes due 2028. In consideration of our guarantee of Mission’s senior secured credit facility, except for three stations, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes in these entities because of (1) the local service agreements we have with their stations, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facilities, (3) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit us to acquire the assets and assume the liabilities of each of these VIEs’ stations, exclusive of stations KMSS, KPEJ and KLJB, at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

Refer to Notes 2 and 3 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information with respect to consolidated VIEs and acquisitions.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the FCC’s November 2017 order on reconsideration. The court later denied petitions for en banc rehearing; on November 29, 2019 its decision became effective; and on December 20, 2019 the FCC issued an order that formally reinstated the rule. On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the September 2019 appeals court decision. The Supreme Court granted certiorari on October 2, 2020. It held oral argument in the case on January 19, 2021, and a decision is expected later in 2021. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

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

Sixty-one (61) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the years ended December 31, 2020, 2019 and 2018, the Company spent a total of $54.7 million, $79.3 million and $26.8 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2020, 2019 and 2018, the Company received $57.3 million, $70.4 million and $29.4 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2020, approximately $23.7 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. Fiscal year 2020 was a federal election year. The rescheduling of the 2020 Summer Olympics to 2021, due to the COVID-19 pandemic, decreased our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021 if the Summer Olympics occur as scheduled.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in thousands) and each type of revenue as a percentage of total net revenue for the years ended December 31:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Core advertising (local and national)	$1,571,072	34.9	$1,335,126	43.9	$1,089,920	39.4
Political advertising	507,564	11.3	51,889	1.7	251,209	9.1
Distribution	2,152,622	47.8	1,368,881	45.0	1,121,081	40.5
Digital	223,368	4.9	241,519	8.0	261,159	9.4
Other	34,468	0.8	24,524	0.8	26,485	1.0
Trade	12,175	0.3	17,385	0.6	16,842	0.6
Total net revenue	$4,501,269	100.0	$3,039,324	100.0	$2,766,696	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations for the years ended December 31 (dollars in thousands), and each component of operating expense as a percentage of net revenue:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Net revenue	$4,501,269	100.0	$3,039,324	100.0	$2,766,696	100.0
Operating expenses (income):
Corporate expenses	182,960	4.1	189,548	6.2	110,921	4.0
Direct operating expenses, net of trade	1,708,124	37.9	1,331,248	43.8	1,101,423	39.8
Selling, general and administrative expenses, excluding corporate	729,097	16.2	540,433	17.8	469,012	17.0
Depreciation	147,688	3.3	123,375	4.1	109,789	4.0
Amortization of intangible assets	279,710	6.2	200,317	6.6	149,406	5.4
Amortization of broadcast rights	137,490	3.0	85,018	2.7	61,342	2.2
Trade and barter expense	12,396	0.3	17,384	0.6	16,494	0.6
Reimbursement from the FCC related to station repack	(57,261)	(1.3)	(70,356)	(2.3)	(29,381)	(1.1)
Change in the fair value of contingent consideration attributable to a merger	3,933	0.1	-	-	-	-
Gain on relinquishment of spectrum	(10,791)	(0.2)	-	-	-	-
Goodwill and intangible assets impairment	-	-	63,317	2.1	19,911	0.7
Gain on disposal of stations, net	(7,473)	(0.2)	(96,091)	(3.2)	-	-
Total operating expenses	3,125,873		2,384,193		2,008,917
Income from operations	$1,375,396		$655,131		$757,779

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $1.571 billion for the year ended December 31, 2020 as compared to $1.335 billion for the same period in 2019, an increase of $236.0 million, or 17.5%. The increase was primarily due to our incremental revenue generated from the Tribune acquisition in September 2019 of $419.1 million and current year station acquisitions of $24.7 million, partially offset by a decrease in revenue from station divestitures of $66.5 million. Our legacy stations’ core advertising revenue decreased by $141.3 million, primarily due to the business disruptions caused by COVID-19 and changes in the mix between our core and political advertising. Our largest advertiser category, automobile, represented approximately 18% and 22% of our local and national advertising revenue for each of the years ended December 31, 2020 and 2019, respectively. Overall, including past results of our newly acquired stations, revenues from our automobile category decreased by approximately 30% in 2020 compared to 2019. The other categories representing our top five were attorneys, medical/healthcare, radio/TV/cable/newspaper and home repair/manufacturing, which decreased in 2020, and insurance which increased in 2020. The full extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government, we, or our business partners, may direct, which may result in an extended period of continued business disruption. Further financial impact cannot be reasonably estimated at this time but may continue to have a material impact on our core advertising revenue and our overall results of operations. Additionally, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic, decreased our advertising revenue in 2020 but is expected to increase our advertising revenue in 2021 if the Summer Olympics occur as scheduled.

Political advertising revenue was $507.6 million for the year ended December 31, 2020, compared to $51.9 million for the same period in 2019, an increase of $455.7 million as 2020 was a federal election year. Of this increase, $147.4 million was attributable to the incremental revenue from the Tribune stations we acquired in 2019, $17.3 million was attributable to current year station acquisitions and $293.6 million was attributable to our legacy stations.

Distribution revenue was $2.153 billion for the year ended December 31, 2020, compared to $1.369 billion for the same period in 2019, an increase of $783.7 million, or 57.3%. The increase was primarily due to incremental revenue in 2020 generated from the Tribune acquisition in September 2019 of $571.3 million and current year station acquisitions of $47.0 million, partially offset by a decrease in revenue from station divestitures of $81.6 million. Our legacy stations’ revenue also increased by $247.1 million due to the combined effect of scheduled annual escalation of rates per subscriber, renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term), contributions from distribution agreements with OVDs and a net increase in revenue in 2020 resulting from the 2019 (July and August) temporary disruption of a distribution agreement with a certain customer, partially offset by temporary disruption of a certain customer in the month of December 2020. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase in distribution revenue until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.
Digital revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our other digital operations, was $223.4 million for the year ended December 31, 2020, compared to $241.5 million for the same period in 2019, a decrease of $18.1 million or 7.5%. Our digital revenue from our legacy stations and other digital businesses decreased by $29.5 million primarily due to the business disruption caused by COVID-19 and realigned digital business operations. These decreases were partially offset by incremental revenue from the Tribune acquisition in September 2019 of $10.8 million, net of a decrease in revenue from station divestitures.

Operating Expenses (Income)

Corporate expenses, related to costs associated with the centralized management of our stations, were $183.0 million for the year ended December 31, 2020, compared to $189.5 million for the same period in 2019, a decrease of $6.6 million, or 3.5%.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $2.437 billion for the year ended December 31, 2020, compared to $1.872 billion for the same period in 2019, an increase of $565.0 million, or 30.2%. This was primarily due to expenses associated with the Tribune stations and other businesses we acquired in 2019 of $511.1 million (including network and programming costs of $343.4 million), and expenses associated with our current year station acquisitions of $47.3 million. In addition, our legacy stations’ programming costs increased by $118.2 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. In 2020, we also recorded $19.9 million in provision for uncollectible amounts associated with transactions among entities for which we have or had variable interests. These increases were partially offset by a decrease in expense from our station divestitures of $84.3 million and a $60.3 million decrease in the operating expenses of our digital products due to lower revenue.

Depreciation of property and equipment was $147.7 million for the year ended December 31, 2020, compared to $123.4 million for the same period in 2019, an increase of $24.3 million, or 19.7%. The increase was primarily due to incremental depreciation from the Tribune stations we acquired in September 2019 of $29.4 million.

Amortization of intangible assets was $279.7 million for the year ended December 31, 2020, compared to $200.3 million for the same period in 2019, an increase of $79.4 million, or 39.6%. This was primarily due to increased amortization from the Tribune stations we acquired in September 2019 of $95.3 million, net of decreases in amortization from certain fully amortized assets and divested stations.

Amortization of broadcast rights was $137.5 million for the year ended December 31, 2020, compared to $85.0 million for the same period in 2019, an increase of $52.5 million, or 61.7%. The increase was primarily due to incremental amortization from the Tribune stations we acquired in 2019 of $54.0 million, net of decreases from station divestitures. This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations, including certain Tribune stations, were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels by the FCC-prescribed deadline of July 13, 2020 and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. In 2020 and 2019, we received a total of $57.3 million and $70.4 million, respectively, in reimbursements from the FCC which we recognized as operating income.

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

In 2019, we recorded a $63.3 million goodwill and intangible assets impairment on our digital reporting unit due to deterioration in customer relationships, mainly driven by marketplace changes on select demand-side platform customers, that led to a long-term projected decrease in operating results.

In 2020, we sold two Fox affiliate television stations and our sports betting information website business for total proceeds of $362.8 million in cash. These disposals resulted in a total gain on sale of $7.1 million. In 2019, in connection with the Tribune merger, we sold the assets of 21 full power television stations in 16 markets, eight of which were previously owned by us and 13 of which were previously owned or operated by Tribune. We sold the Tribune stations for $1.008 billion in cash, including working capital adjustments, and we sold our stations for $358.6 million in cash, including working capital adjustments. These divestitures resulted in a net gain on disposal of $96.1 million.

Income on equity investments, net

Income on equity investments, net was $70.2 million for the year ended December 31, 2020, compared to $17.9 million for the same period in 2019, an increase of $52.1 million. This was primarily attributable to the increase in income on equity investment from our 31.3% investment in TV Food Network, less amortization of basis difference. For the year ended December 31, 2020, we recognized our full year’s share in equity income of TV Food Network compared to last year’s share from September 19, 2019, the date we acquired our 31.3% ownership stake in this investment, to December 31, 2019.

Interest Expense, net

Interest expense, net was $335.3 million for the year ended December 31, 2020, compared to $304.4 million for the same period in 2019, an increase of $30.9 million, or 10.2%, primarily due to the issuance of debt in September 2019 (term loans and $1.785 billion Notes due 2027) associated with the financing of our merger with Tribune. These increases were partially offset by decreases in interest expense primarily due to prepayments and scheduled repayments of term loans, reduction in LIBOR funding costs on our senior secured loans and refinancing of certain bonds in September 2020 for a lower interest rate (issuance of $1.0 billion 4.75% Notes due 2028 and redemption of $900 million 5.625% Notes due 2024).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $50.7 million for the year ended December 31, 2020, compared to $10.3 million for the same period in 2019, an increase of $40.4 million. In 2020, we made various prepayments of our outstanding term loans, redeemed our $900 million 5.625% Notes due 2024 and amended our and Mission’s credit agreements, resulting in a loss on extinguishment of debt of $50.7 million. In November 2019, we redeemed our $400.0 million 5.875% Notes due 2022 and our $275.0 million 6.125% Notes due 2022. We also made prepayments of our outstanding term loans during 2019. These 2019 transactions resulted in total loss on extinguishment of debt of $10.3 million.

Income Taxes

Income tax expense was $296.5 million for the year ended December 31, 2020, compared to an income tax expense of $137.0 million for the same period in 2019, an increase in income tax expense of $159.5 million. The effective tax rates during the years ended December 31, 2020 and 2019 were 26.9% and 36.8%, respectively.

The decrease to the effective tax rate was driven primarily by a consolidated VIE’s establishment of a valuation allowance on its deferred tax assets in 2019 and the decrease in non-deductible goodwill associated with divestitures and impairment loss incurred in 2019. In 2020, certain of our consolidated VIEs recorded a valuation allowance on deferred tax assets of $5.3 million, compared to the $19.9 million valuation allowance on deferred tax assets recorded in 2019, including a newly established valuation allowance of $18.1 million by a consolidated VIE. This resulted in a decrease to the effective tax rate of 4.9%. In 2020, the effective tax rate also decreased by 5.15% as a result of the decrease in the amount of non-deductible goodwill associated with divestitures and impairment loss incurred in 2019.

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

Revenue

Core advertising revenue was $1.335 billion for the year ended December 31, 2019 as compared to $1.090 billion for the same period in 2018, an increase of $245.2 million, or 22.5%. The increase is primarily due to our incremental revenue from acquisitions, primarily resulting from our merger with Tribune of $275.0 million, partially offset by a decrease in revenue as a result of station divestitures of $14.6 million. Our legacy stations’ core advertising revenue decreased by $15.1 million. Our largest advertiser category, automobile, represented approximately 22% and 23% of our local and national advertising revenue for each of the years ended December 31, 2019 and 2018, respectively. Overall, including past results of our newly acquired stations, revenues from our automobile category decreased by approximately 3% in 2019 compared to 2018. The other categories representing our top five were attorneys and home repair/manufacturing, which increased in 2019, and furniture and medical/healthcare, which decreased in 2019.

Political advertising revenue was $51.9 million for the year ended December 31, 2019, compared to $251.2 million for the same period in 2018, a decrease of $199.3 million, or 79.3%. Our legacy stations’ revenue decreased by $206.8 million as 2019 was not an election year. This was partially offset by incremental revenue from acquisitions of $12.5 million, less decreases from station divestitures of $5.0 million.

Distribution revenue was $1.369 billion for the year ended December 31, 2019, compared to $1.121 billion for the same period in 2018, an increase of $247.8 million, or 22.1%, primarily due to incremental revenue from our acquisitions, mainly Tribune, of $169.8 million, less decreases in revenue resulting from station divestitures of $18.5 million. Our legacy stations’ revenue also increased by $96.5 million taking into account the combined effect of recent retransmission consent agreement renewals and scheduled annual rate increases per subscriber, contributions from distribution agreements with OVDs and the temporary disruption of distribution agreements with a customer from July 2, 2019 to August 29, 2019. Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total cable programming fees. We anticipate continued increase in distribution revenue until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

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

Depreciation of property and equipment was $123.4 million for the year ended December 31, 2019, compared to $109.8 million for the same period in 2018, an increase of $13.6 million, or 12.4%. This was primarily due to incremental depreciation related to assets acquired in the Tribune merger of $9.0 million and increased depreciation from related station repacking activities.

Amortization of intangible assets was $200.3 million for the year ended December 31, 2019, compared to $149.4 million for the same period in 2018, an increase of $50.9 million, or 34.1%. This was primarily due to increased amortization related to intangible assets acquired in the Tribune merger of $59.9 million, partially offset by decreases in amortization from certain fully amortized assets.

Amortization of broadcast rights was $85.0 million for the year ended December 31, 2019, compared to $61.3 million for the same period in 2018, an increase of $23.7 million, or 38.6%. This was primarily attributable to incremental amortization resulting from new broadcast rights acquired through the Tribune merger of $30.5 million. This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

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

In connection with the Tribune merger, we sold the assets of 21 full power television stations in 16 markets, eight of which were previously owned by us and 13 of which were previously owned or operated by Tribune. We sold the Tribune stations for $1.008 billion in cash, including working capital adjustments, and we sold our stations for $358.6 million in cash, including working capital adjustments. These divestitures resulted in a net gain on disposal of $96.1 million.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $10.3 million for the year ended December 31, 2019, compared to $12.1 million for the same period in 2018, a decrease of $1.8 million, or 15.0%. In November 2019, we redeemed our $400.0 million 5.875% Notes due 2022 and our $275.0 million 6.125% Notes due 2022. We also made prepayments of our outstanding term loans during 2019. These transactions resulted in total loss on extinguishment of debt of $10.3 million. In October 2018, the Company refinanced its then existing term loans and revolving loans. We also made various prepayments of outstanding term loans during 2018. These transactions resulted in a total loss on extinguishment of debt of $12.1 million.

Income Taxes

Income tax expense was $137.0 million for the year ended December 31, 2019, compared to an income tax expense of $144.7 million for the same period in 2018, a decrease in income tax expense of $7.7 million. The effective tax rates during the years ended December 31, 2019 and 2018 were 36.8% and 27.1%, respectively.

In 2019, we recognized the tax impact of the divested stations previously owned by us including an income tax expense of $10.3 million, or an increase to the effective tax rate of 2.8%, attributable to nondeductible goodwill written off as a result of the sale. We also recognized an impairment loss on our reporting unit’s goodwill and intangible assets. The impairment loss related to goodwill is not deductible for purposes of calculating the tax provision resulting in an income tax expense of $8.9 million, or an increase to the effective tax rate of 2.4%. Valuation allowance increased by $19.9 million, or an increase to the effective tax rate of 5.3%, primarily due to the Company’s belief, based upon consideration of positive and negative evidence, that certain deferred tax assets related to one of the VIEs were not likely to be realized. Other changes to the effective tax rates relate to the various permanent differences such as the tax impact of limitation on compensation deduction, the tax impact related to nondeductible meals and entertainment and the tax impact of excess benefits related stock-based compensation recognized in the income statement pursuant to ASU No. 2016-09 (adopted as of January 1, 2017). These transactions and events resulted in a total income tax expense effect of $6.18 million, or an increase to the effective tax rate of 1.64%.

Liquidity and Capital Resources

We are leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Based on current operations and anticipated future growth, we believe that our available cash, anticipated cash flow from operations and available borrowings under the senior secured credit facilities will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months as of the filing date of this Annual Report on Form 10-K. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facilities or issue other long- or short-term debt or equity, if the market and the terms of its existing debt arrangements permit. We will continue to evaluate the best use of our operating cash flow among our capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$1,254,170	$417,467	$736,867
Net cash used in investing activities(1)	(39,750)	(4,702,155)	(175,514)
Net cash provided by (used in) financing activities	(1,293,789)	4,388,251	(531,890)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(79,369)	$103,563	$29,463
Cash paid for interest	$324,347	$250,663	$218,746
Income taxes paid, net of refunds(2)	$351,715	$315,051	$90,717

(1)

In 2020, the investing activities included total capital expenditures of $217.0 million, of which $54.7 million was reimbursed from the FCC in connection with the station repack and $4.9 million was funded by the incentive auction proceeds received from the FCC in 2017. In 2019, the investing activities included total capital expenditures of $197.5 million, of which $79.3 million was reimbursed from the FCC in connection with the station repack and $7.2 million was funded by the incentive auction proceeds received from the FCC in 2017. In 2018, the investing activities included total capital expenditures of $106.2 million, of which $26.8 million was reimbursed from the FCC in connection with the station repack and $2.9 million was funded by the incentive auction proceeds received from the FCC in 2017.

(2)

Income taxes paid, net of refunds, includes (i) $82.7 million in tax payments during 2020 related to various sale of stations and cash consideration received to settle a litigation and (ii) $199.5 million in tax payments during 2019 related to various sale of stations.

	As of December 31,
	2020	2019
Cash, cash equivalents and restricted cash	$169,309	$248,678
Long-term debt, including current portion	7,668,003	8,492,588
Unused revolving loan commitments under senior secured credit facilities (1)	95,662	142,662

(1)

Based on the covenant calculations as of December 31, 2020, all of the $92.7 million and $3.0 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash provided by operating activities increased by $836.7 million during the year ended December 31, 2020 compared to the same period in 2019. This was primarily attributable to an increase in net revenue (excluding trade) of $1.467 billion, an increase in distributions from our equity investments, primarily in TV Food Network of $208.4 million, and the collection of copyright royalty receivables of $13.9 million. These increases were partially offset by an increase in our corporate, direct operating and selling, general and administrative expenses (excluding non-cash transactions) of $538.4 million, an increase in cash paid for interest of $73.7 million, higher income tax payments of $36.7 million, an increase in payments for broadcast rights of $93.0 million, use of cash from timing of accounts receivable collections of $18.2 million, and use of cash from timing of payments made to our vendors of $99.8 million.

Cash paid for interest increased by $73.7 million during the year ended December 31, 2020 compared to the same period in 2019, primarily due to the issuance of debt in September 2019 (term loans and $1.785 billion Notes due 2027) associated with the financing of our merger with Tribune. These increases were partially offset by decreases in interest expense primarily due to prepayments and scheduled repayments of term loans, reduction in LIBOR funding costs on our senior secured loans and refinancing of certain bonds in September 2020 for a lower interest rate (issuance of $1.0 billion 4.75% Notes due 2028 and redemption of $900 million 5.625% Notes due 2024).

Net cash provided by operating activities decreased by $319.4 million during the year ended December 31, 2019 compared to the same period in 2018. This was primarily attributable to an increase in station and corporate operating expenses (excluding non-cash transactions) of $371.0 million, partially offset by an increase in net revenue (excluding trade) of $272.1 million, an increase in payments for tax liabilities of $224.3 million, primarily due to a nonrecurring tax payment of $199.5 million resulting from the sale of stations, an increase in payments for broadcast rights of $38.7 million, an increase in cash paid for interest of $31.9 million and a decrease in source of cash from timing of accounts receivable collections of $28.7 million. These were partially offset by a decrease in use of cash resulting from timing of payments to vendors of $127.6 million and an increase in distributions from our equity investments of $15.3 million.

Cash paid for interest increased by $31.9 million during the year ended December 31, 2019 compared to the same period in 2018, primarily due to one-time fees incurred in 2019 amounting to $26.6 million associated with the financing of the Tribune merger.

Cash Flows – Investing Activities

Net cash used in investing activities during the years ended December 31, 2020, 2019 and 2018 were $39.8 million, $4.702 billion and $175.5 million, respectively.

In 2020, we acquired seven television stations, certain non-license assets, and a product recommendations company for total cash consideration payments of $386.4 million. Our capital expenditures for the year ended December 31, 2020 were $217.0 million, including $54.7 million related to station repack. We also made an equity investment in a live 24/7 streaming network business of $7.0 million. These uses of cash were partially offset by the proceeds from the disposal of two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively, and reimbursements received from the FCC related to station repack of $57.3 million. We also received $98.0 million of cash proceeds from settlement of a litigation between Sinclair and Tribune and Mission collected its loan receivable of $49.0 million from Marshall.

In September 2019, we completed our acquisition of Tribune for a total cash purchase price of $7.187 billion, less $1.306 billion of cash and restricted cash acquired. This was partially offset by the proceeds from the sale of 21 full power television stations in 16 markets for a total cash consideration of $1.353 billion which occurred concurrently with the Tribune acquisition. On November 29, 2019, Mission, a consolidated VIE, paid the outstanding principal balances of Marshall’s loans to third party bank lenders totaling $48.9 million. After making the payment, Mission became Marshall’s new lender. Marshall is a deconsolidated VIE due to its filing for bankruptcy protection in December 2019. As such, Marshall’s cash balance of $5.0 million was excluded from our consolidated financial statements.

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

Cash Flows – Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 was $1.294 billion, compared to net cash provided by financing activities of $4.388 billion in the same period in 2019. During the year ended December 31, 2018, net cash used in financing activities was $531.9 million.

In 2020, we made payments on the outstanding principal balance of our term loans of $1,284 million (including $980.0 million in Nexstar’s debt prepayments, Mission’s full repayment of its term loan B of $226.2 million and Mission’s full repayment of Shield’s term loan A of $20.7 million). Also, we redeemed our $900.0 million 5.625% Notes due 2024 and paid $25.1 million premium on such redemption. Additionally, we repurchased shares of our Class A common stock for a total price of $281.9 million, paid dividends to our common stockholders of $101.0 million ($0.56 per share during each quarter), paid deferred financing costs of $10.7 million associated with our new $1.0 billion 4.75% Notes due 2028, paid cash for taxes in exchange for shares of common stock withheld of $6.8 million resulting from net share settlements of certain stock-based compensation and paid for finance lease and software obligations of $14.5 million. These decreases were offset by the proceeds from the issuance of our new $1.0 billion senior unsecured notes issued at par and from Mission’s drawing from its revolving credit facility of $327.0 million.

In 2019, we issued term loans, net of debt discount, of $3.711 billion, issued an initial $1.120 billion in 5.625% Notes due 2027 at par, and issued an additional $665.0 million in 5.625% Notes due 2027, plus a premium of $27.4 million. We incurred and paid total financing costs of $72.1 million for issuing these loans in 2019. The proceeds from the term loans and the initial 5.625% Notes due 2027 were used to partially fund our merger with Tribune in September 2019. The proceeds from the additional 5.625% Notes due 2027 were used to redeem in full our two senior unsecured notes with a total principal balance of $675.0 million, plus total premium of $10.1 million. We also made prepayments and scheduled principal payments of its existing term loans totaling $227.3 million, funded by cash on hand. In 2019, we paid dividends to our common stockholders of $82.8 million ($0.45 per share each quarter), repurchased our treasury shares for $45.1 million, made payments on our finance lease and capitalized software obligations of $9.2 million, paid taxes in exchange for shares of common stock withheld of $9.8 million and purchased a noncontrolling interest of $6.4 million. These outflows were partially offset by the proceeds from the exercise of stock options during the year amounting to $2.4 million.

In 2018, we borrowed $44.0 million under our revolving credit facility to partially fund our acquisition of LKQD and received $6.0 million in proceeds from stock option exercises. Marshall also issued a $51.8 million term loan to refinance the outstanding principal balances under our previous term loan and revolving credit facility of $48.8 million and $3.0 million, respectively. Additionally, Marshall borrowed a $5.6 million revolving loan to partially repay its Term Loan A of $5.6 million. In October 2018, we amended our credit agreements which decreased the interest rates and extended the maturity date on certain of its debt. In connection with this refinancing, Nexstar borrowed an additional $150.0 million under its Term Loan A, the proceeds of which were used to partially repay the outstanding principal balance under Nexstar’s Term Loan B of $150.0 million. These transactions were partially offset by repayments of outstanding obligations under our revolving credit facility of $44.0 million, repayments of outstanding principal balance under the Company’s term loans of $401.6 million, purchases of treasury stock of $50.5 million, payments of dividends to our common stockholders of $68.6 million ($0.375 per share each quarter), payments for capital lease and capitalized software obligations of $8.8 million, cash payment for taxes in exchange for shares of common stock withheld of $4.9 million, payments to acquire the remaining assets of a station previously owned by KRBK, LLC of $2.5 million and payments for debt financing costs associated with the Company’s debt refinancing of $1.1 million.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2020, the Company had total debt of $7.668 billion, net of unamortized financing costs, discounts and premium, which represented 75.3% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2020 (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Nexstar senior secured credit facility	$4,630,557	$21,429	$597,070	$1,367,742	$2,644,316
Mission senior secured credit facility	327,000	-	327,000	-	-
5.625% Notes due 2027	1,785,000	-	-	-	1,785,000
4.75% Notes due 2028	1,000,000	-	-	-	1,000,000
	$7,742,557	$21,429	$924,070	$1,367,742	$5,429,316

We make semiannual payments on the 5.625% Notes due 2027 on January 15 and July 15 of each year. We make semiannual interest payments on our 4.75% Notes due 2028 on May 1 and November 1 of each year. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our 5.625% Notes due 2027 and 4.75% Notes due 2028, limit, but do not prohibit us or Mission, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company had $95.7 million of total unused revolving loan commitments under the senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2020. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. As discussed above, the ultimate outcome of the COVID-19 pandemic is uncertain at this time and may significantly impact our future operating performance, liquidity and financial position. Any adverse impact of the COVID-19 pandemic may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

During 2020, we repurchased a total of 3,085,745 shares of our Class A common stock for $281.8 million, funded by cash on hand. On January 27, 2021, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1.0 billion of our Class A common stock. The new $1.0 billion share repurchase program increased our existing share repurchase authorization, of which $174.9 million remained outstanding as of December 31, 2020.

On January 27, 2021, our Board of Directors declared a quarterly dividend of $0.70 per share of our Class A common stock. The dividend was paid on February 26, 2021 to stockholders of record on February 12, 2021.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of December 31, 2020, we were in compliance with our financial covenant. We believe Nexstar and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing the senior secured facilities and the indentures governing our 5.625% Notes due 2027 and our 4.75% Notes due 2028 for a period of at least the next 12 months from December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships (except as described below), such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of December 31, 2020, we have outstanding standby letters of credit with various financial institutions amounting to $23.7 million, of which $20.3 million was assumed from the merger with Tribune primarily in support of the worker’s compensation insurance program.  The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under senior secured credit facilities and would not be available for withdrawal.

Contractual Obligations

The following summarizes the Company’s contractual obligations as of December 31, 2020, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Recorded contractual obligations:
Nexstar senior secured credit facility	$4,630,557	$21,429	$597,070	$1,367,742	$2,644,316
Mission senior secured credit facility	327,000	-	327,000	-	-
5.625% senior unsecured notes due 2027	1,785,000	-	-	-	1,785,000
4.75% senior unsecured notes due 2028	1,000,000	-	-	-	1,000,000
Operating lease obligations	350,464	47,181	93,067	70,878	139,338
Finance lease obligations	20,667	1,843	3,621	3,712	11,491
Broadcast rights current cash commitments(1)	201,977	105,522	83,528	12,927	-
Other(2)(3)	46,996	14,789	31,674	533	-
Unrecorded contractual obligations:
Network affiliation agreements	2,636,307	1,143,735	1,481,348	11,224	-
Cash interest on debt(4)	1,628,681	276,711	547,688	459,218	345,064
Executive employee contracts(5)	83,625	36,412	45,972	1,241	-
Broadcast rights future cash commitments(6)	194,376	74,904	84,085	35,387	-
Other	79,554	30,054	49,500	-	-
	$12,985,204	$1,752,580	$3,344,553	$1,962,862	$5,925,209

(1)	Future minimum payments for license agreements for which the license period has begun and liabilities have been recorded.
(2)

As of December 31, 2020, we had $47.4 million of unrecognized tax benefits, inclusive of interest and certain deduction benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.

(3)

As of December 31, 2020, we had $331.7 million and $29.6 million of funding obligations with respect to our pension benefit plans and other postretirement benefit plans, respectively, which are not included in the table above. See Note 11 to our Consolidated Financial Statements for further information regarding our funding obligations for these benefit plans.

(4)	Estimated interest payments due as if all debt outstanding as of December 31, 2020 remained outstanding until maturity, based on interest rates in effect at December 31, 2020.
(5)

Includes the employment contracts for all corporate executive employees and general managers of our stations and entities. We expect our contracts will be renewed or replaced with similar agreements upon their expiration. Amounts included in the table above assumed that contracts are not terminated prior to their expiration.

(6)	Future minimum payments for license agreements for which the license period has not commenced and no liability has been recorded.

Summarized Financial Information

Nexstar Inc.’s (a wholly-owned subsidiary of Nexstar and herein referred to as the “Issuer”) 5.625% Notes due 2027 and 4.75% Notes due 2028 are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by Nexstar Media Group, Inc. (“Parent”), Mission (a consolidated VIE) and certain of Nexstar Inc.’s restricted subsidiaries (collectively, the “Guarantors” and, together with the Issuer, the “Obligor Group”). The Guarantees are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes due 2027 and the 4.75% Notes due 2028. The Issuer’s 5.625% Notes due 2027 and 4.75% Notes due 2028 are not registered with the SEC.

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

In November 2020, we merged our two primary operating subsidiaries, Nexstar Inc. and Nexstar Digital, LLC, with Nexstar Inc. surviving the merger as our single operating subsidiary. Prior to the merger, Nexstar Digital, LLC was not a guarantor of the notes. In November 2020, Mission acquired television stations previously owned by Shield and Tamer. Prior to Mission’s acquisition, the stations were not guarantors of the notes but Nexstar was the primary beneficiary and has consolidated these business units since January 2017. Upon Mission’s acquisition of the stations in November 2020, Nexstar remained to be the primary beneficiary and continued to consolidate the stations into its financial statements. The following combined summarized financial information is presented as if the accounts of Nexstar Digital LLC and the stations that Mission acquired from Shield and Tamer were part of the Obligor Group as of the earliest period presented.

Summarized Balance Sheet Information (in thousands) – Summarized balance sheet information as of December 31 of the Obligor Group is as follows:

	2020	2019
Current assets - external	$1,205,580	$1,347,456
Current assets - due from consolidated entities outside of Obligor Group	35,572	45,952
Total current assets	$1,241,152	$1,393,408
Noncurrent assets - external(1)	10,676,397	10,971,539
Noncurrent assets - due from consolidated entities outside of Obligor Group	53,292	40,761
Total noncurrent assets	$10,729,689	$11,012,300
Total current liabilities	$727,557	$942,832
Total noncurrent liabilities	$10,123,544	$10,973,364
Noncontrolling interests	$6,951	$7,186

(1)

Excludes Nexstar Inc.’s equity investments of $1.334 billion and $1.477 billion as of December 31, 2020 and 2019, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due 2028 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 7 to our Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in thousands):

Year Ended
December 31, 2020
Net revenue - external	$4,486,469
Net revenue - from consolidated entities outside of Obligor Group	17,198
Total net revenue	4,503,667
Costs and expenses - external	3,104,595
Costs and expenses - to consolidated entities outside of Obligor Group	19,493
Total costs and expenses	3,124,088
Income from operations	$1,379,579
Net income	$741,244
Net income attributable to Obligor Group	$741,244
Income on equity method investments	$70,154

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

Mission and the other consolidated VIEs are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (1) local service agreements we have with the stations they own, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all but three of these VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2021 and 2028. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $8.8 billion, or 65.9%, of our total assets as of December 31, 2020. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements, developed technology, brand value, and customer relationships arising from acquisitions.

The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and other.

The estimated fair value of an FCC license acquired in a business combination is calculated using a discounted cash flow model referred to as the Greenfield Method. The Greenfield Method attempts to isolate the income that is attributable to the license alone. This approach is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks an affiliation with a network (commonly known as an independent station), lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method assumes annual cash flows over a projection period model. Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) market long-term revenue growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate.

The assumptions used in estimating the fair value of a network affiliation agreement acquired in a business combination are similar to those used in the valuation of an FCC license. The Greenfield Method is also utilized in this valuation except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium based on the programming of a network affiliate relative to an independent station. This approach would result in an estimated fair value of the collective FCC license and a network affiliation agreement.

Goodwill represents the excess of the purchase price of a business over the fair value of net assets acquired.

For purposes of goodwill impairment tests, the Company has one aggregated television stations reporting unit, because of the stations’ similar economic characteristics, one cable network reporting unit and one digital business reporting unit. The Company’s impairment review for FCC licenses is performed at the television station market level.

We test our goodwill and FCC licenses in our fourth quarter each year, or whenever events or changes in circumstances indicate that such assets might be impaired. We first assess the qualitative factors to determine the likelihood of our goodwill and FCC licenses being impaired. Our qualitative impairment test includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than its respective carrying amount, no further testing will be required. Otherwise, we will apply the quantitative impairment test method.

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

In the fourth quarter of 2020, using the qualitative impairment test, the Company performed its annual impairment test on goodwill attributable to its aggregated television stations and concluded that it was more likely than not that the fair value would sufficiently exceed the carrying amount. As of December 31, 2020, the digital reporting unit’s goodwill is attributable to BestReviews, a consumer product recommendations company we acquired on December 29, 2020.

As of December 31, 2020, our cable network reporting unit’s goodwill balance was $400.0 million, representing approximately 13% of the consolidated carrying amount. We acquired this business in September 2019 through our merger with Tribune. In September 2020, our cable network launched NewsNation, a national news program during prime time and currently expanding to provide news programs in other day parts. In the fourth quarter of 2020, management completed a quantitative impairment test of its cable network reporting unit goodwill. The results of this impairment test indicated that the reporting unit fair value exceeded the carrying amount by approximately 70%, and therefore no goodwill impairment was identified. The quantitative impairment test was performed using a combination of an income approach, which employs a discounted cash flow model, and market approaches, which considers earnings multiples of comparable publicly traded businesses and recent market transactions. In estimating the fair value using the income approach, the discounted cash flow model assuming an asset purchase was utilized. This method uses asset tax bases at fair value and results to a higher depreciation and amortization, lower income taxes on cash flows and ultimately increases the estimated fair value of the reporting unit. The significant assumptions in estimating fair value included: (i) annual revenue growth rates, (ii) operating profit margins, (iii) discount rate, (iv) selection of comparable public companies and related implied EBITDA multiples in such company’s estimated enterprise values; (v) selection of comparable recent observable transactions for similar assets and the related implied EBITDA multiple; (vi) selection of recent comparable observable transactions for similar assets and the related implied value per subscriber.

In the fourth quarter of 2020, the Company also performed its annual impairment test on FCC licenses for each station market using the qualitative impairment test. Except for nine station markets that indicated unfavorable trends, the Company concluded that it was more likely than not that their fair values have exceeded the respective carrying amounts. For the station markets that indicated unfavorable trends, management extended its procedures and performed a quantitative impairment test. As of December 31, 2020, the FCC licenses of these stations had a total balance of $172.8 million, representing approximately 6% of the consolidated carrying amount. Our quantitative impairment test of these assets indicated that each of their estimated fair values (Greenfield Method) exceeded the respective carrying amounts and no such individual FCC license had carrying values that were material. Thus, no impairment was recorded.

We also performed quantitative and qualitative tests to determine whether our finite-lived assets are recoverable. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use of these assets, we determined that the carrying amounts are recoverable as of December 31, 2020. No other events or circumstances were noted in 2020 that would indicate impairment.

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

Due to the continued impact of COVID-19 pandemic subsequent to December 31, 2020, the Company will actively monitor and evaluate its indefinite-lived intangible assets, long-lived assets and goodwill to determine if an impairment triggering event will occur in future periods. Any further adverse impact of COVID-19 or the general market conditions on the Company’s operating results could reasonably be expected to negatively impact the fair value of the Company’s indefinite-lived intangible assets and its reporting units as well as the recoverability of its long-lived assets and may result in future impairment charges which could be material.

Valuation of Investments

We account for investments in which we own at least 20% of an investee’s voting securities or we have significant influence over an investee under the equity method of accounting. We record equity method investments at cost. For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment.

We evaluate our equity method investments for other-than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In each of the quarters of 2020, we evaluated our equity method investments for other-than-temporary impairment (“OTTI”) due to the events and circumstances surrounding the COVID-19 pandemic. Based on the results of the review, we determined that no impairments existed that required further assessment. We may experience future declines in the fair value of our equity method investments, and we may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and financial statement disclosures of the investees as well as the general market conditions. We will continue to evaluate our equity method investments in future periods to determine if an OTTI has occurred.

Broadcast Rights Carrying Amount

We record cash broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of cash broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Periodically, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our cash broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2020, the carrying amounts of our current cash broadcast rights were $50.2 million and our non-current cash broadcast rights were $57.2 million.

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

As of December 31, 2020, the effective discount rates used for determining pension benefit obligations range from 2.15% to 2.29%. During 2020, the assumptions utilized in determining net periodic benefit credit on our pension plans were (i) 5.45% to 5.75% expected rate of return on plan assets and (ii) 3.08% effective discount rates. As of and for the year ended December 31, 2020, our pension plans’ benefit obligations and related net period benefit credit was $2.553 billion and $45.9 million, respectively. As of December 31, 2020, a 1% change in the discount rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Projected impact on net periodic benefit credit	$13,162	$(16,094)
Projected impact on pension benefit obligations	(240,557)	277,856

For additional information on our pension and OPEB, see Note 11 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Distribution Revenue

We earn revenues from local cable providers, DBS services and other MVPDs and OVDs for the retransmission of our broadcasts and the carriage of WGN America. These revenues are generally earned based on a price per subscriber of the distributor within the retransmission or the carriage area. The distributors report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the reports, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each distributor. Adjustments associated with the resolution of such estimates have, historically, been inconsequential.

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

The term loan borrowings under the Company’s senior credit facilities bear interest at rates ranging from 1.89% to 2.89% as of December 31, 2020, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, ranging from 1.89% to 2.39% at December 31, 2020. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from the December 31, 2020 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by $46.3 million, based on the outstanding balance of its credit facilities as of December 31, 2020. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $23.2 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $6.7 million. Our 5.625% Notes due 2027 and 4.75% Notes due 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2020, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s Chairman and Chief Executive Officer and its President, Chief Operating Officer and Chief Financial Officer concluded that as of December 31, 2020, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its Chairman and Chief Executive Officer and its President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period as of the end of the period covered by this report, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Nexstar has not experienced any significant impact to its internal controls over financial reporting related to the COVID-19 pandemic. Nexstar is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020 as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors” and “Delinquent Section 16(a) Report” which information is incorporated herein by reference.

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

Information required by this Item 12 will be set forth in the Proxy Statement under the headings “Beneficial Ownership of Nexstar Common Stock” and “Compensation of Named Executive Officers,” which information is incorporated herein by reference.

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

4.3	Form of 5.675% Senior Note due 2027 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).
4.4

First Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A. as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 20, 2019).

4.5

Second Supplemental Indenture, dated as of November 22, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A. as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 22, 2019).

4.6

Indenture, dated as of September 25, 2020, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 25, 2020).

4.7	Form of 4.750% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 25, 2020).
4.8	Description of the Registrant's Securities registered under Section 12 of the Securities Exchange Act of 1934.*
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

10.3

Amendment, dated as of November 15, 2019, to Stock Option Agreement, dated as of November 29, 2011, by and between Mission Broadcasting, Inc., Dennis Thatcher, Nancie J. Smith, and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.87 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.4

Amendment, dated as of November 30, 2020, to Stock Option Agreement, dated as of November 29, 2011, as amended November 15, 2019, by and between Mission Broadcasting, Inc., Dennis Thatcher, Nancie J. Smith, and Nexstar Broadcasting, Inc.*

10.5

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Group, Inc., as a holding company, Nexstar Broadcasting, Inc., as the borrower, Bank of America, N.A., as the administrative agent, the collateral agent, a letter of credit issuer and a swing line lender and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

10.6

Amendment No. 1, dated as of July 19, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 25, 2017).

10.7

Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 1, 2018).

10.8

Amendment No. 3, dated as of September 19, 2019, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 20, 2019).

10.9

Amendment No. 4, dated as of September 3, 2020, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 9, 2020).

10.10

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

10.13

Amendment No. 3, dated as of September 3, 2020, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 9, 2020).

10.14

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

10.16

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

10.18

Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2007).

10.19

Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 31, 2009).

10.20

Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 17, 2012).

10.21

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on February 5, 2015).

10.22

Amendment to Executive Employment Agreement, dated as of January 15, 2019 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 22, 2019).

10.23

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2009).

10.24

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 1, 2014).

10.25

Amendment to Executive Employment Agreement, dated as of January 9, 2017, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 13, 2017).

10.26

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

10.30

Executive Employment Agreement, dated as of September 25, 2020, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 1, 2020).

10.31

Nexstar Media Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2012).

10.32

Nexstar Media Group, Inc. 2015 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 24, 2015).

10.33

Nexstar Media Group, Inc. 2019 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 26, 2019).

10.34

Nexstar Media Group, Inc.’s Restricted Stock Unit Agreement Form (Incorporated by reference to Exhibit 10.88 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

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

NEXSTAR MEDIA GROUP, INC.
By:	/s/ PERRY A. SOOK
Perry A. Sook
Chairman and Chief Executive Officer
By:	/s/ THOMAS E. CARTER
Thomas E. Carter
President, Chief Operating Officer and Chief Financial Officer

Dated: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2021.

Name	Title
/s/ PERRY A. SOOK	Chairman and Chief Executive Officer
Perry A. Sook	(Principal Executive Officer)
/s/ THOMAS E. CARTER	President, Chief Operating Officer and Chief Financial Officer
Thomas E. Carter	(Principal Financial and Accounting Officer)
/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong
/s/ BERNADETTE AULESTIA	Director
Bernadette Aulestia

/s/ DENNIS J. FITZSIMONS	Director
Dennis J. FitzSimons
/s/ JAY M. GROSSMAN	Director
Jay M. Grossman
/s/ C. THOMAS MCMILLEN	Director
C. Thomas McMillen
/s/ LISBETH MCNABB	Director
Lisbeth McNabb
/s/ DENNIS A. MILLER	Director
Dennis A. Miller
/s/ JOHN R. MUSE	Director
John R. Muse
/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur

NEXSTAR MEDIA GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexstar Media Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Cable Network Reporting Unit

As described in Note 5 to the consolidated financial statements, the Company’s goodwill balance was $2,984 million as of December 31, 2020, and the goodwill associated with the cable network reporting unit was $400 million. Management conducts an impairment test annually in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. In the fourth quarter of 2020, management completed a quantitative impairment test of its cable network reporting unit goodwill. The results of this impairment test indicated that the reporting unit fair value exceeded the carrying amount by approximately 70%, and therefore no goodwill impairment was identified. Fair value was estimated using a combination of income and market approaches. The significant assumptions utilized by management in estimating the fair value of the cable network reporting unit included, among others, selection of comparable public companies and related implied EBITDA multiples in such company’s estimated enterprise values; selection of comparable recent observable transactions for similar assets and the related implied EBITDA multiple, and selection of recent comparable observable transactions for similar assets and the related implied value per subscriber.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the cable network reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the selection of comparable public companies and related implied EBITDA multiples in such company’s estimated enterprise values, selection of comparable recent observable transactions for similar assets and the related implied EBITDA multiple, and selection of recent comparable observable transactions for similar assets and the related implied value per subscriber; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the cable network reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the utilization of a combination of income and market approaches; (iii) testing the completeness and accuracy of underlying data used in the market approach; (iv) evaluating the reasonableness of the significant assumptions used by management related to the selection of comparable public companies and related implied EBITDA multiples in such company’s estimated enterprise values, selection of comparable recent observable transactions for similar assets and the related implied EBITDA multiple, and selection of recent comparable observable transactions for similar assets and the related implied value per subscriber. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method and the aforementioned significant assumptions.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas March 1, 2021

We have served as the Company’s auditor since 1997.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$152,701	$232,070
Restricted cash and cash equivalents	16,608	16,608
Accounts receivable, net of allowance for doubtful accounts of $34,922 and $17,205, respectively	904,801	883,921
Spectrum asset	-	67,171
Prepaid expenses and other current assets	135,872	151,997
Total current assets	1,209,982	1,351,767
Property and equipment, net	1,604,881	1,290,428
Goodwill	2,984,008	2,996,875
FCC licenses	2,909,704	2,921,465
Network affiliation agreements, net	2,250,283	2,532,266
Other intangible assets, net	688,918	727,354
Assets held for sale	4,524	240,524
Investments	1,333,778	1,477,353
Other noncurrent assets, net	418,198	451,705
Total assets(1)	$13,404,276	$13,989,737
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$21,429	$109,310
Accounts payable	218,418	157,366
Broadcast rights payable	105,557	120,165
Accrued expenses	307,192	422,511
Liability to surrender spectrum asset	-	77,962
Other current liabilities	78,292	60,243
Total current liabilities	730,888	947,557
Debt	7,646,574	8,383,278
Deferred tax liabilities	1,674,008	1,710,664
Other noncurrent liabilities	815,930	894,745
Total liabilities(1)	10,867,400	11,936,244
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2020 and December 31, 2019	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 43,256,828 shares outstanding as of December 31, 2020 and 47,291,463 shares issued, 45,749,788 shares outstanding as of December 31, 2019	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of December 31, 2020 and December 31, 2019	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2020 and December 31, 2019	-	-
Additional paid-in capital	1,362,510	1,353,729
Accumulated other comprehensive income	34,510	19,850
Retained earnings	1,488,031	778,833
Treasury stock - at cost; 4,034,635 and 1,541,675 shares as of December 31, 2020 and December 31, 2019, respectively	(367,132)	(121,388)
Total Nexstar Media Group, Inc. stockholders’ equity	2,518,392	2,031,497
Noncontrolling interests	18,484	21,996
Total stockholders' equity	2,536,876	2,053,493
Total liabilities and stockholders’ equity	$13,404,276	$13,989,737

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)

The consolidated total assets as of December 31, 2020 and 2019 include certain assets held by consolidated VIEs of $323.2 million and $261.8 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2020 and 2019 include certain liabilities of consolidated VIEs of $142.6 million and $61.7 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share information)

	Years Ended December 31,
	2020	2019	2018
Net revenue	$4,501,269	$3,039,324	$2,766,696
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	1,720,520	1,348,632	1,117,917
Selling, general and administrative expenses, excluding depreciation and amortization	912,057	729,981	579,933
Amortization of broadcast rights	137,490	85,018	61,342
Amortization of intangible assets	279,710	200,317	149,406
Depreciation	147,688	123,375	109,789
Reimbursement from the FCC related to station repack	(57,261)	(70,356)	(29,381)
Goodwill and intangible assets impairment	-	63,317	19,911
Gain on disposal of stations, net	(7,473)	(96,091)	-
Change in the fair value of contingent consideration attributable to a merger	3,933	-	-
Gain on relinquishment of spectrum	(10,791)	-	-
Total operating expenses	3,125,873	2,384,193	2,008,917
Income from operations	1,375,396	655,131	757,779
Income (loss) on equity investments, net	70,154	17,925	(2,436)
Interest expense, net	(335,303)	(304,350)	(220,994)
Loss on extinguishment of debt	(50,745)	(10,301)	(12,120)
Pension and other postretirement plans credit, net	46,010	15,600	10,755
Other expenses, net	(944)	(684)	(39)
Income before income taxes	1,104,568	373,321	532,945
Income tax expense	(296,508)	(137,026)	(144,680)
Net income	808,060	236,295	388,265
Net (income) loss attributable to noncontrolling interests	3,381	(6,036)	1,212
Net income attributable to Nexstar Media Group, Inc.	$811,441	$230,259	$389,477

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$18.06	$5.01	$8.52
Diluted	$17.37	$4.80	$8.21

Weighted average number of common shares outstanding:
Basic	44,921	45,986	45,718
Diluted	46,720	47,923	47,412

Net income	$808,060	$236,295	$388,265
Other comprehensive income (loss):
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax (expense) benefit of ($5,007) in 2020, ($11,723) in 2019, and $7,147 in 2018	14,611	34,166	(20,456)
Total comprehensive income	822,671	270,461	367,809
Total comprehensive (income) loss attributable to noncontrolling interests	3,381	(6,036)	1,212
Total comprehensive income attributable to Nexstar Media Group, Inc.	$826,052	$264,425	$369,021

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2020

(in thousands, except for share and per share information)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	interests	Equity
Balances as of December 31, 2017	47,291,463	$473	$1,342,541	$299,523	$6,140	(1,325,049)	$(78,063)	$10,696	$1,581,310
Purchase of treasury stock	-	-	-	-	-	(751,920)	(50,524)	-	(50,524)
Stock-based compensation expense	-	-	31,260	-	-	-	-	-	31,260
Vesting of restricted stock units and exercise of stock options	-	-	(21,870)	-	-	411,752	22,902	-	1,032
Common stock dividends declared ($1.50 per share)	-	-	-	(68,629)	-	-	-	-	(68,629)
Consolidation of variable interest entities	-	-	-	-	-	-	-	6,500	6,500
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	226	226
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	(20,456)	-	-	-	(20,456)
Net income (loss)	-	-	-	389,477	-	-	-	(1,212)	388,265
Balances as of December 31, 2018	47,291,463	473	1,351,931	620,371	(14,316)	(1,665,217)	(105,685)	16,210	1,868,984
Purchase of treasury stock	-	-	-	-	-	(439,743)	(45,115)	-	(45,115)
Stock-based compensation expense	-	-	38,620	-	-	-	-	-	38,620
Vesting of restricted stock units and exercise of stock options	-	-	(36,822)	-	-	563,285	29,412	-	(7,410)
Dividends declared on common stock ($1.80 per share)	-	-	-	(82,823)	-	-	-	-	(82,823)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Noncontrolling interest from a business combination	-	-	-	-	-	-	-	6,201	6,201
Deconsolidation of a variable interest entity	-	-	-	11,026	-	-	-	-	11,026
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	49	49
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	34,166	-	-	-	34,166
Net income	-	-	-	230,259	-	-	-	6,036	236,295
Balances as of December 31, 2019	47,291,463	473	1,353,729	778,833	19,850	(1,541,675)	(121,388)	21,996	2,053,493
Purchase of treasury stock	-	-	-	-	-	(3,085,745)	(281,897)	-	(281,897)
Stock-based compensation expense	-	-	48,274	-	-	-	-	-	48,274
Vesting of restricted stock units and exercise of stock options	-	-	(38,113)	-	-	592,785	36,153	-	(1,960)
Dividends declared on common stock ($2.24 per share)	-	-		(101,038)	-	-	-	-	(101,038)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	804	804
Change in reporting entity resulting from common control transactions (Note 3)	-	-	-	935	-	-	-	(935)	-
Payments resulting from common control transactions (Note 3)	-	-	-	(2,131)	-	-	-	-	(2,131)
Disposal of an entity	-	-	(1,380)	(9)	49	-	-	-	(1,340)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	14,611	-	-	-	14,611
Net income (loss)	-	-	-	811,441	-	-	-	(3,381)	808,060
Balances as of December 31, 2020	47,291,463	$473	$1,362,510	$1,488,031	$34,510	(4,034,635)	$(367,132)	$18,484	$2,536,876

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$808,060	$236,295	$388,265
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	279,710	200,317	149,406
Amortization of broadcast rights	137,490	85,018	61,342
Depreciation of property and equipment	147,688	123,375	109,789
Goodwill and intangible assets impairment	-	63,317	19,911
Stock-based compensation expense	48,274	38,620	31,260
Provision for bad debt	30,046	12,972	10,707
Amortization of debt financing costs, debt discounts and premium	17,228	11,577	9,765
Loss on extinguishment of debt	50,745	10,301	12,120
Loss on asset disposal, net	4,777	3,985	5,793
Deferred income taxes	(43,640)	(4,545)	12,403
Gain on relinquishment of spectrum	(10,791)	-	-
Gain on disposal of stations and entities, net	(7,473)	(96,091)	-
Change in the estimated fair value of contingent consideration attributable to a merger	3,933	-	-
Spectrum repack reimbursements	(57,261)	(70,356)	(29,381)
Payments for broadcast rights	(193,586)	(100,630)	(61,979)
(Income) loss on equity investments, net	(70,154)	(17,925)	2,436
Distribution from equity investments - return on capital	223,682	15,256	-
Other operating activities, net	(2,402)	53	(2,432)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(16,055)	2,176	30,874
Prepaid expenses and other current assets	4,960	9,344	97
Other noncurrent assets	13,615	(5,250)	(834)
Accounts payable	53,666	49,903	16,520
Accrued expenses and other current liabilities	(83,745)	40,540	(53,708)
Income tax payable	(11,271)	(172,669)	41,635
Other noncurrent liabilities	(73,326)	(18,116)	(17,122)
Net cash provided by operating activities	1,254,170	417,467	736,867
Cash flows from investing activities:
Purchases of property and equipment	(217,038)	(197,511)	(106,246)
Payments for acquisitions, net of cash acquired	(386,381)	(5,881,179)	(103,976)
Proceeds from sale of stations and entities	362,803	1,352,958	-
Proceeds from resolution of acquired contingency	98,000	-	-
Spectrum repack reimbursements from the FCC	57,261	70,356	29,381
Investment in a loan receivable	49,014	(48,876)	-
Proceeds from disposals of property and equipment	2,644	4,451	4,344
Acquisition of investments in equity securities	(7,000)	-	-
Distribution from an equity investment - return of capital	-	2,205	-
Deconsolidation of the cash of Marshall	-	(5,011)	-
Other investing activities, net	947	452	983
Net cash used in investing activities	(39,750)	(4,702,155)	(175,514)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt discounts	1,327,000	5,523,481	251,387
Repayments of long-term debt	(2,184,146)	(902,217)	(653,011)
Premium paid on debt extinguishment	(25,317)	(10,094)	-
Payments for debt financing costs	(10,745)	(72,052)	(1,056)
Purchase of treasury stock	(281,897)	(45,115)	(50,524)
Common stock dividends paid	(101,038)	(82,823)	(68,629)
Payments for finance lease and capitalized software obligations	(14,547)	(9,175)	(8,847)
Cash paid for shares withheld for taxes	(6,784)	(9,813)	(4,938)
Proceeds from exercise of stock options	4,824	2,403	5,970
Purchase of noncontrolling interests	(1,943)	(6,393)	(2,468)
Other financing activities, net	804	49	226
Net cash provided by (used in) financing activities	(1,293,789)	4,388,251	(531,890)
Net increase (decrease) in cash, cash equivalents and restricted cash	(79,369)	103,563	29,463
Cash, cash equivalents and restricted cash at beginning of period	248,678	145,115	115,652
Cash, cash equivalents and restricted cash at end of period	$169,309	$248,678	$145,115
Supplemental information:
Interest paid	$324,347	$250,663	$218,746
Income taxes paid, net of refunds	$351,715	$315,051	$90,717
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7,041	$25,705	$19,364
Noncash purchases of property and equipment	$20,342	$-	$565
Right-of-use assets obtained in exchange for operating lease obligations(1)	$30,977	$125,496	$-
Consolidation of variable interest entities	$-	$-	$6,500
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$77,962	$52,002	$314,086

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)	Amounts for the year ended December 31, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

Nexstar Media Group, Inc., a Delaware corporation, together with its wholly owned subsidiaries (“Nexstar”, “we”, “our”, “ours”, and “us”), is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services. As of December 31, 2020, we owned, operated, programmed or provided sales and other services to 198 full power television stations, including those owned by consolidated variable interest entities (“VIEs”), and one AM radio station in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of December 31, 2020, the stations reached approximately 39% of all U.S. television households (applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, Nexstar provided sales, programming, and other services to 37 full power television stations owned by independent third parties. Nexstar also owns WGN America, a national general entertainment cable network and the home of our national newscast “NewsNation,” digital multicast network services, various digital products, services and content, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”), and a portfolio of real estate assets.

On October 1, 2020, Nexstar Broadcasting, Inc., a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Inc. In connection with this change, effective on November 1, 2020, Nexstar merged its two primary operating subsidiaries, Nexstar Inc. and Nexstar Digital, LLC, with Nexstar Inc. surviving the merger as the single operating subsidiary of Nexstar. Accordingly, the broadcasting, network and digital businesses are now operating under the Nexstar Inc. umbrella.

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

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by Coronavirus Disease 2019 (“COVID-19”). In December 2019, COVID-19 was reported and has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency with respect to COVID-19. COVID-19 has created and may continue to cause significant uncertainty in the United States’ economy and the financial markets, which may reduce demand for the Company’s advertising, retransmission of its television stations’ signals, carriage of its networks and digital products, services and content, negatively impact the productivity of its workforce, reduce its access to capital, and harm its business and results of operations.

The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. This was followed by a significant improvement in the Company’s financial results through December 31, 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses, which has had a favorable impact to the macroeconomic environment and to the Company’s revenue. The current year results were also higher than prior year primarily due to an increase in revenue from political advertising and contributions from the acquisition of Tribune Media Company (“Tribune”) in September 2019. Overall, the Company remained profitable in 2020 and the disruptions from COVID-19 did not have a material impact on its liquidity. As of December 31, 2020, the Company’s unrestricted cash on hand amounted to $152.7 million, a decrease from the December 31, 2019 level of $232.1 million, as Nexstar allocated resources toward acquisition of businesses and leverage reduction, including debt prepayments, repurchases of its Class A common stock and dividends to stockholders. As of December 31, 2020, the Company had a positive working capital of $479.1 million, an increase from the December 31, 2019 level of $404.2 million. As of December 31, 2020, the Company was also in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $92.7 million and $3.0 million under the respective amended Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023.

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

Consolidated VIEs

Nexstar consolidates entities in which it is deemed under accounting principles generally accepted in the United States (“U.S. GAAP”) to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 9), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of each of these VIEs’ stations, exclusive of stations KMSS, KPEJ and KLJB, subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2020 with its consolidated VIEs:

Owner	Service Agreements	Full Power Stations
Mission Broadcasting, Inc. ("Mission")	TBA Only SSA & JSA SSA Only	WFXP, KHMT, KFQX and WPIX KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, WVNY, WXXA and WLAJ KMSS, KPEJ, KLJB, KWBQ, KASY and KRWB
White Knight Broadcasting (“White Knight”)	SSA & JSA	WVLA, KFXK and KSHV
Vaughan Media, LLC (“Vaughan”)	SSA & JSA	WBDT, WYTV and KTKA
WNAC, LLC	LMA Only	WNAC
54 Broadcasting, Inc. (“54 Broadcasting”)	LMA Only	KNVA

Nexstar’s ability to receive cash from Mission and the other consolidated VIEs is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, Mission and the other consolidated VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations.

In December 2014, Nexstar met the criteria for a controlling financial interest in Marshall Broadcasting Group, Inc. (“Marshall”) as a result of JSAs and SSAs Nexstar had with the three television stations previously owned by Marshall, Nexstar’s previous guarantee of the obligations incurred under Marshall’s previous senior secured credit facility and Nexstar’s previous power over activities affecting Marshall’s significant economic performance. Thus, beginning on December 1, 2014, Nexstar consolidated Marshall and the stations that it formerly owned ̶ KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market ̶ into Nexstar’s Consolidated Financial Statements.

In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. On December 6, 2019, the bankruptcy court ordered the cancellation of certain executory contracts between Nexstar and Marshall, including the JSAs. As a result of Marshall’s filing for bankruptcy protection, the cancellation of the JSAs and the bankruptcy court taking control of Marshall’s significant financial affairs, Nexstar determined that it no longer had the power to direct the most significant economic activities of the entity and thus no longer met the accounting criteria for a controlling financial interest in Marshall. Therefore, in accordance with the applicable accounting standards, Nexstar deconsolidated Marshall’s assets, liabilities and equity effective in December 2019. The deconsolidation resulted in no gain or loss, but the operating results and cash flows of Marshall for the years ended December 31, 2019 and 2018 were included in the accompanying Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows, respectively.

On September 1, 2020, Mission acquired the assets of stations KMSS, KPEJ and KLJB from Marshall. The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million was funded by Mission’s cash on hand. Upon closing of the acquisition, the SSAs between Nexstar and Marshall and the debt agreement between Mission and Marshall were terminated; thus, Nexstar no longer holds a variable interest in Marshall. On September 1, 2020, Mission entered into new SSAs with Nexstar for its acquired stations.

On November 16, 2020, Mission acquired the assets of television stations KASY, KWBQ and KRWB from Tamer Media, LLC (“Tamer”) and assumed the existing SSA between Tamer and Nexstar for the stations. On November 23, 2020, Mission acquired the assets of television stations WXXA and WLAJ from Shield Media, LLC (“Shield”) and assumed the existing JSAs and SSAs between Shield and Nexstar for the stations. On December 30, 2020, Mission acquired the assets of television station WPIX from The E.W. Scripps Company (“Scripps”). Concurrent with the acquisition, Mission entered into a TBA with Nexstar for WPIX.

As described above, Nexstar has controlling financial interests in Mission and its television stations for financial reporting purposes. As such, Nexstar has consolidated Mission’s recently acquired stations KMSS, KPEJ and KLJB beginning on September 1, 2020 and station WPIX beginning on December 30, 2020 into Nexstar’s financial statements. The assets and liabilities of these stations were measured at their estimated fair values upon consolidation.

With respect to television stations KASY, KWBQ, KRWB, WXXA and WLAJ, Nexstar became the primary beneficiary of these stations under their previous owners and has consolidated them into Nexstar’s financial statements since January 2017. Upon Mission’s acquisition of these stations in November 2020, Nexstar continued to be the primary beneficiary and maintained its controlling financial interests in these stations for financial reporting purposes. As Nexstar is the primary beneficiary of both Mission and stations KASY, KWBQ, KRWB, WXXA and WLAJ, Mission’s purchases of these stations were deemed to be common control transactions and a change in the reporting entity of Mission. As common control transactions, Mission recorded the net assets acquired at historical book values, rather than at estimated fair values. For financial reporting purposes, Nexstar continued to consolidate the stations at their historical book values and for all periods presented in the accompanying Consolidated Financial Statements. The assets, liabilities, equity, operating results and cash flows of the stations have also been included as if they were owned and operated by Mission as of the earliest period presented. Mission is a guarantor of Nexstar’s debt. The previous owners of the stations, Tamer and Shield, were non-guarantors of any debt within the Nexstar group.

For additional information on Mission’s recent acquisitions, see Note 3.

As of December 31, the carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Consolidated Balance Sheets were as follows (in thousands):

	2020	2019
Current assets:
Cash and cash equivalents	$9,066	$12,944
Accounts receivable, net	19,800	17,995
Prepaid expenses and other current assets	6,726	1,921
Total current assets	35,592	32,860
Property and equipment, net	61,938	42,308
Goodwill	153,704	135,634
FCC licenses	204,720	138,482
Network affiliation agreements, net	93,466	66,679
Other intangible assets, net	748	513
Other noncurrent assets, net	78,580	12,749
Total assets	$628,748	$429,225

Current liabilities:
Current portion of debt	$-	$3,433
Interest payable	495	834
Other current liabilities	30,335	19,653
Total current liabilities	30,830	23,920
Debt	327,000	241,190
Deferred tax liabilities	29,433	22,505
Other noncurrent liabilities	82,821	19,507
Total liabilities	$470,084	$307,122

The increases in assets and liabilities of consolidated VIEs were primarily due to Mission’s acquisition of television stations KMSS, KPEJ and KLJB from Marshall on September 1, 2020 and Mission’s acquisition of television station WPIX from Scripps on December 30, 2020. Mission’s acquisitions of stations KASY, KWBQ, KRWB, WXXA and WLAJ did not change the consolidated VIEs’ assets and liabilities.

As of December 31, the following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	2020	2019(1)
Current assets	$4,402	$4,311
Property and equipment, net	16,137	15,655
Goodwill	63,795	63,795
FCC licenses	204,720	138,482
Network affiliation agreements, net	31,571	34,666
Other intangible assets, net	-	11
Other noncurrent assets, net	2,568	4,923
Total assets	$323,193	$261,843

Current liabilities	$30,335	$19,653
Noncurrent liabilities	112,254	42,012
Total liabilities	$142,589	$61,665

(1)

As discussed in more detail above, in November 2020, Mission acquired television stations previously owned by Shield and Tamer. Prior to Mission’s acquisition, these stations were non-guarantors of Nexstar’s debt and certain of their assets were previously not available to settle the debt obligations of Nexstar. Mission’s purchases of these stations were deemed to be common control transactions and a change in reporting entity of Mission, which requires a presentation of the stations’ assets and liabilities as if they were owned by Mission and guarantors of Nexstar’s debt as of the earliest period presented. As such, the total assets, excluding FCC licenses, that were not available to settle the obligations of Nexstar as of December 31, 2019 decreased by $70.7 million, to conform with the current year presentation. There were no changes in the total liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar as of December 31, 2019.

Mission’s acquisitions of KMSS, KPEJ, KLJB and WPIX in 2020 increased the FCC licenses that are not available to settle the obligations of Nexstar, and also increased the liabilities of consolidated VIEs for which their creditors do not have recourse to the general credit of Nexstar. The increase in noncurrent liabilities was primarily attributable to operating lease liabilities assumed in connection with the acquisition of WPIX.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include, but are not limited to, those relating to allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, pension and postretirement obligations, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of December 31, 2020, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are not available for general corporate use and primarily consist of restricted cash and cash equivalents held by the Company to satisfy the remaining claim obligations pursuant to Tribune’s emergence from bankruptcy in 2012 (see Note 17). At December 31, 2020, restricted cash and cash equivalents held by the Company to satisfy such obligations totaled $16.6 million.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to its customers for advertising broadcast on its stations or placed on its websites, for retransmission consent or network carriage by cable or satellite operators, and for digital publishing and content management, digital video advertising, social media advertising and related services. Trade receivables normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management periodically evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce the receivable amount to an amount estimated to be collectable.

As discussed in the “Recent Accounting Pronouncements” section below, the Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” effective on January 1, 2020. ASU 2016-13 significantly changed the impairment model for most financial assets and certain other instruments, including accounts receivable. ASU 2016-13 requires immediate recognition of estimated credit losses expected to occur which will generally result in earlier recognition of allowances for credit losses on financial assets and certain other instruments. The Company’s adoption of this standard did not have a material impact on its Consolidated Financial Statements and related disclosures and no cumulative-effect adjustment to retained earnings was required.

In connection with the Company’s estimate of allowance for doubtful accounts, due to the expected loss from future payments as a result of economic uncertainty arising from (i) the negative effects which the COVID-19 pandemic has had on the United States economy and financial markets, and (ii) other economic factors, the Company increased the allowance for doubtful accounts on its accounts receivable to $34.9 million as of December 31, 2020. During the year ended December 31, 2020, the Company recorded bad debt expense of $30.0 million, including the write-off of uncollectible amounts due from Marshall of $13.1 million (in other noncurrent assets). Marshall is an entity for which Nexstar had a variable interest (see Note 2).

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

Revenue Recognition

The Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all related amendments effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606.

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

Advertising Revenues—The Company generates revenue by delivering advertising on the Company’s television stations, cable network, digital multicast network services and radio station. The advertising contracts are short-term in nature and include a number of spots that are delivered over the term of the arrangement. For broadcast of commercials (local and national advertising, or core advertising, and political advertising), the performance obligation is identified at the contract level as it represents a promise to deliver an agreed number of spots, an agreed price per spot and other specifications. Each performance obligation is satisfied over time as the advertiser receives and consumes benefits when its commercial is aired. For station digital advertising, the performance obligation is a station’s promise to place an advertisement on its website and is satisfied either based on impressions or the placement of ads over an agreed period of time. Advertising revenue is recognized, for the amount the Company is entitled to receive, when the advertisements are broadcast or delivered on the stations’ websites.

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

Other Digital Revenues—Revenue from the Company’s other digital businesses includes revenue from video and display advertising platforms that are delivered locally or nationally through our own and various third party websites and mobile applications, a recently acquired consumer product reviews platform, and other digital media solutions to media publishers and advertisers. Revenue is recognized at the time advertising is delivered or upon performance of services. The Company applies the right to invoice practical expedient to certain transactions where the invoice amount corresponds directly with the value to its customers. Most of the arrangements with customers are short-term in nature.

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

Assets Held for Sale

The Company considers assets to be held for sale when management commits to a formal plan to actively market the assets for sale at a price reasonable in relation to fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset and the transfer is expected to be completed within one year and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the carrying value of the asset at the lower of its carrying value or its estimated fair value, less costs to sell. In accordance with generally accepted accounting principles, assets held for sale are not depreciated or amortized. See Note 6 for additional information.

Investments

The Company accounts for investments in which it owns at least 20% of an investee’s voting securities or has significant influence over an investee under the equity method of accounting. The Company records equity method investments at cost. For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment. The amounts initially recognized are subsequently adjusted for the Company’s appropriate share of the net earnings or losses of the investee. The Company records any investee losses up to the carrying amount of the investment plus any advances and loans made to the investee, and any financial guarantees made on behalf of the investee. The Company recognizes its share in earnings and losses of the investee as “Income (loss) in equity investments, net” in the Consolidated Statements of Operations and Comprehensive Income. Investments are also increased by contributions made to and decreased by distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. The Company evaluates equity method investments for other-than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2020, 2019 and 2018, the Company did not identify any impairments on its investments. See Note 7 for additional information.

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

Leases

Effective on January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) and all related amendments issued by the FASB. ASC 842 requires the recording of right-of-use (“ROU”) assets and liabilities arising from operating leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ROU asset represents the Company’s right to use the underlying asset during the lease term, and lease liability represents its obligation to make lease payments arising from the lease. The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 using the optional transition method. The Company also elected to use the transition relief package of practical expedients but did not elect to use the land easements and use of hindsight practical expedients in determining a lease term at the adoption date. The Company also did not apply the lease accounting recognition requirements to leases with a term of one year or less. The most significant impact of this adoption was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases did not change. Upon adoption on January 1, 2019, the Company recognized operating lease ROU assets on its Consolidated Balance Sheet of $112.8 million, inclusive of the present value of remaining future operating lease payments of $98.9 million and reclassifications of certain operating lease related assets and liabilities under the Company’s historical accounting policy prior to the adoption of ASC 842 such as favorable (unfavorable) lease intangible assets, deferred rent, short-term and long-term prepaid expenses and other accruals. The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019. Financial information for reporting periods beginning after January 1, 2019 is presented under ASC 842, while comparative financial information was not adjusted and continues to be reported in accordance with the Company’s historical accounting policy for lease contracts prior to the adoption of ASC 842.

After transition to ASC 842, the Company determines if a contract is an operating lease or a finance lease at inception for which a ROU asset and a lease liability is recognized. At the commencement date of the lease, ROU assets and lease liabilities are both measured and recorded at present value of the future lease payments over the lease term. The lease payments exclude any executory costs as they are not significant. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. ROU assets and lease liabilities arising from operating leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities in the accompanying Consolidated Balance Sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In rare circumstances, the Company may enter into finance leases for specific equipment or real estate used in its operations, in which the lease term is for the major part of the remaining economic life of the underlying asset or the present value of the lease payments equals or exceeds substantially all of the estimated fair value of the underlying asset. The Company records its finance leases within property and equipment, other current liabilities and other noncurrent liabilities on the accompanying Consolidated Balance Sheets.

See Note 10 for additional disclosures on leases as of December 31, 2020.

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

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that purchase prices, including any contingent consideration, are measured at acquisition date fair values. These purchase prices are allocated to the assets acquired and liabilities assumed at estimated fair values at the date of acquisition using various valuation techniques, including the income approach, such as discounted projected cash flows, the cost approach and other.

The estimated fair value of an FCC license acquired in a business combination is calculated using a discounted projected cash flow model referred to as the Greenfield Method. The Greenfield Method attempts to isolate the income that is attributable to the license alone. This approach is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks an affiliation with a network (commonly known as an independent station), lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method assumes annual cash flows over a projection period model. Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) market long-term growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate.

The assumptions used in estimating the fair value of a network affiliation agreement acquired in a business combination are similar to those used in the valuation of an FCC license. The Greenfield Method is also utilized in the valuation of network affiliation agreements except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium based on the programming of a network affiliate relative to an independent station.  This approach would result in an estimated fair value of the collective FCC license and a network affiliation agreement. The excess of the estimated fair value in this model over the estimated value of an FCC license of an independent station under the Greenfield Method represents the estimated fair value of a network affiliation agreement.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. During the measurement period, which may be up to one year from the acquisition date of a business, the Company records adjustments related to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

Determining the fair value of reporting units and FCC licenses requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Consolidated Financial Statements. In addition to the various inputs (e.g. revenue growth, operating profit margins, capital expenditures, discount rates) used to calculate the fair value of reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to its total market capitalization and by comparing the fair values of its reporting units to recent market television station sale transactions.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. Debt financing costs related to term loans and senior unsecured notes are combined with debt discounts and presented as a direct deduction from the carrying amount of debt. Debt financing costs related to revolving credit facilities are included in other noncurrent assets.

Comprehensive Income

The Company’s comprehensive income consists of net income and unrecognized actuarial gains and losses on its pension and postretirement liabilities, net of income tax adjustments.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $14.9 million, $8.9 million and $8.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which the majority was recognized in trade expense.

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

Stock-Based Compensation

Nexstar maintains stock-based employee and non-employee compensation plans which are described more fully in Note 14. The Company calculates the grant-date fair value of employee and non-employee stock options using the Black-Scholes model. The fair values of time-based and performance-based restricted stock units are based on the number of shares awarded and market price of the stock on the date of award. These amounts are recognized into selling, general and administrative expense over the vesting period of the options and the time-based restricted stock units, and for performance-based restricted stock units, when it is probable that the performance conditions will be achieved. The excess or shortage of tax deductions over the compensation cost of stock-based payments is recognized as income tax benefit or income tax expense, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission, White Knight and 54 Broadcasting file their own separate federal income tax returns. Vaughan and WNAC, LLC are disregarded entities for tax purposes and do not incur tax within the consolidated financial statements.

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

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Weighted average shares outstanding - basic	44,921	45,986	45,718
Dilutive effect of equity incentive plan instruments	1,799	1,937	1,694
Weighted average shares outstanding - diluted	46,720	47,923	47,412

 The Company has outstanding stock options and restricted stock units to acquire 122,000, 8,000 and 21,000 weighted average shares of common stock for the years ended December 31, 2020, 2019 and 2018, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In August 2020, the SEC issued final rules 33-10825 and 34-89670 “Modernization of Regulation S-K Items 101, 103, and 105,” which amend the disclosure requirements in Item 101, Description of Business; Item 103, Legal Proceedings; and Item 105, Risk Factors of Regulation S-K. Consistent with the SEC’s ongoing efforts to modernize Regulation S-K disclosure requirements, the amendments aim to improve the readability of disclosures, reduce repetition, and eliminate immaterial information. Amendments to disclosure requirements include changes to the description of business and risk factors to a principles-based approach, providing more flexibility to tailor disclosures, while disclosure amendments to legal proceedings continue to reflect the current, more prescriptive approach. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after November 9, 2020. The Company has reflected the changes throughout this Annual Report on Form 10-K.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. The Company adopted this guidance concurrent with its adoption of ASU 2016-13 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures and no cumulative-effect adjustment was required.

In March 2019, the FASB issued ASU 2019-02, “Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350).” The standard requires production costs of episodic television series to be capitalized as incurred, which aligns the guidance with the accounting for production costs of films. The guidance also provides that capitalized costs associated with films and license agreements will be tested for impairment based on the lower of unamortized cost or fair value, as opposed to the existing guidance where the impairment test is based on estimated net realizable value, and also includes additional disclosure requirements. The standard should be applied prospectively. The Company will adopt this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Annual Report on Form 10-K.

In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.” The standard provides guidance for determining whether a decision-making fee is a variable interest and requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which removes, modifies and adds to the disclosure requirements on fair value measurements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20),” which removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The standards are effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The updated standard should be applied on a retrospective basis. The Company early adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires measurement and recognition of expected credit losses for financial assets held. The Company adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosure and no cumulative-effect adjustment was required.

New Accounting Standards Not Yet Adopted

On November 19, 2020, the SEC issued Final Rule Release 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” (“SEC Rule 33-10890”), which amends certain sections of Regulation S-K to modernize, simplify, and enhance Management’s Discussion and Analysis (“MD&A”), streamline supplementary financial information and eliminate the requirement to provide certain selected financial data. Key changes include: (i) enhancement and clarification of the disclosure requirements for liquidity and capital resources; (ii) elimination of five years of Selected Financial Data; (iii) replacement of the current requirement for two years of quarterly tabular disclosure only when there are material retrospective changes; (iv) codification of prior SEC guidance on critical accounting estimates; (v) elimination of tabular disclosure of contractual obligations; and (vi) confirming amendments for foreign private issuers. SEC Rule 33-10890 is effective on February 10, 2021. Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021. Registrants may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide disclosure responsive to an amended item in its entirety. The Company is currently assessing the potential impacts the adoption of SEC Rule 33-10890 may have on its Annual Report on Form 10-K and Quarterly Report on Form 10-Q upon its adoption in 2021.

On May 21, 2020, the SEC issued Final Rule Release No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses to improve the financial information provided to investors, facilitate more timely access to capital, and reduce the complexity and costs to prepare disclosure. SEC Rule 33-10786, among other things, (i) amends the tests used to determine significance and expands the use of proforma financial information; (ii) revises the proforma information requirements; (iii) reduces the maximum number of years for which financial statements under Regulation S-X are required to two years; (iv) permits abbreviated financial statements for certain acquisitions; (v) modifies the disclosure requirements relating to the aggregate effect of acquisitions for which financial statements are not required; and (vi) conforms the significance threshold and tests on both disposed and acquired businesses. The amendments are effective January 1, 2021, but early compliance is permitted. The Company will adopt this SEC Rule 33-10876 effective January 1, 2021 but determined there was no material impact on its Consolidated Financial Statements and disclosures relating to the acquisitions presented in its Annual Report on Form 10-K and Quarterly Report on Form 10-Q upon its adoption.

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently assessing the potential impacts the adoption of ASU 2020-04 may have on its Consolidated Financial Statements upon its adoption.

In January 2020, FASB issued ASU 2020-01, “Investments—Equity securities (Topic 321)” (“ASU 2020-01”), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in ASU 2020-01 are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements upon its adoption effective January 1, 2021.

In December 2019, the FASB issued ASU 2019-12, “Income taxes (Topic 740)—Simplifying the accounting for income taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its Consolidated Financial Statements upon its adoption effective January 1, 2021.

Note 3:  Acquisitions and Dispositions

2020 Nexstar Acquisitions

BestReviews Acquisition

On December 29, 2020, Nexstar acquired 100% of the membership interests in BestReviews LLC (“BestReviews”) from Tribune Publishing Company, LLC and BR Holding Company, Inc. for $169.9 million in cash, funded by cash on hand. BestReviews engages in the business of testing, researching and reviewing consumer products. The acquisition of BestReviews diversifies Nexstar’s digital portfolio while presenting the Company with new revenue channels by leveraging its media content, national reach, and consumer digital usage across multiple platforms.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Assets acquired
Cash	$738
Accounts receivable, net	18,043
Prepaid expenses and other current assets	67
Other intangible assets	46,066
Goodwill	109,734
Total assets acquired	174,648
Less: Accounts payable	(4,679)
Accrued expenses and other current liabilities	(111)
Total Purchase Price	$169,858

The fair value assigned to goodwill is attributable to future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including access to BestReviews’ subscriber base and non-contractual relationships and expected future cost and revenue synergies. The entire amount of the purchase price allocated to intangible assets and goodwill is deductible for tax purposes. Other intangible assets are amortized over an estimated weighted average useful life of 5 years.

The transaction costs related to this acquisition and the results of operations of BestReviews from the acquisition date to December 31, 2020 were not material.

Other 2020 Nexstar Acquisitions

On September 17, 2020, Nexstar acquired WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair for $18.0 million in cash, funded by cash on hand. This acquisition allowed Nexstar’s entry into this market. Based on the preliminary purchase price allocation, the provisional fair values of identifiable net assets acquired were $39.4 million which led to a bargain purchase gain of $21.4 million. The bargain purchase gain was recognized as a result of Sinclair’s motivation to sell the station to Nexstar as part of a resolution to settle a lawsuit between Tribune and Sinclair on January 27, 2020 (see Note 17 for additional information with respect to this litigation resolution). Because the lawsuit between Tribune and Sinclair existed before Nexstar’s acquisition of Tribune on September 19, 2019, the bargain purchase gain, net of tax effects, was recorded as a measurement period adjustment to the Tribune acquisition and reduced goodwill. See “Merger with Tribune” below for additional information.

On March 2, 2020, Nexstar acquired the Fox affiliate television station WJZY and the MNTV affiliate television station WMYT in the Charlotte, NC market from Fox Television Stations, LLC (“Fox”), a Delaware limited liability company, for $45.3 million in cash. This acquisition allowed Nexstar’s entry into this market. Simultaneous with this acquisition, Nexstar sold certain of its television stations to Fox as described in more detail in “2020 Nexstar Dispositions” below.

On January 27, 2020, Nexstar acquired from Sinclair certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $17.9 million in cash funded by cash on hand.

Subject to final determination, which is expected to occur within twelve months of the acquisition dates, the provisional fair values of the assets acquired and liabilities assumed associated with the Other 2020 Nexstar Acquisitions are as follows (in thousands):

Assets acquired
Prepaid expenses and other current assets	$5,499
Property and equipment	21,030
FCC licenses	26,309
Network affiliation agreements	45,058
Goodwill	4,340
Other intangible assets	5,669
Other noncurrent assets	1,345
Total assets acquired	109,250
Less: Broadcast rights payable	(5,190)
Accrued expenses and other current liabilities	(234)
Operating lease liabilities	(1,250)
Bargain purchase gain	(21,407)
Total Purchase Price	$81,169

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses attributable to stations KGBT, WJZY/WMYT and WDKY are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 10 years.

The combined net revenue of $78.0 million and operating income of $34.0 million from the respective stations’ acquisition dates to December 31, 2020 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. The transaction costs related to these acquisitions from the acquisition date to December 31, 2020 were not material.

2020 Mission Acquisitions

On December 30, 2020, Mission acquired the CW affiliate station WPIX in the New York, NY market from Scripps. Mission funded the purchase price of $85.1 million in cash through a combination of borrowing from its revolving credit facility (see Note 9) and cash on hand. Upon Mission’s acquisition of WPIX, it entered into a TBA with Nexstar. Mission also granted Nexstar an option to purchase WPIX from Mission, subject to FCC consent. These transactions allowed the Company’s entry into this market.

On September 1, 2020, Mission acquired television stations KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market from Marshall. The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million in cash was funded by cash on hand. On September 1, 2020, Mission entered into new SSAs with Nexstar for the stations. These transactions allowed Mission’s entry into these markets.

Subject to final determination, which is expected to occur within twelve months of the acquisition dates, the provisional fair values of the assets acquired and liabilities assumed associated with Mission’s acquisitions of WPIX, KMSS, KPEJ and KLJB are as follows (in thousands):

Assets acquired
Cash	$2,199
Accounts receivable, net	3,918
Prepaid expenses and other current assets	5,257
Property and equipment	19,620
FCC licenses	66,238
Network affiliation agreements	33,644
Goodwill	18,071
Other intangible assets	442
Other noncurrent assets	68,736
Total assets acquired	218,125
Less: Broadcast rights payable	(7,725)
Accrued expenses and other current liabilities	(5,086)
Other noncurrent liabilities	(67,024)
Total Purchase Price	$138,290

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses attributable to stations KMSS, KPEJ, KLJB and WPIX are deductible for tax purposes. Intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 2 years. The other noncurrent assets acquired, and the other noncurrent liabilities assumed primarily relates to operating right-of-use assets and lease liabilities associated with Mission’s acquisition of WPIX.

The combined net revenue of $11.9 million and operating income of $2.6 million from the stations’ acquisition dates to December 31, 2020 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. Transaction costs related to these acquisitions, including legal and professional fees, were $7.8 million during the year ended December 31, 2020. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.

On November 16, 2020, Mission acquired KASY, KWBQ and KRWB from Tamer for $1.8 million in cash, funded through a combination of Mission’s borrowing from its revolving credit facility (see Note 9) and cash on hand. KASY (an MNTV affiliate), KWBQ (a CW affiliate) and KRWB (a CW affiliate) are full power television stations serving the Albuquerque, New Mexico market. Effective on November 16, 2020, Mission assumed the existing SSA between Tamer and Nexstar for the stations.  Mission also granted Nexstar an option to purchase the stations from Mission, subject to FCC consent. Mission’s purchase of these stations allowed its entry into this market.

On November 23, 2020, Mission acquired WXXA, the Fox affiliate in the Albany, NY market, and WLAJ, the ABC affiliate in the Lansing, MI market, from Shield (“Shield Stations”) for $20.8 million in cash, primarily representing Mission’s full repayment of the stations’ outstanding term loans. Mission funded this acquisition through a combination of borrowing from its revolving credit facility (see Note 9) and cash on hand. Effective on November 23, 2020, Mission assumed the existing JSAs and SSAs between Shield and Nexstar for the stations. Mission also granted Nexstar options to purchase the stations from Mission, subject to FCC consent. Mission’s purchase of these stations allowed its entry into these markets.

As Nexstar is the primary beneficiary of both Mission and stations KASY, KWBQ, KRWB, WXXA and WLAJ, Mission’s purchases of these stations were deemed as common control transactions in accordance with the FASB ASC 805-50, “Business Combinations—Common Control Transactions” and a change in reporting entity of Mission. As common control transactions, Mission recorded the net assets acquired at historical book values, rather than at estimated fair values. The excess of purchase price over carrying values of net assets were accounted for as a reduction to retained earnings. For financial reporting purposes, Nexstar continued to consolidate stations KASY, KWBQ, KRWB, WXXA and WLAJ at their historical book values and for all periods presented in the accompanying Consolidated Financial Statements. The assets, liabilities, equity, operating results and cash flows of the stations have also been presented as if they were owned and operated by Mission, a guarantor of Nexstar’s debt, as of the earliest period presented (see Note 2). The previous owners of the stations, Tamer and Shield, were non-guarantors of any debt within the Nexstar group. In accordance with the change in reporting entity, Mission’s repayment of WXXA’s and WLAJ’s outstanding term loans in November 2020 were included in the caption “Repayments of long-term debt” under financing activities in the accompanying Consolidated Statements of Cash Flows, as if Mission was the debtor of such loans as of the earliest period presented.

2020 Nexstar Dispositions

On March 2, 2020, Nexstar completed the sale of Fox affiliate television station KCPQ and the MNTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. Nexstar recognized a $4.7 million net gain on disposal of these stations. The proceeds from the sale of the stations were partially used to prepay a portion of Nexstar’s term loans (see Note 9).

On January 14, 2020, Nexstar sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale). Nexstar recognized a $2.4 million gain on disposal of this business.

The net gain that resulted from the divestitures of stations and other business was recorded in the Gain on disposal of stations and entities, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

2019 Acquisitions and Dispositions

Merger with Tribune

On September 19, 2019 (the “Closing Date”), Tribune, a Delaware corporation, became a wholly owned subsidiary of Nexstar as a result of the merger of Titan Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Nexstar (“Merger Sub”), with and into Tribune (the “Merger”). The Merger was effected pursuant to a merger agreement by and among Nexstar, Merger Sub and Tribune. The Merger created the nation’s largest pure-play local broadcast television and digital company, with national coverage and reach to approximately 39% of U.S. television households (applying the FCC’s UHF discount). As a result of the Merger, Nexstar acquired 31 full power stations and one AM radio station in 23 markets (net of divestitures of 13 Tribune full power television stations in 11 markets). Nexstar also acquired WGN America, a national general entertainment cable network, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets. The full power television stations and the radio station acquired by Nexstar as a result of the Merger, net of divestitures, are as follows:

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

Substantially concurrently with the Merger, Nexstar also completed the previously announced sale of the assets of 21 full power television stations in 16 markets to TEGNA, Inc., E.W. Scripps Company and Circle City Broadcasting I, Inc. The total consideration of these divestitures was approximately $1.36 billion (inclusive of working capital adjustments). These divestitures were previously agreed upon by Nexstar and Tribune to comply with the FCC’s local television ownership rule and the FCC’s national ownership cap and to facilitate Department of Justice (“DOJ”) approval of the Merger. Eight of the divested television stations were previously owned by Nexstar and were sold for an estimated $358.6 million in cash, including working capital adjustments (the “Nexstar Divestitures”). Nexstar recognized a $105.9 million gain on the Nexstar Divestitures. The other 13 television stations, which were previously owned or operated by Tribune, were sold for an estimated $1.008 billion in cash, including working capital adjustments (the “Tribune Divestitures”). Nexstar recognized a $9.8 million loss on disposal on the Tribune Divestitures, representing selling costs incurred with their disposition. The net gain that resulted from the Nexstar Divestitures and the Tribune Divestitures was recorded in the Gain on disposal of stations, net in the Consolidated Statements of Operations and Comprehensive Income.

The cash consideration, the repayment of then-existing indebtedness of Tribune and the related fees and expenses were funded through a combination of proceeds from station divestitures, proceeds from the $1.120 billion 5.625% senior unsecured notes due 2027 (“5.625% Notes due 2027”) (see Note 9), Term Loan A and Term Loan B borrowings at the Closing Date and cash on hand of Nexstar and Tribune.

The fair values of the assets acquired, liabilities assumed, and noncontrolling interests (net of the effects of the Tribune Divestitures) are as follows (in thousands):

Purchase Price
Assets acquired	Allocation (1)
Cash and cash equivalents	$1,289,251
Restricted cash and cash equivalents	16,609
Accounts receivable, net	366,820
Prepaid expenses and other current assets	230,197
Property and equipment	511,255
Goodwill	894,346
FCC licenses	1,249,286
Network affiliation agreements	1,303,858
Other intangible assets	742,114
Equity investments	1,460,440
Assets held for sale	239,750
Other noncurrent assets	276,099
Total assets acquired	8,580,025

Liabilities assumed
Accounts payable	(41,233)
Accrued expenses and other current liabilities	(358,632)
Income taxes payable	(154,029)
Deferred tax liabilities	(1,078,987)
Other noncurrent liabilities	(761,649)
Total liabilities assumed	(2,394,530)
Noncontrolling interests	(6,201)
Net assets acquired and consolidated	$6,179,294

(1)	The purchase price allocation includes the effects of measurement period adjustments recorded in the fourth quarter of 2019 and in fiscal year 2020 as further discussed below.

The purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.

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

In 2020, Nexstar recorded additional measurement period adjustments, including (i) a $124.1 million increase in other current assets, (ii) a decrease in goodwill of $96.6 million, (iii) a decrease in accrued expenses and other current liabilities of $5.0 million, (iv) an increase in income tax payable of $27.4 million, and (v) an increase in deferred tax liabilities of $3.0 million. These measurement period adjustments were primarily attributable to Nexstar’s settlement with Sinclair, dated January 27, 2020, to resolve a lawsuit between Tribune and Sinclair. The consummation of the terms of the settlement agreement in 2020 resulted in the recognition of other current assets that Nexstar acquired from its merger with Tribune. Nexstar realized these acquired other current assets upon receiving a cash consideration of $98.0 million from Sinclair on January 27, 2020 and completing its acquisition of television station WDKY from Sinclair at a bargain purchase price on September 17, 2020 resulting in a $21.4 million bargain purchase gain (see “Other 2020 Nexstar Acquisitions” above). The cash consideration received from Sinclair and gain on bargain purchase of WDKY resulted in an income tax payable and deferred tax liabilities of $25.0 million and $5.5 million, respectively. Both the cash consideration received and the gain on bargain purchase of WDKY from Sinclair, less tax effects, were accounted for as a reduction to the goodwill attributable to the Tribune acquisition of $89.0 million. The measurement period adjustments recognized in 2020 had no significant impact on the Company’s Consolidated Statements of Operations and Comprehensive Income in the current year and prior year.

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

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $3.4 million, $54.5 million and $2.5 million, were expensed as incurred during the years ended December 31, 2020, 2019 and 2018, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.

2018 Acquisitions

LKQD

On January 16, 2018, Nexstar Digital LLC, a wholly-owned subsidiary of Nexstar, acquired the outstanding equity of Likqid Media, Inc. (“LKQD”), a video advertising infrastructure company, for $97.0 million in cash, funded by a combination of borrowings under Nexstar’s revolving credit facility and cash on hand.

LKQD’s net revenue of $34.2 million and operating income of $12.9 million from the date of acquisition to December 31, 2018 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. Transaction costs relating to these acquisitions were not significant during the year ended December 31, 2018.

Other 2018 Acquisitions

During the year ended December 31, 2018, Nexstar acquired or consolidated certain assets related to five television stations in three markets. The total purchase price for these stations was $27.0 million in cash, of which $20.7 million was paid in 2018 as investing activities. The remaining $6.4 million was paid in 2019 to acquire the noncontrolling interest as a financing activity.

The stations’ net revenue of $7.6 million and operating income of $4.6 million in 2018 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. Transaction costs relating to these acquisitions were not significant during the year ended December 31, 2018.

Unaudited Pro Forma Information

Other than the Tribune acquisition and related divestitures completed in 2019, the acquisitions and dispositions during 2020, 2019, and 2018 are not significant for financial reporting purposes, both individually and in aggregate. Therefore, pro forma financial information has not been provided.

The following unaudited pro forma financial information has been presented for the periods indicated as if Nexstar’s acquisition of Tribune and the related divestitures had occurred on January 1, 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Net revenue	$4,023,138	$4,266,475
Income before income taxes	429,784	656,864
Net income	300,711	502,694
Net income attributable to Nexstar	295,061	503,947

The unaudited pro forma financial information combined the historical results of operations, adjusted for business combination accounting effects including transaction costs, the station divestitures, the net gain on disposal of stations previously owned by Nexstar, the depreciation and amortization charges from acquired intangible assets, the interest on new debt and the related tax effects.

The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Tribune had taken place on January 1, 2018 because the pro forma results do not reflect expected synergies.

Future Acquisitions

On August 7, 2020, Nexstar assigned to Mission its option to purchase the assets of WNAC, the Fox affiliated full power television station serving the Providence, Rhode Island market, from WNAC, LLC. On the same date, Mission entered into an Assignment and Assumption Agreement with Nexstar and notified WNAC, LLC of its exercise of the option. The purchase price is equal to a base purchase price, plus an escalation amount per day from the date of the option agreement until the completion of the acquisition, minus a credit for an outstanding loan (all defined in the option agreement). Mission expects to fund this acquisition through new borrowing that is to be guaranteed by Nexstar. The proposed acquisition has received FCC approval and Mission expects it to close in the first quarter of 2021. Nexstar currently provides services to WNAC under an LMA (see Note 2) which it intends to continue with Mission upon its completion of the acquisition. Nexstar also intends to enter into an option agreement to purchase WNAC from Mission.

Note 4:  Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2020	2019
Buildings and improvements	39	$361,075	$354,046
Land	N/A	539,008	305,067
Leasehold improvements	term of lease	67,376	57,301
Studio and transmission equipment	5-15	922,948	691,216
Computer equipment	3-5	152,861	121,190
Furniture and fixtures	7	25,946	24,563
Vehicles	5	54,318	48,980
Construction in progress	N/A	100,573	187,229
		2,224,105	1,789,592
Less: accumulated depreciation and amortization		(619,224)	(499,164)
Property and equipment, net		$1,604,881	$1,290,428

The increase in property and equipment primarily relates to the reclassification of land previously classified as assets held for sale (see Note 6), buildout of NewsNation studios, current year business acquisitions (see Note 3), spectrum repack projects and routine purchases of property and equipment, less disposals.

Note 5:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2020			2019
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125,320	$(875,037)	$2,250,283	$3,223,906	$(691,640)	$2,532,266
Other definite-lived intangible assets	1-20	1,012,797	(323,879)	688,918	961,350	(233,996)	727,354
Other intangible assets		$4,138,117	$(1,198,916)	$2,939,201	$4,185,256	$(925,636)	$3,259,620

The decrease in gross network affiliation agreements primarily relates to current year station divestitures of $177.3 million, partially offset by current year acquisitions of $78.7 million. The increase in gross other definite-lived intangible assets was primarily due to current year acquisitions (see Note 3).

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2020 (in thousands):

2021	$282,053
2022	277,786
2023	275,019
2024	273,426
2025	269,367
Thereafter	1,561,550
$2,939,201

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2019	$3,129,169	$(132,294)	$2,996,875	$2,968,875	$(47,410)	$2,921,465
Current year acquisitions (See Note 3)	132,144	-	132,144	92,547	-	92,547
Current year divestitures (See Note 3)	(48,429)	-	(48,429)	(104,308)	-	(104,308)
Measurement period adjustments related to Nexstar and Tribune merger (See Note 3)	(96,582)	-	(96,582)	-	-	-
Balances as of December 31, 2020	$3,116,302	$(132,294)	$2,984,008	$2,957,114	$(47,410)	$2,909,704

As discussed in Note 2, the Company has one aggregated television stations reporting unit, one cable network reporting unit and one digital reporting unit for purposes of annual goodwill impairment review as of December 31, 2020. The Company’s annual impairment review of FCC licenses is performed at the station market level. Management conducts an impairment test annually in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill or FCC licenses might be impaired.

In the fourth quarter of 2019, using the qualitative impairment test, the Company performed its annual impairment tests on goodwill attributable to its aggregated television stations and the FCC licenses of each station market and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts. The Company’s cable reporting unit was acquired in September 2019 through the Merger (see Note 3). As of December 31, 2019, the digital reporting unit had no remaining goodwill.

In each of the four quarters of 2020, the Company evaluated the changes in facts and circumstances and general market declines resulting from the COVID-19 pandemic, including their impact on its current operating results and whether an impairment triggering event had occurred on its indefinite-lived intangible assets, long-lived assets (including finite-lived intangible assets) and reporting units with goodwill. Based on the results of the evaluation, the Company concluded that, as of December 31, 2020, no impairment triggering events had occurred on these assets mainly because as of this date, the Company’s market capitalization exceeded the carrying amount of its equity by a substantial amount and the Company generated overall positive cash flows from operations. Despite the adverse effects of COVID-19 on the Company’s financial results, mostly in the first part of the second quarter of 2020, there were significant improvements in the Company’s financial results through December 31, 2020 as certain areas throughout the United States permitted the re-opening of non-essential businesses, which has had a favorable impact to the macroeconomic environment and to the Company’s revenue. The current year results were also higher than prior year primarily due to an increase in revenue from political advertising and contributions from the acquisition of Tribune in September 2019. Overall, the Company remained profitable in 2020. There were also no material changes in its customer mix, including advertisers, multichannel video programming distributors and online video distributors. In electing its approach for annual impairment tests, whether qualitative or quantitative, the Company considered various factors, including the assumptions utilized on the valuation of reporting units at acquisition and the potential impact of COVID-19 on those assumptions, historical results and prospects of its businesses, its market capitalization and other market conditions.

In the fourth quarter of 2020, using the qualitative impairment test, the Company performed its annual impairment test on goodwill attributable to its aggregated television stations and concluded that it was more likely than not that the fair value would sufficiently exceed the carrying amount. As of December 31, 2020, the digital reporting unit’s goodwill is attributable to BestReviews, a consumer product recommendations company, which was acquired by Nexstar on December 29, 2020 (see Note 3).

As of December 31, 2020, the cable network reporting unit’s goodwill had a balance of $400.0 million, representing approximately 13% of the consolidated carrying amount. Nexstar acquired this business in September 2019 through its merger with Tribune. In September 2020, Nexstar’s cable network launched NewsNation, a national news program during prime time and currently expanding to provide news programs in other day parts. In the fourth quarter of 2020, management completed a quantitative impairment test of its cable network reporting unit goodwill. The results of this impairment test indicated that the reporting unit fair value exceeded the carrying amount by approximately 70%, and therefore no goodwill impairment was identified. Fair value was estimated using a combination of an income approach, which employs a discounted cash flow model, and market approaches, which considers earnings multiples of comparable publicly traded businesses and recent market transactions. In estimating the fair value using the income approach, the discounted cash flow model assuming an asset purchase was utilized. This method uses asset tax bases at fair value and results to a higher depreciation and amortization, lower income taxes on cash flows and ultimately increases the estimated fair value of the reporting unit. The significant assumptions in estimating fair value included: (i) annual revenue growth rates, (ii) operating profit margins, (iii) discount rate, (iv) selection of comparable public companies and related implied EBITDA multiples in such company’s estimated enterprise values; (v) selection of comparable recent observable transactions for similar assets and the related implied EBITDA multiple; (vi) selection of recent comparable observable transactions for similar assets and the related implied value per subscriber.

In the fourth quarter of 2020, the Company also performed its annual impairment test on FCC licenses for each station market using the qualitative impairment test. Except for nine station markets that indicated unfavorable trends, the Company concluded that it was more likely than not that their fair values have exceeded the respective carrying amounts. For the station markets that indicated unfavorable trends, management extended its procedures and performed a quantitative impairment test. As of December 31, 2020, the FCC licenses of these stations had a total balance of $172.8 million, representing approximately 6% of the consolidated carrying amount. The Company’s quantitative impairment test of these assets indicated that each of their estimated fair values (Greenfield Method) exceeded the respective carrying amounts and no such individual FCC license had carrying values that were material. Thus, no impairment was recorded.

The Company also performed qualitative tests to determine whether its finite-lived assets are recoverable. Based on the estimate of undiscounted future pre-tax cash flows expected to result from the use of these assets, the Company determined that the carrying amounts are recoverable as of December 31, 2020. No other events or circumstances were noted in 2020 that would indicate impairment.

The Company’s quantitative goodwill impairment tests are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows and market trends. If the assumptions used in its analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. The Company cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets.

Due to the continued impact of COVID-19 pandemic subsequent to December 31, 2020, the Company will actively monitor and evaluate its indefinite-lived intangible assets, long-lived assets and goodwill to determine if an impairment triggering event will occur in future periods. Any further adverse impact of COVID-19 or the general market conditions on the Company’s operating results could reasonably be expected to negatively impact the fair value of the Company’s indefinite-lived intangible assets and its reporting units as well as the recoverability of its long-lived assets and may result in future impairment charges which could be material.

Note 6:  Assets Held for Sale

Assets held for sale in the Company’s Consolidated Balance Sheets as of December 31 consisted of the following (in thousands):

	2020	2019
Real estate	$4,524	$240,524

In January 2020, management deferred its planned disposition of certain non-depreciable real estate property located in Chicago with a carrying amount of $236.0 million which it acquired in September 2019. In December 2019, the asset was previously classified as held for sale. The property’s sales process has been delayed due to economic changes that have resulted in a lack of creditable offers acceptable to the Company. Because the property is land with no limited useful life, management believes that, as of December 31, 2020, its fair value exceeded the carrying value and there was no impairment. As it is not probable to sell the property within one year, it no longer meets the criteria of classifying as held for sale. Thus, the Company reclassified this asset from held for sale to property and equipment (held and used) in the accompanying Consolidated Balance Sheets as of December 31, 2020. The reclassification of the land property did not impact the Company’s results of operations during the year ended December 31, 2020.

Note 7:  Investments

Investments in the Company’s Consolidated Balance Sheets as of December 31 consisted of the following (in thousands):

	2020	2019
Equity method investments	$1,321,715	$1,471,866
Other equity investments	12,063	5,487
Total investments	$1,333,778	$1,477,353

Equity Method Investments

The Company’s equity method investments primarily included Nexstar’s investment in TV Food Network, in which Nexstar has an ownership stake of 31.3%. Nexstar acquired its investment in TV Food Network through the Merger (see Note 3). Nexstar’s partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership. As of December 31, 2020 and 2019, Nexstar’s investment in TV Food Network had a book value of $1.302 billion and $1.452 billion, respectively. The Company received cash distributions from TV Food Network totaling $223.3 million and $14.8 million in 2020 and 2019, respectively.

TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems.

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2022. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances. In the event of a liquidation, Nexstar would be entitled to its proportionate share of distributions to partners which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network.

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805 “Business Combinations.” Additionally, the Company measured its estimated share of the basis difference attributable to investees’ goodwill. As a result of its acquired investment in TV Food Network on September 19, 2019 through the Merger, Nexstar estimated a total of $853.2 million for its share of the basis difference attributable to the investees’ amortizable intangible assets. Nexstar also estimated $500.4 million for its share of the basis difference attributable to the investees’ goodwill.

The Company amortizes its share of the basis differences attributable to tangible assets and intangible long-lived assets of investees, including TV Food Network, and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2020, the Company’s remaining share of basis difference related to equity method investments, including TV Food Network, totaled $667.6 million and has a weighted average remaining useful life of approximately 6 years.

Income on equity investments, net reported in the Company’s Consolidated Statements of Operations and Comprehensive Income consisted of the following (in thousands):

	2020	2019	2018
Income on equity investments, net, before amortization of basis difference	$217,913	$63,107	$(1,907)
Amortization of basis difference	(147,759)	(45,182)	(529)
Income on equity investments, net	$70,154	$17,925	$(2,436)

Summarized financial information for TV Food Network is as follows (in thousands):

	Year Ended	September 19, 2019 to
	December 31, 2020	December 31, 2019
Net revenue	$1,286,567	$369,014
Costs and expenses	591,590	163,657
Income from operations	694,977	205,357
Net income	704,016	208,487
Net income attributable to Nexstar Media Group, Inc.	220,315	65,244

	December 31, 2020	December 31, 2019
Current assets	$841,805	$845,151
Noncurrent assets	364,668	405,161
Current liabilities	114,172	138,749
Noncurrent liabilities	293	10,112

In each of the quarters of 2020, the Company evaluated its equity method investments for other-than-temporary impairment (“OTTI”) due to the events and circumstances surrounding the COVID-19 pandemic. Based on the results of the review, the Company determined that an impairment does not exist. The Company may experience future declines in the fair value of its equity method investments, and it may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and financial statement disclosures of the investees as well as the general market conditions. The Company will continue to evaluate its equity method investments in future periods to determine if an OTTI has occurred.

Other Equity Investments

Other equity investments are investments without readily determinable fair values. All of the Company’s other equity investments are ownership interests in private companies. These assets were recorded at cost, subject to periodic evaluation of the carrying values.

Note 8:  Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2020	2019
Compensation and related taxes	$104,133	$88,372
Interest payable	67,885	88,600
Network affiliation fees	34,948	62,901
Other	100,226	182,638
	$307,192	$422,511

Note 9:  Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2020	2019
Nexstar
Term Loan A, due October 26, 2023	$485,400	$788,070
Team Loan A, due September 19, 2024	625,850	675,000
Term Loan B, due January 17, 2024	874,992	1,138,580
Term Loan B, due September 18, 2026	2,644,315	3,065,000
5.625% Notes, paid in 2020	-	900,000
5.625% Notes, due July 15, 2027	1,785,000	1,785,000
4.75% Notes, due November 1, 2028	1,000,000	-
Mission
Revolving loans, due October 26, 2023	327,000	-
Term Loan B, paid in 2020	-	226,242
Shield
Term Loan A, paid in 2020	-	21,811
Total outstanding principal	7,742,557	8,599,703
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2023	(1,584)	(3,447)
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2024	(7,102)	(9,511)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2024	(12,136)	(20,489)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2026	(50,644)	(67,404)
Less: unamortized financing costs and discount - Nexstar 5.625% Notes paid in 2020	-	(9,955)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes due 2027	5,997	7,121
Less: unamortized financing costs and discount - Nexstar 4.75% Notes due 2028	(9,085)	-
Less: unamortized financing costs and discount - Mission Term Loan B paid in 2020	-	(3,177)
Less: unamortized financing costs and discount - Shield Term Loan A paid in 2020	-	(253)
Total outstanding debt	7,668,003	8,492,588
Less: current portion	(21,429)	(109,310)
Long-term debt, net of current portion	$7,646,574	$8,383,278

Nexstar Senior Secured Credit Facility

During the year ended December 31, 2020, Nexstar paid the following term loans, funded by cash on hand:

•	$278.7 million in prepayments of Term Loan A due 2023 and $23.9 million in scheduled maturities,
•	$24.6 million in prepayments of Term Loan A due 2024 and $24.5 million in scheduled maturities,
•	$263.6 million in prepayments of Term Loan B due 2024, and
•	$413.0 million in prepayments of Term Loan B due 2026 and $7.7 million in scheduled maturities.

The total prepayments of debt resulted in a total loss on extinguishment of debt of $14.3 million, representing the write-off of unamortized debt financing costs and debt discounts.

On September 3, 2020, Nexstar amended its senior secured credit facility. The amendment provided for an incremental senior secured revolving credit facility with an initial capacity of $30.0 million. The incremental revolving credit facility is in addition to the unused capacity under Nexstar’s existing revolving credit facility. On December 3, 2020, Nexstar reallocated $80.0 million from its existing revolving credit facility to Mission to fund Mission’s acquisition of WPIX (see Note 3).

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s amended credit agreement. Interest is payable periodically based on the type of interest rate selected. As of December 31, the interest rates were:

•	1.89% and 3.51% in 2020 and 2019, respectively, for Term Loan A due 2023,
•	1.89% and 3.51% in 2020 and 2019, respectively, for Term Loan A due 2024,
•	2.39% and 4.01% in 2020 and 2019, respectively, for Term Loan B due 2024, and
•	2.89% and 4.51% in 2020 and 2019, respectively, for Term Loan B due 2026.

Nexstar is also required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Mission Senior Secured Credit Facility

During the year ended December 31, 2020, Mission repaid scheduled maturities of $1.7 million under its Term Loan B.

On September 3, 2020, Mission amended its senior secured credit facility. The amendment provided for an incremental senior secured revolving credit facility with an initial capacity of $250.0 million. The amendment also made certain changes to the Mission credit agreement, including to permit the consummation of the acquisition of WPIX by Mission (see Note 3), and other future acquisitions by Mission as a general matter. The incremental revolving credit facility is in addition to the unused capacity under Mission’s existing revolving credit facility.

Following the establishment of the incremental revolving credit facility, Mission drew upon $225.0 million and used the proceeds to pay in full the remaining outstanding principal balance under Mission’s Term Loan B of $224.5 million. The prepayment of Mission’s Term Loan B resulted in a loss on extinguishment of debt of $2.7 million representing write-off of unamortized debt financing costs and discounts. On November 23, 2020, Mission borrowed $22.0 million from its incremental revolving credit facility to partially fund the acquisition of television stations from Shield (see Note 3). On December 3, 2020, Mission borrowed $80.0 million from its existing revolving credit facility after receiving a reallocation of available capacity from Nexstar for the same amount. On December 30, 2020, Mission used the proceeds of the loans to partially fund its acquisition of WPIX (see Note 3).

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured facility described above. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate on Mission’s revolving credit facility was 2.39% as of December 31, 2020. The interest rate of Mission’s Term Loan B was 4.01% as of December 31, 2019.

Shield Senior Secured Credit Facility

During the year ended December 31, 2020, Shield repaid $1.1 million in scheduled maturities of its Term Loan A.

On November 23, 2020, Mission repaid in full the outstanding principal balance of Shield’s Term Loan A amounting to $20.7 million in connection with Mission’s acquisition of stations from Shield (see Note 3).

4.75% Notes due 2028

On September 25, 2020, Nexstar completed the sale and issuance of $1.0 billion 4.75% senior unsecured notes due 2028 (“4.75% Notes due 2028”) at par. The 4.75% Notes due 2028 were issued under an indenture dated as of September 25, 2020 (“4.75% Notes due 2028 Indenture”). The net proceeds from the issuance of the 4.75% Notes due 2028 were used to redeem the $900.0 million 5.625% senior unsecured notes due 2024 (“5.625% Notes due 2024”) in full (discussed in more detail below).

In 2020, Nexstar recorded $9.3 million in legal, professional, and underwriting fees related to the issuance of the 4.75% Notes due 2028. These financing costs are being amortized using the effective interest method over the term of the debt.

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

Nexstar has the option to redeem all or a portion of the 4.75% Notes due 2028 at any time prior to November 1, 2023 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole premium as of the date of redemption. At any time prior to November 1, 2023, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price of 104.75%, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the net cash proceeds from certain equity offerings. At any time on or after November 1, 2023, Nexstar may redeem the 4.75% Notes due 2028, in whole or in part, at the redemption prices set forth in the 4.75% Notes due 2028 Indenture.

Upon the occurrence of a change in control (as defined in the 4.750% Notes due 2028 Indenture), each holder of the 4.75% Notes due 2028 may require Nexstar to repurchase all or a portion of the notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to, but excluding, the date of repurchase.

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

As of December 31, 2020, the total outstanding principal balance of the 5.625% Notes was $1.785 billion. The 5.625% Notes due 2027 will mature on July 15, 2027. Interest on the 5.625% Notes due 2027 is payable semiannually in arrears on January 15 and July 15 of each year. The 5.625% Notes due 2027 were issued pursuant to an indenture dated July 3, 2019 (the “5.625% Indenture due 2027”).

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

The indenture governing the 5.625% Notes due 2027 provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee or holders of at least 25% in principal amount of the then outstanding 5.625% Notes due 2027 may declare the principal of and accrued but unpaid interest, including additional interest, on all the 5.625% Notes due 2027 to be due and payable.

5.625% Notes due 2024

On July 27, 2016, Nexstar completed the issuance and sale of $900.0 million 5.625% Notes due 2024 at par. On September 25, 2020, Nexstar redeemed all the outstanding principal amount of the 5.625% Notes due 2024 in full at a redemption price equal to 102.813%, plus accrued and unpaid interest. The redemption resulted in a loss on extinguishment of debt of $33.9 million, representing premiums paid to retire the notes and write-off of unamortized debt financing costs. Nexstar funded the redemption through the proceeds from the issuance of the 4.75% Notes due 2028 discussed above.

Unused Commitments and Borrowing Availability

The Company had $92.7 million and $3.0 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2020. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of December 31, 2020, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (see Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission senior secured credit facilities in the event of their default. Mission and Nexstar Inc. (formerly Nexstar Broadcasting, Inc.), a wholly-owned subsidiary of Nexstar, are both guarantors of Nexstar’s senior secured credit facility. Mission is also a guarantor of the 5.625% Notes due 2027 and the 4.75% Notes due 2028.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2020, the Company was in compliance with its financial covenants.

Debt Maturities

The scheduled maturities of the Company’s debt, excluding the unamortized financing costs, discounts and premium, as of December 31, 2020 are summarized as follows (in thousands):

2021	$21,429
2022	44,170
2023	879,900
2024	1,367,742
2025	-
Thereafter	5,429,316
$7,742,557

Note 10:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studios and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 94 years, some of which may include options to extend the leases from 2 to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of December 31, 2020 and 2019 are not material and are excluded.

	Balance Sheet Classification	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$282,834	$235,285
Current lease liabilities	Other current liabilities	$35,850	$35,043
Noncurrent lease liabilities	Other noncurrent liabilities	$234,208	$185,722

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $3,349 as of December 31, 2020 and $2,526 as of December 31, 2019	Property, plant and equipment, net	$7,641	$8,138
Current lease liabilities	Other current liabilities	$1,003	$900
Noncurrent lease liabilities	Other noncurrent liabilities	$14,172	$15,177

Weighted Average Remaining Lease Term
Operating leases		8.7 years	7.4 years
Finance leases		10.7 years	11.6 years
Weighted Average Discount Rate
Operating leases		5.4%	5.3%
Finance leases		5.7%	5.7%

In 2020, the increases in operating lease ROU assets and lease liabilities were attributable to the acquisition of television stations (see Note 3) and various extension of existing leases.

Operating lease expenses for the year ended December 31, 2020 were $47.3 million, of which $24.4 million and $22.9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Operating lease expenses for the year ended December 31, 2019 were $28.5 million, of which $15.4 million and $13.1 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations and Comprehensive Income.

During the year ended December 31, 2018, operating lease expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income were $22.8 million.

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,002	$16,754
Operating cash flows from finance leases	895	712
Financing cash flows from finance leases	900	610

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$47,181	$1,843
2022	48,160	1,803
2023	44,907	1,818
2024	41,781	1,833
2025	29,097	1,879
Thereafter	139,338	11,484
Total future minimum lease payments	350,464	20,660
Less: imputed interest	(80,406)	(5,485)
Total	$270,058	$15,175

The Company as a Lessor

The Company has various arrangements under which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As such, the accounting for lease and non-lease components is combined on its lessor arrangements.

Note 11:  Retirement and Postretirement Plans

On January 17, 2017, Nexstar assumed Media General, Inc.’s (“Media General”) pension and postretirement plan obligations upon consummation of the merger of the entities. As a result, Nexstar has a funded, qualified non-contributory defined benefit retirement plan which covers certain employees and former employees. Additionally, there are non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage available to certain executives. All of these retirement plans are frozen. Nexstar also has a retiree medical savings account plan which reimburses eligible retired employees for certain medical expenses and an unfunded plan that provides certain health and life insurance benefits to retired employees who were hired prior to 1992.

On September 19, 2019, Nexstar assumed Tribune’s pension and postretirement obligations upon consummation of the merger of the entities (see Note 3). As a result, Nexstar has qualified and non-contributory defined benefit retirement plans which cover certain of Tribune’s employees and former employees. These retirement plans are frozen in terms of pay and service, except for a small plan representing 2% of the total Tribune projected benefit obligations. Nexstar also provides postretirement health care and life insurance benefits to eligible employees (who retired prior to January 1, 2016) under a variety of plans.

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

As of and for the years ended December 31, the following table provides a reconciliation of the plans’ benefit obligations, plan assets and funded status, along with the related amounts that are recognized in the Consolidated Balance Sheets (in thousands):

	Media General				Tribune
	Pension Benefits		OPEB		Pension Benefits		OPEB
	2020	2019	2020	2019	2020	2019	2020	2019
Change in benefit obligations
Benefit obligations at beginning of period	$450,601	$423,700	$22,568	$21,409	$2,069,280	$-	$6,443	$-
Assumption of benefit obligations as a result of Nexstar's merger with Tribune (See Note 3)	-	-	-	-	-	2,091,029	-	6,813
Service cost	-	-	12	12	962	271	-	-
Interest cost	11,820	15,517	540	765	51,757	15,650	141	41
Participant contributions	-	-	-	-	-	-	4	4
Plan amendments	-	-	-	(364)	1,978	-	-	-
Actuarial (gain) loss	47,390	41,483	1,435	2,516	153,195	(9,627)	(302)	(239)
ESOP transfer	-	-	-	-	3,310	-	-	-
Benefit payments	(28,402)	(30,099)	(1,158)	(1,770)	(208,395)	(28,043)	(72)	(176)
Benefit obligations at end of period(1)	$481,409	$450,601	$23,397	$22,568	$2,072,087	$2,069,280	$6,214	$6,443
Change in plan assets
Fair value of plan assets at beginning of period	$374,734	$330,914	$-	$-	$1,702,272	$-	$-	$-
Assumption of plan assets as a result of Nexstar's merger with Tribune (See Note 3)	-	-	-	-	-	1,672,788	-	-
Actual return on plan assets	55,806	69,765	-	-	277,772	57,527	-	-
Employer contributions	4,149	4,154	1,158	1,769	40,547	-	68	172
Participant contributions	-	-	-	-	-	-	4	4
ESOP transfer	-	-	-	-	3,310	-	-	-
Benefit payments	(28,402)	(30,099)	(1,158)	(1,769)	(208,395)	(28,043)	(72)	(176)
Fair value of plan assets at end of period	$406,287	$374,734	$-	$-	$1,815,506	$1,702,272	$-	$-
Amounts recognized in Consolidated Balance Sheets
Current liabilities	$(4,126)	$(4,068)	$(1,884)	$(1,917)	$-	$-	$(1,047)	$(1,069)
Noncurrent liabilities	(70,997)	(71,799)	(21,513)	(20,651)	(256,581)	(367,008)	(5,167)	(5,374)
Funded status	$(75,123)	$(75,867)	$(23,397)	$(22,568)	$(256,581)	$(367,008)	$(6,214)	$(6,443)

(1)

As of December 31, 2020, the Media General pension benefit obligations include $423.7 million related to a pension plan that is substantially funded by plan assets. These plan assets cover approximately 96% of the benefit obligation. The remaining Media General pension benefit obligations of $57.7 million relates to supplemental executive retirement and ERISA Excess plans for which the Company’s policy is to fund the benefits as claims and premiums are paid. As of December 31, 2020, the $2.072 billion pension obligation related to Tribune plans are adequately funded by plan assets covering approximately 88% of such benefit obligations.

In September 2020, the Tribune defined benefit retirement plans offered certain terminated vested participants a voluntary, limited time offer to receive their pension benefit in a single lump sum payment or to start a monthly payment, payable as of December 1, 2020. To be eligible for this offer, participants must have terminated employment prior to July 1, 2020, such employment shall have remained terminated through December 1, 2020 and the benefit must have a lump sum value of $50,000 or less. Approximately 55% of the roughly 7,231 participants elected to do so, resulting in $96.1 million in payouts from plan assets. The Company recognized an immediate gain of $1.6 million in 2020 related to this settlement, which is included as an offset against pension expense in the Consolidated Statements of Operations and Comprehensive Income.

The Media General and Tribune pension benefit plans were underfunded as of December 31, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows (in thousands):

	Media General		Tribune
	2020	2019	2020	2019
Benefit obligations	$481,409	$450,601	$2,072,087	$2,069,280
Accumulated benefit obligations	481,409	450,601	2,072,087	2,069,280
Fair value of plan assets	406,287	374,734	1,815,506	1,702,272

The plans’ benefit obligations were determined using the following assumptions:

	Media General						Tribune
	Pension Benefits			OPEB			Pension Benefits		OPEB
	2020	2019	2018	2020	2019	2018	2020	2019	2020	2019
Discount rate	2.15%	3.08%	4.12%	2.04%	3.00%	4.06%	2.29%	3.09%	1.42%	2.53%
Compensation increase rate	-	-	-	2.00%	2.00%	2.00%	-	-	-	-

The decrease in the discount rates from December 31, 2019 to December 31, 2020 increased the projected benefit obligations of Media General qualified defined benefit pension plans by approximately $44.5 million at December 31, 2020. Additionally, the updated census information increased the plans' projected pension obligation by approximately $6.2 million at December 31, 2020. The increases were partially offset by an approximately $4.7 million decrease in pension obligation due to the updated mortality projection scale, cash balance interest crediting assumption and optional form conversion basis in 2020. The decrease in the discount rate from December 31, 2018 to December 31, 2019 resulted in an increase in the projected benefit obligations of Media General qualified defined benefit pension plans of approximately $45.1 million at December 31, 2019. The increase was partially offset by a $5.7 million reduction in the projected pension obligation at December 31, 2019 from the updated mortality table and projection scale, cash balance interest crediting assumption and optional form conversion basis in 2019.

The decrease in the discount rates from December 31, 2019 to December 31, 2020 increased the projected benefit obligations of Tribune qualified defined benefit pension plans by approximately $167.4 million at December 31, 2020. The increase was partially offset by an approximately $16.7 million decrease in the projected pension obligation due to the updated mortality projection in 2020. The projected benefit obligation of Tribune qualified defined benefits pension plans decreased by approximately $19.0 million from September 19, 2019 to December 31, 2019 due to the updated mortality projection. The decrease was partially offset by an approximately $7.4 increase in the projected pension obligation due to the decrease in the discount rates from September 19, 2019 to December 31, 2019.

Net Periodic Benefit Cost (Credit)

The following tables provide the components of net periodic benefit cost (credit) for the plans for the years ended December 31, (in thousands):

	Media General
	Pension Benefits			OPEB
	2020	2019	2018	2020	2019	2018
Service cost	$-	$-	$-	$12	$12	$16
Interest cost	11,820	15,517	13,965	540	765	689
Expected return on plan assets	(19,700)	(21,867)	(25,534)	-	-	-
Amortization of prior service costs	-	-	-	(46)	-	-
Amortization of net (gain) loss	30	-	-	162	(10)	109
Net periodic benefit cost (credit)	$(7,850)	$(6,350)	$(11,569)	$668	$767	$814

	Tribune
	Pension Benefits		OPEB
	2020	2019	2020	2019
Service cost	$962	$271	$-	$-
Interest cost	51,757	15,650	141	41
Expected return on plan assets	(89,136)	(25,708)	-	-
Settlement gain recognized	(1,591)	-	-	-
Net periodic benefit cost (credit)	$(38,008)	$(9,787)	$141	$41

The Company anticipates recording an aggregate net periodic benefit credit of $8.6 million for its Media General pension and OPEB plans in 2021, as the expected return on plan assets exceeds estimated interest cost. The Company also anticipates recording an aggregate net periodic benefit credit of $58.0 million for its Tribune pension and OPEB plans in 2021, as the expected return on plan assets exceeds estimated interest cost.

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Media General
	Pension Benefits			OPEB
	2020	2019	2018	2020	2019	2018
Discount rate	3.08%	4.13%	3.49%	2.94%	4.06%	3.42%
Expected return on plan assets	5.75%	6.25%	7.00%	-	-	-
Compensation increase rate	-	-	-	2.00%	2.00%	2.00%
Cash balance interest crediting rate	1.93%	3.20%	2.30%	-	-	-

	Tribune
	Pension Benefits		OPEB
	2020	2019	2020	2019
Discount rate	3.08%	3.12%	2.52%	2.57%
Expected return on plan assets	5.45%	5.55%	-	-
Cash balance interest crediting rate	2.20%	2.50%	-	-

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

For purposes of measuring postretirement health care costs for 2020 related to Tribune, the Company assumed a 6.43% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter. For purposes of measuring postretirement health care obligations related to Tribune at December 31, 2020, the Company assumed a 5.57% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2025 and remain at that level thereafter.

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans prior to any deferred tax effects (in thousands):

	Media General		Tribune
	Pension Benefits	OPEB	Pension Benefits	OPEB
December 31, 2017	$9,733	$(1,433)	$-	$-
Actuarial (loss) gain	(29,074)	1,471	-	-
December 31, 2018	(19,341)	38	-	-
Actuarial gain (loss)	6,416	(2,163)	41,446	239
December 31, 2019	$(12,925)	$(2,125)	$41,446	$239
Prior service (cost) credit	-	-	(1,978)	-
Actuarial gain (loss)	(11,242)	(1,313)	33,850	302
December 31, 2020	$(24,167)	$(3,438)	$73,318	$541

The asset allocation for the Company’s funded retirement plans at the end of 2020, and the asset allocation range for 2021, by asset category, are as follows:

	Media General		Tribune
	Asset Allocation	Percentage of Plan Assets at Year End	Asset Allocation	Percentage of Plan Assets at Year End
Asset category:	2021	2020	2021	2020
Equity securities	40%	36%	50%	50%
Fixed income securities	60%	62%	45%	39%
Other	-	2%	5%	11%
Total		100%		100%

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

Investments in Common Collective Trust Funds do not have any unfunded commitments and do not have any applicable liquidation periods or defined terms and periods to be held.  The portfolios offer daily liquidity; however, they request 5 business days’ notice for both withdrawals and redemptions.  Strategies of the Common Collective Trust Funds by major category are as follows:

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

The investment policy for plan assets related to the Tribune plans is to invest in a variety of investments for long-term growth in order to satisfy the benefit obligations of the Company’s pension plans. Accordingly, when making investment decisions, the Company and their investment consultant endeavor to strategically allocate assets within asset classes in order to enhance long-term real investment returns and reduce volatility. The asset allocation is monitored and rebalanced as necessary.

Equity securities are invested broadly in U.S. and non-U.S. companies and are diversified across countries, currencies, market capitalizations and investment styles. These securities use the S&P 500 (U.S. large cap), Russell 2000 (U.S. small cap), Russell 2500 (U.S. mid cap) and MSCI All Country World Index ex-U.S. (non-U.S.) as their benchmarks.

Fixed income securities are invested in diversified portfolios that invest across the maturity spectrum and include primarily investment-grade securities with a minimum average quality rating of A and insurance annuity contracts. These securities use the Barclays Capital Aggregate (intermediate term bonds), Barclays Capital Long Corporate and Barclays Capital Long Government/Credit (long bonds) U.S. Bond Indexes as their benchmarks.

Other investments include investments in real estate funds, emerging market debt and high yield bonds. These investments use the National Council of Real Estate Investment Fiduciaries Property Index or the FTSE NAREIT All Equity REIT Index (real estate), JPM EMBI Global Core Index (emerging market debt) and Barclays U.S. High Yield Ba/B 1% Issuer Capped Bond Index (high yield bonds) as their benchmarks.

The following table sets forth, by asset category, the Company’s pension plan assets as of December 31, 2020 and 2019, using the fair value hierarchy established under ASC Topic 820 as described in Note 12. The fair value hierarchy in the tables excludes certain investments which are valued using net asset value (“NAV”) as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2020
	Media General				Tribune
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$-	$-	$-	$-	$9,656	$-	$-	$9,656
Common collective trusts	-	357	-	357	-	16,577	-	16,577
Fixed income
Other	1,767	-	-	1,767	-	-	-	-
Pooled separate account	-	-	-	-	-	8,545	-	8,545
Total pension plan assets measured at fair value	$1,767	$357	$-	2,124	$9,656	$25,122	$-	34,778
Pension plan assets measured at NAV as a practical expedient				404,163				1,775,130
Pension plan assets measured at contract value:
Insurance contracts				-				5,598
Total pension plan assets				$406,287				$1,815,506

	Pension Plan Assets as of December 31, 2019
	Media General				Tribune
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$-	$-	$-	$-	$605,572	$-	$-	$605,572
Common collective trusts	-	-	-	-	-	6,981	-	6,981
Fixed income
U.S. government securities	-	-	-	-	-	347,091	-	347,091
Corporate bonds	-	-	-	-	-	363,720	-	363,720
Mortgage-backed and asset-backed securities	-	-	-	-	-	63,504	-	63,504
Other(1)	891	-	-	891	-	(156,893)	-	(156,893)
Pooled separate account	-	-	-	-	-	16,188	-	16,188
Total pension plan assets measured at fair value	$891	$-	$-	891	$605,572	$640,591	$-	1,246,163
Pension plan assets measured at NAV as a practical expedient				373,843				429,729
Pension plan assets measured at contract value:
Insurance contracts				-				26,380
Total pension plan assets				$374,734				$1,702,272
(1)	Other includes pending net security purchases of $210.8 million.

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

Certain common/collective trusts, investment companies, the international equity limited company, real estate, private equity and venture capital limited partnerships that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

The pooled separate account represents an insurance contract under which plan assets are administered through pooled funds.
The PSA portfolio includes investments in money market instruments, government and corporate bonds and notes. The PSA is valued daily based on the market value of the underlying net assets in the separate account. The majority of the underlying net assets have observable Level 1 and/or 2 quoted pricing inputs which are used to determine the unit value of the PSA which is not publicly quoted and therefore classified as a Level 2 of the fair value hierarchy.

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

	Media General		Tribune
	Pension Benefits	OPEB	Pension Benefits	OPEB
Employer Contributions
2021 to participant benefits	$4,126	$1,884	$11,500	$1,047
Expected Benefit Payments
2021	$30,302	$1,884	$121,217	$1,047
2022	29,951	1,845	123,077	908
2023	29,764	1,808	124,553	783
2024	29,784	1,767	126,713	669
2025	29,124	1,736	125,307	568
2026-2030	135,955	7,464	599,692	1,721

Defined Contribution Plans

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all Company employees who meet the minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the 401(k) Plans may be made at the discretion of management of the Company. During the years ended December 31, 2020, 2019 and 2018, Nexstar contributed $14.9 million, $12.1 million and $8.5 million, respectively, to the 401(k) Plans.

The Company has a Supplemental Income Deferral Plan for which certain employees, including executive officers, are eligible. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company for these plans for 2020 are immaterial.

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term to maturity. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A due 2023(1)	$483,816	$480,373	$784,623	$782,922
Team Loan A due 2024(1)	618,748	619,619	665,489	672,039
Term Loan B due 2024(1)	862,856	865,311	1,118,091	1,143,255
Term Loan B due 2026(1)	2,593,671	2,601,619	2,997,596	3,068,412
5.625% Notes paid in 2020 (see Note 9)(2)	-	-	890,045	938,250
5.625% Notes due 2027(2)	1,790,997	1,912,181	1,792,121	1,883,175
4.75% Notes due 2028(2)	990,915	1,040,000	-	-
Mission
Revolving loans due 2023(1)	327,000	323,517	-	-
Term Loan B paid in 2020 (see Note 9)(1)	-	-	223,065	227,154
Shield
Term Loan A paid in 2020 (See Note 9)(1)	-	-	21,558	21,669

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

Other equity method investments in private companies (without readily determinable fair values) are recorded at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment, as further described in Note 7. During the year ended December 31, 2020, there were no events or changes in circumstance that suggested an impairment or an observable price change to any of these investments resulting from an orderly transaction for the identical or a similar investment. The non-equity method investments are classified as Level 3 of the fair value hierarchy.

Note 13:  Common Stock

The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to 10 votes per share. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters submitted to a vote of the stockholders. Holders of Class C common stock have no voting rights.

The common stockholders are entitled to receive cash dividends, subject to the rights of holders of any series of preferred stock, on an equal per share basis. Nexstar’s senior secured credit facility provides limits on the amount of dividends the Company may pay to stockholders during the term of Nexstar’s credit agreement.

On September 1, 2020, Nexstar’s Board of Directors approved an additional $300 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. In 2020, Nexstar repurchased a total of 3,085,745 shares of Class A common stock for $281.8 million, funded by cash on hand. In 2019, Nexstar repurchased a total of 439,743 shares of Class A common stock for $45.1 million, funded by cash on hand. In 2018, Nexstar repurchased a total of 751,920 shares of Class A common stock for $50.5 million, funded by cash on hand. As of December 31, 2020, the remaining available amount under the share repurchase authorization was $174.9 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

During the years ended December 31, 2020, 2019 and 2018, 592,785 shares, 563,285 shares and 411,752 shares, respectively, of Class A common stock were reissued from treasury, net of any shares withheld to cover taxes, to fulfill stock option exercises and vesting of restricted stock units.

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

The Company recognized stock-based compensation expense of $48.3 million, $38.6 million and $31.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $67.2 million of total unrecognized compensation cost related to restricted stock units, expected to be recognized over a weighted-average period of 2.2 years. There is no remaining unrecognized compensation cost related to stock options.

Stock-Based Compensation Plans

As of December 31, 2020, Nexstar has three stock-based compensation plans that provide for the granting of stock options, stock appreciation rights, RSUs and PSUs to directors, employees or consultants of Nexstar: the 2019 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 5, 2019 (the “2019 Plan”), the 2015 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 11, 2015 (the “2015 Plan”) and the 2012 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on September 26, 2012 (the “2012 Plan”). A maximum of 3,100,000 shares, 2,500,000 shares and 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2019 Plan, 2015 Plan and 2012 Plan, respectively. No new awards are granted under equity incentive plans prior to these plans but any unissued available shares can be issued under the 2012 Plan.

At December 31, 2020, 2,852,958 shares remained available for future grants, of which 2,796,000 shares and 56,958 shares were available under the 2019 Plan and the 2015 Plan, respectively. No remaining shares were available under the 2012 Plan. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised or restricted stock units vest.

Stock Options

Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant. As of December 31, 2020, all outstanding options are fully vested and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date.

The following table summarizes activity and information related to stock options for the year ended December 31, 2020:

	Outstanding Options				Non-Vested Options
			Weighted-
		Weighted-	Average	Aggregate		Weighted-
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value		Grant-Date
	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value
Outstanding as of December 31, 2019	1,665,825	$22.36	3.21	$158,070	-	$-
Granted	-	$-	-	-	-	$-
Exercised	(160,952)	$31.11	-	-	-	$-
Vested	-	$-	-	-	-	$-
Forfeited/cancelled	-	$-	-	-	-	$-
Balances as of December 31, 2020	1,504,873	$21.42	2.26	$132,077	-	$-
Exercisable as of December 31, 2020	1,504,873	$21.42	2.26	$132,077
Fully vested and expected to vest as of December 31, 2020	1,665,825	$21.42	2.26	$132,077

Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $132.1 million on December 31, 2020, and the stock option exercise prices multiplied by the number of options outstanding. For the years ended December 31, 2020, 2019 and 2018, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $11.9 million, $12.9 million and $5.0 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the aggregate fair value of options vested was none, $1.6 million and $6.6 million, respectively.

Time-Based Restricted Stock Units

The RSUs vest over a range of two to five years from the date of the award. All unvested RSUs are forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to RSUs for the year ended December 31, 2020:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2019	1,151,251	$74.39
Awarded	569,500	$64.30
Vested	(442,688)	$70.97
Forfeited/cancelled	(75,312)	$69.15
Unvested as of December 31, 2020	1,202,751	$71.30

Performance-Based Restricted Stock Units

The vesting of the PSUs is contingent on the continued service of the grantee and the achievement of specific performance metrics (generally over a range of two to four years) designated by the Board of Directors of the Company. All unvested PSUs are forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to PSUs for the year ended December 31, 2020:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2019	208,335	$76.82
Awarded	148,333	$102.83
Vested	(47,291)	$71.18
Forfeited/cancelled	(7,708)	$75.41
Unvested as of December 31, 2020	301,669	$90.53

Note 15:  Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2020	2019	2018
Current tax expense:
Federal	$281,358	$111,486	$102,516
State	56,856	28,962	29,761
	338,214	140,448	132,277
Deferred tax expense (benefit):
Federal	(32,761)	8,075	7,997
State	(8,945)	(11,497)	4,406
	(41,706)	(3,422)	12,403
Income tax expense	$296,508	$137,026	$144,680

The following is a reconciliation of the federal statutory income tax rate to income tax expense for the years ended December 31 (in thousands):

	2020	2019	2018
Federal income tax at the statutory rate	$231,922	$78,229	$111,915
State and local taxes, net of federal benefit	43,082	13,569	27,123
Nondeductible compensation	6,289	5,149	2,858
Nondeductible acquisition costs	-	3,649	-
Nondeductible meals and entertainment	1,487	2,171	2,047
Nondeductible goodwill impairment	-	8,920	1,532
Excess tax benefit on stock-based compensation	(2,974)	(5,363)	(750)
Disposition of nondeductible goodwill	8,347	10,302	-
Change in beginning of year valuation allowance	5,332	19,894	1,430
Other	3,023	506	(1,475)
Income tax expense	$296,508	$137,026	$144,680

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

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$49,859	$41,142
Compensation	13,133	18,827
Rent	68,919	56,974
Pension	94,971	121,437
Other	30,961	24,394
Total deferred tax assets	257,843	262,774
Valuation allowance for deferred tax assets	(23,479)	(18,147)
Total deferred tax assets	234,364	244,627
Deferred tax liabilities:
Property and equipment	(252,149)	(249,909)
Other intangible assets	(536,365)	(508,412)
Goodwill	(76,544)	(125,609)
FCC licenses	(649,034)	(671,092)
Rent	(75,571)	(64,229)
Deferred gain on spectrum	(37,275)	(37,276)
Investments	(242,436)	(280,002)
Other	(38,998)	(18,786)
Total deferred tax liabilities	(1,908,372)	(1,955,315)
Net deferred tax liabilities	$(1,674,008)	$(1,710,688)

As of December 31, 2020, the Company had a valuation allowance related to deferred tax assets of $23.5 million which was not likely to be realized, an increase of $5.3 million from December 31, 2019 balance. The valuation allowance increased in 2020 primarily due to Mission’s acquisition of certain stations for which Nexstar has controlling financial interests resulting in tax expense and deferred tax liabilities based on the difference between the estimated fair value and book value of the acquired assets.

As of December 31, 2020, the Company's reserve for uncertain tax positions totaled approximately $45.6 million. For the years ended December 31, 2020, 2019 and 2018 there were $45.6 million, $45.2 million and $12.5 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions as further described in Note 17.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

	2020	2019	2018
Uncertain tax position liability at the beginning of the year	$45,235	$12,542	$23,258
Increases resulting from merger transaction	2,007	32,211	432
Increases related to tax positions taken during the current period	75	75	45
Increases related to tax positions taken during prior periods	466	761	1,497
Decreases related to tax positions taken during prior periods	-	-	(12,496)
Decreases related to settlements with taxing authorities	(1,433)	-	-
Decreases related to expiration of statute of limitations	(760)	(354)	(194)
Uncertain tax position liability at the end of the year	$45,590	$45,235	$12,542

The Company’s liability for unrecognized tax benefits totaled $45.6 million and $45.2 million at December 31, 2020 and 2019, respectively. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $45.6 million and $45.2 million impact on the Company’s reported income tax expense in 2020 and 2019, respectively.

As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. The Company’s accrued interest and penalties related to uncertain tax positions were $7.3 million and $6.4 million for the years ended December 31, 2020 and 2019, respectively.

Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $12.7 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

There can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Tribune acquired entities are currently undergoing a 2014–2015 federal audit and continue to be subject to audit for years after 2016. Nexstar is subject to U.S. federal tax examinations for years after 2016. The Company currently has various state income tax returns in the process of examination or administrative appeal. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. Generally, the Company is subject to state tax examination for years after 2016 and any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination.

The Company has gross federal and state income tax NOL carryforwards of $158.6 million and $271.0 million, respectively, which are available to reduce future taxable income if utilized before their expiration. A valuation allowance has been recorded against $107.2 million of federal NOLs and $34.8 million of state NOLs attributable to one of the consolidated VIEs. The federal NOLs expire through 2037 if not utilized. Federal NOLs generated after 2017 carry forward indefinitely. State NOLs will expire through 2040 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. As of December 31, 2020, the Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

Note 16:  FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations and the stations to which it provides services. In addition, the U.S. Congress may act to amend the Communications Act or adopt other legislation in a manner that could impact the Company’s stations, the stations to which it provides services and the television broadcast industry in general.

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the Third Circuit’s decision. The Supreme Court granted certiorari on October 2, 2020. It held oral argument in the case on January 19, 2021, and a decision is expected later in 2021.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking. Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. As of December 31, 2020, the proceeding remains open.

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

Spectrum

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction in 2016-2017 for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum asset pending the relinquishment of spectrum assets or conversion from UHF to VHF. In 2017, one station that accepted a bid went off the air and the associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized. In 2018, eight stations that accepted bids ceased broadcasting on their previous channels and implemented channel sharing agreements. As such, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized. In 2019, one station moved to a VHF channel and vacated its former channel. The associated spectrum asset and liability to surrender spectrum, both amounting to $52.0 million, were derecognized. The remaining one station moved to a VHF channel in April 2020 and vacated its former channel. As such, the associated spectrum asset of $67.2 million and liability to surrender spectrum of $78.0 million were derecognized resulting in a non-cash gain on relinquishment of spectrum of $10.8 million.

The majority of the Company’s television stations did not accept bids to relinquish their television channels. Of those stations, 61 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repack” stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, multichannel video programming distributors (“MVPDs”) and other parties for costs reasonably incurred due to the repack. These funds are not available to reimburse repacking costs for stations which surrendered their spectrum in exchange for consideration and entered into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, followed by subsequent requests for reimbursement of those costs. As of January 4, 2021, verified cost estimates were over $2.19 billion, with additional reimbursements still to be made to repack stations as well as certain low power television and FM radio stations affected by the repack. As of January 7, 2021, the FCC reported that all repack stations had ceased operating on their former channel assignments. This includes all repack stations owned by Nexstar and its VIEs, although the Company will continue to incur costs to convert one station from interim to permanent facilities on its new channel. During the years ended December 31, 2020, 2019 and 2018, the Company spent a total of $54.7 million, $79.3 million and $26.8 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Consolidated Balance Sheets. During the years ended December 31, 2020, 2019 and 2018, the Company received $57.3 million, $70.4 million and $29.4 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Consolidated Statements of Operations and Comprehensive Income. The Company cannot yet determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

The Company cannot yet fully predict the impact of the incentive auction and subsequent repack on its business.

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

Note 17:  Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2020 (in thousands):

2021	$74,904
2022	57,425
2023	26,660
2024	19,354
2025	16,033
Thereafter	-
$194,376

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay the amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under these guarantees would be generally limited to the borrowings outstanding. As of December 31, 2020, Mission had a maximum commitment of $330.0 million, of which $327.0 million in principal debt balance was outstanding. Based on the terms of the credit agreement, Mission’s outstanding debt is due October 2023.

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

Collective Bargaining Agreements

As of December 31, 2020, certain technical, production and news employees at 20 of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants filed a Motion to Dismiss on September 5, 2019. Before the Court ruled on that motion, the Plaintiffs filed their Second Amended Consolidated Complaint on September 9, 2019. This complaint added additional defendants and allegations. The Defendants filed a Motion to Dismiss and Strike on October 8, 2019. The Court denied that motion on November 6, 2020. The parties are in the discovery phase of litigation. The Court has not yet set a trial date. Nexstar and Tribune deny the allegations against them and will defend their advertising practices.

Marshall Litigation—On April 3, 2019, Marshall filed a lawsuit against Nexstar in the Supreme Court of the State of New York (the “New York litigation”). The lawsuit initially asserted nine causes of action, five of which were subsequently dismissed by the Supreme Court, and one of which was withdrawn by Marshall. The remaining causes of action allege: (i) breach of the SSAs between Nexstar and Marshall; (ii) breach of the guaranty agreement between Nexstar and Marshall’s lenders; and (iii) conversion of certain retransmission fees collected by Nexstar on Marshall’s behalf. Marshall sought monetary and punitive damages, in addition to attorneys’ fees. Nexstar denied these allegations. On November 20, 2019, Nexstar filed counterclaims against Marshall and Pluria Marshall, in his individual capacity, alleging breach of the SSAs, unjust enrichment, and fraudulent conveyance. Nexstar sought payment of the outstanding amount due under the SSAs as compensatory damages, punitive damages for the alleged fraudulent conveyances, and attorneys’ fees and costs.

On March 31, 2020, Marshall filed a bankruptcy adversary proceeding against Nexstar in the Southern District of Texas. This lawsuit arises in the context of the Marshall chapter 11 case and asserts many of the same causes of action that Marshall brought in the New York litigation, as well as turnover and fraudulent transfer claims. Marshall sought monetary damages, punitive damages, and equitable relief, in addition to attorneys’ fees. Nexstar denied these allegations. Marshall filed a motion for partial summary judgment on its turnover claim. Nexstar moved for abstention, and in the alternative for dismissal and summary judgment, including a cross motion for summary judgment on Marshall’s turnover claim. On July 6, 2020, the bankruptcy court denied both parties’ partial motions for summary judgment on Marshall’s turnover claim. On August 13, 2020, the bankruptcy court denied the abstention motion, dismissed the claims that had previously been dismissed by the New York court (including the fraud claim) on the basis of comity, and set a discovery schedule culminating in a pretrial conference on February 1, 2021. Nexstar also filed a motion seeking authority from the bankruptcy court to bring fraudulent conveyance claims belonging to the estate against Pluria Marshall after the debtor refused to bring those claims itself.

In late September 2020, the parties withdrew the New York appeal with prejudice and agreed to stay the litigation in the trial court until the conclusion of the Texas litigation.

On November 2, 2020, Nexstar and Marshall agreed to settle all claims between the parties. Accordingly, Nexstar agreed to pay and Marshall agreed to accept $2.25 million in cash consideration to settle all claims in full and with finality. The Bankruptcy Court of the Southern District of Texas approved the settlement on November 10, 2020.

In connection with the Merger (See Note 3), Nexstar assumed contingencies from certain legal proceedings, as follows:

Tribune Chapter 11 Reorganization and Confirmation Order Appeals—On December 8, 2008 (the “Petition Date”), Tribune and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On July 23, 2012, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Tribune and its Subsidiaries (as such plan was subsequently modified by its proponents, the “Plan”). The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed 108 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.

Notices of appeal of the Confirmation Order were filed by (i) Aurelius Capital Management, LP, on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”); (ii) Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”) and Deutsche Bank Trust Company Americas (“Deutsche Bank”), each successor trustees under the respective indentures for the Predecessor’s senior notes; (iii) Wilmington Trust Company, as successor indenture trustee for the PHONES; and (iv) EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”). The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions (as defined below) consummated by the Debtors, the Tribune employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. The last of the appeals to be resolved were the appeals of Delaware Trust Company and Deutsche Bank. On August 26, 2020, the United States Court of Appeals for the Third Circuit issued an opinion affirming the approvals of the Confirmation Order by the Bankruptcy Court and the United States District Court for the District of Delaware.

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of December 31, 2020, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $16.6 million and are estimated to be sufficient to satisfy such obligations.

As of December 31, 2020, all but 141 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers and certain professionals formerly retained by Tribune, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and Tribune thereafter becoming wholly-owned by the Tribune Company employee stock ownership plan (the “Leveraged ESOP Transactions”). Those lawsuits were brought in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Several of such lawsuits are currently in various stages of appeal to the United States Court of Appeals for the Second Circuit.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income and primarily include professional advisory fees and other costs related to the resolution of unresolved claims. Such amounts were not significant during the year ended December 31, 2020 and from September 19, 2019 to December 31, 2019. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2021 and potentially in future periods.

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

On September 19, 2019, Nexstar acquired Tribune through the Merger (see Note 3). On January 27, 2020, Nexstar and Sinclair agreed to settle the outstanding lawsuit between Tribune and Sinclair in connection with their terminated merger agreement. The companies have dismissed with prejudice the lawsuit pending in the Delaware Court of Chancery between Tribune and Sinclair concerning the terminated Tribune/Sinclair merger, and have released each other from any current and future claims relating to the terminated merger. Neither party has admitted any liability or wrongdoing in connection with the terminated merger. As such, both parties have settled the lawsuit to avoid the costs, distraction, and uncertainties of continued litigation. As part of the resolution, Sinclair agreed to sell to Nexstar television station WDKY-TV in the Lexington, KY DMA. On September 17, 2020, Nexstar completed the acquisition of WDKY from Sinclair for $18.0 million in cash (see Note 3). In January 2020, Sinclair sold to Nexstar certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $17.9 million in cash (see Note 3). Nexstar and Sinclair also modified an existing agreement regarding carriage of certain of Sinclair’s digital networks by stations acquired by Nexstar in connection with the Tribune acquisition. Finally, on January 28, 2020, Sinclair made a $98.0 million cash payment to Nexstar.

Chicago Cubs Transactions— On August 21, 2009, Tribune and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), among other parties, entered into an agreement (the “Cubs Formation Agreement”) governing the contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC. The transactions contemplated by the Cubs Formation Agreement and the related agreements thereto (the “Chicago Cubs Transactions”) closed on October 27, 2009. As a result of these transactions, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) (“NEH”) owned 95% and Tribune owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain as the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations.

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through December 31, 2020 would be approximately $120.0 million. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. A bench trial in the Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Company has completed the Tax Court briefing process and expects an opinion on the merits to be issued in the first half of 2021. The Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court. If Tribune prevails on the tax issue, then there would be no penalty to litigate.

On January 22, 2019, Tribune sold its 5% membership interest in CEV LLC and paid the federal and state taxes due on the deferred gain and the gain on sale of its ownership of CEV LLC through its regular tax reporting process. The sale of Tribune’s ownership interest in CEV LLC has no impact on Tribune’s ongoing dispute with the IRS. On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar pursuant to the Merger (see Note 3). Nexstar continues to disagree with the IRS’s position that the Chicago Cubs Transactions generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225.0 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $147.0 million of tax payments prior to its merger with Nexstar. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. Tribune no longer owns any portion of CEV LLC. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate 2014–2015 federal income tax audits. In the third quarter of 2020, the IRS completed its audits of the Tribune acquired entities, and with the exception of Tribune Media Company, all other entity audits have been resolved and closed. For Tribune Media Company, the IRS issued a Revenue Agent's Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and is contesting the adjustments through the IRS administrative appeals procedures. If the IRS prevails with its position, Nexstar would be required to reduce its tax basis in certain assets resulting in a $40.0 million increase in its federal and state taxes payable and a $140 million increase in deferred income tax liability as of December 31, 2020. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax benefits.

Note 18:  Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes (i) television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) WGN America, a national general entertainment cable network and the home of NewsNation, (iii) digital multicast network services, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) corporate functions, (ii) the management of certain real estate assets that Nexstar acquired in September 2019 through the Merger, including revenues from leasing certain owned office and production facilities, (iii) digital businesses and (iv) eliminations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Year Ended December 31, 2020	Broadcast	Other	Consolidated
Net revenue	$4,410,528	$90,741	$4,501,269
Depreciation	125,560	22,128	147,688
Amortization of intangible assets	276,330	3,380	279,710
Income (loss) from operations	1,536,835	(161,439)	1,375,396
Goodwill	2,874,274	109,734	2,984,008
Assets(1)	12,352,509	1,051,767	13,404,276

Year Ended December 31, 2019	Broadcast	Other	Consolidated
Net revenue	$2,929,431	$109,893	$3,039,324
Depreciation	108,805	14,570	123,375
Amortization of intangible assets	182,238	18,079	200,317
Income (loss) from operations	948,237	(293,106)	655,131
Goodwill	2,996,875	-	2,996,875
Assets(1)	12,918,966	1,070,771	13,989,737

(1)

While the Company's investment in TV Food Network ($1.302 billion at December 31, 2020 and $1.452 billion at December 31, 2019) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company's disclosure of Broadcasting segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 7.

Year Ended December 31, 2018	Broadcast	Other	Consolidated
Net revenue	$2,612,531	$154,165	$2,766,696
Depreciation	89,312	20,477	109,789
Amortization of intangible assets	126,850	22,556	149,406
Income (loss) from operations	918,401	(160,622)	757,779

The following table presents the disaggregation of the Company’s revenue under ASC 606 for the periods presented.

Year Ended December 31, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,571,034	$38	$1,571,072
Political advertising	507,564	-	507,564
Distribution	2,149,569	3,053	2,152,622
Digital	141,960	81,408	223,368
Other	28,226	6,242	34,468
Trade	12,175	-	12,175
Total net revenue	$4,410,528	$90,741	$4,501,269

Year Ended December 31, 2019	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,335,126	$-	$1,335,126
Political advertising	51,889	-	51,889
Distribution	1,368,881	-	1,368,881
Digital	137,067	104,452	241,519
Other	19,083	5,441	24,524
Trade	17,385	-	17,385
Total net revenue	$2,929,431	$109,893	$3,039,324

Year Ended December 31, 2018	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,089,920	$-	$1,089,920
Political advertising	251,209	-	251,209
Distribution	1,121,081	-	1,121,081
Digital	107,054	154,105	261,159
Other	26,425	60	26,485
Trade	16,842	-	16,842
Total revenue	$2,612,531	$154,165	$2,766,696

As discussed in Note 2, the Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the year ended December 31, 2020, revenues from these sources for two of the Company's customers exceeded 10%. Each of these customers represents approximately 11% of the Company’s consolidated net revenues. No single customer provides more than 10% of the Company’s consolidated net revenues during the years ended December 31, 2019 and 2018.

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

Note 19:  Unaudited Quarterly Data

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
	(in thousands, except per share amounts)
Net revenue	$1,091,822	$914,633	$1,118,203	$1,376,611
Income from operations	305,015	196,253	343,597	530,531
Income before income taxes	222,038	135,547	254,490	492,493
Net income attributable to Nexstar	156,915	99,595	190,684	364,247
Basic net income per common share	$3.43	$2.20	$4.24	$8.32
Basic weighted average shares outstanding	45,702	45,267	44,979	43,758
Diluted net income per common share	$3.30	$2.13	$4.08	$7.97
Diluted weighted average shares outstanding	47,615	46,849	46,737	45,700

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except per share amounts)
Net revenue	$626,647	$649,012	$663,575	$1,100,090
Income from operations	127,074	149,944	121,615	256,498
Income before income taxes	73,328	97,381	34,329	168,283
Net income (loss) attributable to Nexstar	54,892	68,002	(5,847)	113,212
Basic net income (loss) per common share	$1.20	$1.48	$(0.13)	$2.46
Basic weighted average shares outstanding	45,785	46,090	46,114	45,952
Diluted net income (loss) per common share	$1.15	$1.42	$(0.13)	$2.36
Diluted weighted average shares outstanding	47,784	47,971	46,114	47,933

Note 20:  Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward (in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2020	$17,205	$30,046	$(12,329)	$34,922
Year Ended December 31, 2019	13,158	12,972	(8,925)	17,205
Year Ended December 31, 2018	13,358	10,707	(10,907)	13,158

(1)	Uncollectible accounts written off, net of recoveries.

Note 21:  Subsequent Events

On January 27, 2021, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.70 per share on its outstanding Class A Common Stock. The dividend was paid on February 26, 2021 to stockholders of record on February 12, 2021. On January 27, 2021, Nexstar’s Board of Directors also approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A common stock. The new $1.0 billion share repurchase program increased the Company’s existing share repurchase authorization, of which $174.9 million remained outstanding as of December 31, 2020.