Form 10-Q
period 2021-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2021-05-05
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 3, 2021, the registrant had 42,744,309 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$339,777	$152,701
Restricted cash and cash equivalents	16,608	16,608
Accounts receivable, net of allowance for doubtful accounts of $36,886 and $34,922, respectively	920,055	904,801
Prepaid expenses and other current assets	99,679	135,872
Total current assets	1,376,119	1,209,982
Property and equipment, net	1,600,909	1,604,881
Goodwill	2,982,507	2,984,008
FCC licenses	2,908,951	2,909,704
Network affiliation agreements, net	2,202,676	2,250,283
Other intangible assets, net	664,606	688,918
Investments	1,185,541	1,333,778
Other noncurrent assets, net	426,240	422,722
Total assets(1)	$13,347,549	$13,404,276
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$24,804	$21,429
Accounts payable	217,865	218,418
Broadcast rights payable	90,819	105,557
Accrued expenses	324,750	307,192
Other current liabilities	71,424	78,292
Total current liabilities	729,662	730,888
Debt	7,567,303	7,646,574
Deferred tax liabilities	1,673,207	1,674,008
Other noncurrent liabilities	786,369	815,930
Total liabilities(1)	10,756,541	10,867,400
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2021 and December 31, 2020	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 42,917,335 shares outstanding as of March 31, 2021 and 47,291,463 shares issued, 43,256,828 shares outstanding as of December 31, 2020	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2021 and December 31, 2020	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2021 and December 31, 2020	-	-
Additional paid-in capital	1,334,415	1,362,510
Accumulated other comprehensive income	34,510	34,510
Retained earnings	1,658,573	1,488,031
Treasury stock - at cost; 4,374,128 and 4,034,635 shares as of March 31, 2021 and December 31, 2020, respectively	(453,769)	(367,132)
Total Nexstar Media Group, Inc. stockholders’ equity	2,574,202	2,518,392
Noncontrolling interests	16,806	18,484
Total stockholders' equity	2,591,008	2,536,876
Total liabilities and stockholders' equity	$13,347,549	$13,404,276

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The condensed consolidated total assets as of March 31, 2021 and December 31, 2020 include certain assets held by consolidated VIEs of $321.3 million and $323.2 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of March 31, 2021 and December 31, 2020 include certain liabilities of consolidated VIEs of $148.3 million and $142.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net revenue	$1,113,931	$1,091,822
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	449,392	445,059
Selling, general and administrative expenses, excluding depreciation and amortization	243,437	218,384
Amortization of broadcast rights	30,883	37,208
Amortization of intangible assets	73,687	70,583
Depreciation	39,468	35,406
Reimbursement from the FCC related to station repack	(5,415)	(12,758)
Gain on disposal of stations and business units, net	(2,441)	(7,075)
Total operating expenses	829,011	786,807
Income from operations	284,920	305,015
Income on equity investments, net	29,808	14,158
Interest expense, net	(72,054)	(101,284)
Loss on extinguishment of debt	(989)	(7,477)
Pension and other postretirement plans credit, net	17,657	10,762
Other (expenses) income, net	(423)	864
Income before income taxes	258,919	222,038
Income tax expense	(59,729)	(64,344)
Net income	199,190	157,694
Net loss (income) attributable to noncontrolling interests	1,717	(779)
Net income attributable to Nexstar Media Group, Inc.	$200,907	$156,915

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$4.64	$3.43
Diluted	$4.42	$3.30

Weighted average number of common shares outstanding:
Basic	43,297	45,702
Diluted	45,421	47,615

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2021 and 2020

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of December 31, 2020	47,291,463	$473	$1,362,510	$1,488,031	$34,510	(4,034,635)	$(367,132)	$18,484	$2,536,876
Purchase of treasury stock	-	-	-	-	-	(808,530)	(121,011)	-	(121,011)
Stock-based compensation expense	-	-	11,603	-	-	-	-	-	11,603
Vesting of restricted stock units and exercise of stock options	-	-	(39,698)	-	-	469,037	34,374	-	(5,324)
Dividends declared on common stock ($0.70 per share)	-	-	-	(30,365)	-	-	-	-	(30,365)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	39	39
Net income (loss)	-	-	-	200,907	-	-	-	(1,717)	199,190
Balances as of March 31, 2021	47,291,463	$473	$1,334,415	$1,658,573	$34,510	(4,374,128)	$(453,769)	$16,806	$2,591,008

Balances as of December 31, 2019	47,291,463	$473	$1,353,729	$778,833	$19,850	(1,541,675)	$(121,388)	$21,996	$2,053,493
Purchase of treasury stock	-	-	-	-	-	(950,000)	(72,587)	-	(72,587)
Stock-based compensation expense	-	-	10,685	-	-	-	-	-	10,685
Vesting of restricted stock units and exercise of stock options	-	-	(29,316)	-	-	395,617	23,018	-	(6,298)
Dividends declared on common stock ($0.56 per share)	-	-	-	(25,676)	-	-	-	-	(25,676)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	138	138
Disposal of an entity	-	-	(1,381)	(9)	-	-	-	-	(1,390)
Net income	-	-	-	156,915	-	-	-	779	157,694
Balances as of March 31, 2020	47,291,463	$473	$1,333,717	$910,063	$19,850	(2,096,058)	$(170,957)	$22,913	$2,116,059

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$199,190	$157,694
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	73,687	70,583
Amortization of broadcast rights	30,883	37,208
Depreciation of property and equipment	39,468	35,406
Stock-based compensation expense	11,603	10,685
Provision for bad debt	1,067	1,818
Amortization of debt financing costs, debt discounts and premium	3,694	4,636
Loss on extinguishment of debt	989	7,477
Deferred income taxes	(2,390)	(13,011)
Gain on disposal of stations and business units, net	(2,441)	(7,075)
Spectrum repack reimbursements	(5,415)	(12,758)
Payments for broadcast rights	(45,564)	(51,783)
Income on equity investments, net	(29,808)	(14,158)
Distribution from equity investments - return on capital	177,705	170,400
Other operating activities, net	1,687	(618)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(16,466)	(7,268)
Prepaid expenses and other current assets	162	(1,834)
Other noncurrent assets	(1,515)	214
Accounts payable	(1,835)	(18,324)
Accrued expenses and other current liabilities	(29,834)	(10,102)
Income tax payable	62,924	74,750
Other noncurrent liabilities	(19,536)	(18,822)
Net cash provided by operating activities	448,255	415,118
Cash flows from investing activities:
Purchases of property and equipment	(32,103)	(60,134)
Payments for acquisitions, net of cash acquired	-	(63,000)
Proceeds from sale of stations and entities	2,500	362,804
Proceeds from resolution of acquired contingency	-	98,000
Spectrum repack reimbursements from the FCC	5,415	12,758
Other investing activities, net	1,381	601
Net cash provided by (used in) investing activities	(22,807)	351,029
Cash flows from financing activities:
Repayments of long-term debt	(80,357)	(457,328)
Purchase of treasury stock	(121,011)	(72,587)
Common stock dividends paid	(30,365)	(25,676)
Payments for finance lease and capitalized software obligations	(1,354)	(1,792)
Cash paid for shares withheld for taxes	(8,122)	(6,483)
Proceeds from exercise of stock options	2,798	368
Other financing activities, net	39	(652)
Net cash used in financing activities	(238,372)	(564,150)
Net increase in cash, cash equivalents and restricted cash	187,076	201,997
Cash, cash equivalents and restricted cash at beginning of period	169,309	248,678
Cash, cash equivalents and restricted cash at end of period	$356,385	$450,675
Supplemental information:
Interest paid	$82,106	$125,516
Income taxes paid, net of refunds	$5,511	$2,110
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$10,642	$28,024
Noncash purchases of property and equipment	$402	$-
Right-of-use assets obtained in exchange for operating lease obligations	$12,525	$15,977

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

As used in this Quarterly Report on Form 10-Q, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned subsidiary, Nexstar Media Inc., a Delaware corporation; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations, interactive community websites and digital media services. As of March 31, 2021, we owned, operated, programmed or provided sales and other services to 198 full power television stations, including 37 full power television stations owned by consolidated VIEs, and one AM radio station in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of March 31, 2021, the stations reached approximately 39% of all U.S. television households (applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provide sales, programming, and other services to television stations independently owned by third parties. Nexstar also owns NewsNation (formerly WGN America), a live daily national newscast and a national general entertainment cable network, digital multicast network services, various digital products, services and content, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”), and a portfolio of real estate assets.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of independently owned VIEs for which we are the primary beneficiary (See “Variable Interest Entities” section below). Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar’s stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by Coronavirus Disease 2019 (“COVID-19”). In December 2020, the U.S. Food and Drug Administration issued emergency use authorizations of two vaccines for the prevention of COVID-19, with a third one approved in February 2021. COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for the Company’s advertising, retransmission, and digital services, impact the productivity of its workforce, reduce its access to capital, and harm its business and results of operations.

During the first quarter of 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations, its current year to date financial results were higher than the comparable prior year, and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are primarily attributable to the Company’s acquisitions of BestReviews, station WPIX and other stations in 2020 and the continuing signs of recovery from the effects of the COVID-19 pandemic, driven by the mass distribution of COVID-19 vaccines throughout the United States and the U.S. government’s stimulus programs. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity during the first quarter of 2021. As of March 31, 2021, the Company’s unrestricted cash on hand amounted to $339.8 million and the Company had a positive working capital of $646.5 million, both increased from the December 31, 2020 levels of $152.7 million and $479.1 million, respectively. As of March 31, 2021, the Company was also in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $94.7 million and $3.0 million under the respective amended Nexstar and Mission Broadcasting, Inc. (“Mission”) revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of March 31, 2021, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s condensed consolidated financial statements.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2020. The balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Consolidated VIEs

Nexstar consolidates entities in which it is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 8), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each such VIE which permit Nexstar to acquire the assets and assume the liabilities of these VIEs’ stations (except for Mission’s full power television stations KMSS, KPEJ and KLJB), subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2021 with its consolidated VIEs:

Owner	Service Agreements	Full Power Stations
Mission	TBA Only SSA & JSA SSA Only	WFXP, KHMT, KFQX and WPIX KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, WVNY, WXXA and WLAJ KMSS, KPEJ, KLJB, KWBQ, KASY and KRWB
White Knight Broadcasting	SSA & JSA	WVLA, KFXK and KSHV
Vaughan Media, LLC (“Vaughan”)	SSA & JSA	WBDT, WYTV and KTKA
	LMA Only	KNVA
WNAC, LLC	LMA Only	WNAC

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$12,929	$9,066
Accounts receivable, net	22,792	19,800
Prepaid expenses and other current assets	5,745	6,726
Total current assets	41,466	35,592
Property and equipment, net	63,399	61,938
Goodwill	152,058	153,704
FCC licenses	203,967	204,720
Network affiliation agreements, net	91,182	93,466
Other intangible assets, net	613	748
Other noncurrent assets, net	81,481	78,580
Total assets	$634,166	$628,748

Current liabilities:
Interest payable	$460	$495
Other current liabilities	31,694	30,335
Total current liabilities	32,154	30,830
Debt	327,000	327,000
Deferred tax liabilities	29,683	29,433
Other noncurrent liabilities	86,887	82,821
Total liabilities	$475,724	$470,084

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	March 31, 2021	December 31, 2020
Current assets	$4,496	$4,402
Property and equipment, net	15,839	16,137
Goodwill	63,795	63,795
FCC licenses	203,967	204,720
Network affiliation agreements, net	30,797	31,571
Other noncurrent assets, net	2,361	2,568
Total assets	$321,255	$323,193

Current liabilities	$31,694	$30,335
Noncurrent liabilities	116,570	112,254
Total liabilities	$148,264	$142,589

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

	Three Months Ended
	March 31,
	2021	2020
Weighted average shares outstanding - basic	43,297	45,702
Dilutive effect of equity incentive plan instruments	2,124	1,913
Weighted average shares outstanding - diluted	45,421	47,615

During the three months ended March 31, 2021 and 2020, there were no stock options and restricted stock units that were anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

New Accounting Standards Adopted

On May 21, 2020, the SEC issued Final Rule Release No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses to improve the financial information provided to investors, facilitate more timely access to capital, and reduce the complexity and costs to prepare disclosure. SEC Rule 33-10786, among other things, (i) amends the tests used to determine significance and expands the use of proforma financial information; (ii) revises the proforma information requirements; (iii) reduces the maximum number of years for which financial statements under Regulation S-X are required to two years; (iv) permits abbreviated financial statements for certain acquisitions; (v) modifies the disclosure requirements relating to the aggregate effect of acquisitions for which financial statements are not required; and (vi) conforms the significance threshold and tests on both disposed and acquired businesses. The Company adopted SEC Rule 33-10876 effective January 1, 2021. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2020, FASB issued ASU 2020-01, “Investments—Equity securities (Topic 321)” (“ASU 2020-01”), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in ASU 2020-01 are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2020-01 effective January 1, 2021. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Income taxes (Topic 740)—Simplifying the accounting for income taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

On November 19, 2020, the SEC issued Final Rule Release 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” (“SEC Rule 33-10890”), which amends certain sections of Regulation S-K to modernize, simplify, and enhance Management’s Discussion and Analysis (“MD&A”), streamline supplementary financial information and eliminate the requirement to provide certain selected financial data. Key changes include: (i) enhancement and clarification of the disclosure requirements for liquidity and capital resources; (ii) elimination of five years of Selected Financial Data; (iii) replacement of the current requirement for two years of quarterly tabular disclosure only when there are material retrospective changes; (iv) codification of prior SEC guidance on critical accounting estimates; (v) elimination of tabular disclosure of contractual obligations; and (vi) confirming amendments for foreign private issuers. SEC Rule 33-10890 was effective on February 10, 2021. Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021. Registrants may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide disclosure responsive to an amended item in its entirety. The Company is currently assessing the potential impacts the adoption of SEC Rule 33-10890 may have on its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q upon its adoption.

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

Note 3:  Acquisitions and Dispositions

During the three months ended March 31, 2021, there were no acquisitions and no significant dispositions. There were also no significant measurement period adjustments in 2021 related to acquisitions completed in 2020 (See Note 4).

2020 Acquisitions

On January 27, 2020, Nexstar acquired from Sinclair Broadcast Group, Inc. (“Sinclair”) certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $17.9 million in cash funded by cash on hand.

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

The fair values of the assets acquired and liabilities assumed associated with the above acquisitions in the first quarter of 2020 are as follows (in thousands):

Assets acquired
Prepaid expenses and other current assets	$261
Broadcast rights	3,693
Property and equipment	18,806
FCC licenses	15,917
Network affiliation agreements	18,479
Goodwill	4,340
Other intangible assets	5,458
Other noncurrent assets	95
Total assets acquired	67,049
Less: Broadcast rights payable	(3,691)
Accrued expenses and other current liabilities	(144)
Total asset acquired	$63,214

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

The stations’ combined net revenue of $7.7 million and operating income of $4.0 million from the respective acquisition dates to March 31, 2020 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs relating to these acquisitions were not significant during the three months ended March 31, 2020.

Pro forma information for these acquisitions has not been provided given that these acquisitions are not significant pursuant to Rule 1-02 of Regulation S-K and that the Company believes that the impact of the historical financials for financial reporting purposes, both individually and in aggregate, on the Company’s revenue, operating income, net income, and earnings per share is not material.

2020 Dispositions

On January 14, 2020, Nexstar sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net consideration of $12.9 million (net of $2.4 million cash balance of this business that was transferred to the buyer upon sale).

On March 2, 2020, Nexstar completed the sale of Fox affiliate television station KCPQ and MNTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. The proceeds from the sale of the stations were partially used to prepay a portion of Nexstar’s term loans (see Note 8).

Nexstar recognized a $7.1 million net gain from disposal of these stations and business. The net gain that resulted from these divestitures was recorded in the Gain on disposal of stations and entities, net in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.

Note 4:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2021			December 31, 2020
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125,147	$(922,471)	$2,202,676	$3,125,320	$(875,037)	$2,250,283
Other definite-lived intangible assets	1-20	968,000	(303,394)	664,606	1,012,797	(323,879)	688,918
Other intangible assets		$4,093,147	$(1,225,865)	$2,867,282	$4,138,117	$(1,198,916)	$2,939,201

The following table presents the Company’s estimate of amortization expense for the remainder of 2021, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2021 (in thousands):

Remainder of 2021	$217,413
2022	283,663
2023	281,008
2024	279,842
2025	275,710
Thereafter	1,529,646
$2,867,282

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2020	$3,116,302	$(132,294)	$2,984,008	$2,957,114	$(47,410)	$2,909,704
Current year divestitures	(42,475)	42,475	-	-	-	-
Measurement period adjustments	(1,501)	-	(1,501)	(753)	-	(753)
Balances as of March 31, 2021	$3,072,326	$(89,819)	$2,982,507	$2,956,361	$(47,410)	$2,908,951

In January 2021, Nexstar sold certain of its digital businesses’ assets for a nominal price. As such, the gross amount of goodwill of $42.5 million and related accumulated impairment for the same amount were written off. The resulting gain from this disposition was not material.

During the first quarter of 2021, the Company evaluated the ongoing impact of the COVID-19 pandemic and whether a change in facts and circumstances occurred and triggered an impairment event on its indefinite-lived intangible assets, long-lived assets (including finite-lived intangible assets) and reporting units with goodwill. Based on the results of the evaluation, the Company concluded that, as of March 31, 2021, no impairment triggering events had occurred on these assets mainly because as of this date, the Company continued to be profitable and continued to generate positive cash flows from its operations, its current year to date financial results were higher than the comparable prior year, and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are primarily attributable to the Company’s acquisitions of BestReviews, station WPIX and other stations in 2020 and the continuing signs of recovery from the effects of the COVID-19 pandemic, driven by the mass distribution of COVID-19 vaccines throughout the United States and the U.S. government’s stimulus programs. However, given the continued uncertainties caused by the COVID-19 pandemic, the Company will continue to evaluate its indefinite-lived intangible assets, long-lived assets and goodwill for impairment and further assess if an impairment triggering event has occurred in future periods. Any significant adverse changes in future periods to the Company’s operating results or to the general market conditions could reasonably be expected to negatively impact the fair value of its indefinite-lived intangible assets and its reporting units as well as the recoverability of its long-lived assets and may result in future impairment charges which could be material.

Note 5:  Investments

The Company’s investments and their book value balances consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Equity method investments	$1,173,478	$1,321,715
Other equity investments	12,063	12,063
Total investments	$1,185,541	$1,333,778

Equity Method Investments

In the first quarter of 2021, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three months ended March 31, 2021, the income (loss) on equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Income on equity investments, net, before amortization of basis difference	$66,747	$51,097
Amortization of basis difference	(36,939)	(36,939)
Income on equity investments, net	$29,808	$14,158

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805 “Business Combinations.” Additionally, the Company measured its estimated share of the basis difference attributable to investees’ goodwill. The Company amortizes its share of the basis differences attributable to tangible assets and intangible long-lived assets of investees, including TV Food Network, and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in the accompanying Condensed Consolidated Statements of Operations. The Company’s share in these basis differences and related amortization is primarily attributable to its investment in TV Food Network (discussed in more detail below).

Investment in TV Food Network

Nexstar acquired its 31.3% equity investment in TV Food Network through its acquisition of Tribune Media Company (“Tribune”) on September 19, 2019. Nexstar’s partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership.

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2022. Nexstar intends to renew its partnership agreement with Discovery for TV Food Network before expiration. In the event of a liquidation, Nexstar would be entitled to its proportionate share of distributions to partners, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

As of March 31, 2021, Nexstar’s investment in TV Food Network had a book value of $1.155 billion, compared to the $1.302 billion as of December 31, 2020.

As of March 31, 2021, Nexstar had a remaining share in amortizable basis difference of $630.6 million related to its investment in TV Food Network. This amortizable basis difference had a weighted average useful life of approximately 5.3 years as of this date. As of December 31, 2020, Nexstar had a remaining share in amortizable basis difference of $667.6 million related to its investment in TV Food Network. During 2021, there was no change in Nexstar’s share in the basis difference related to the investee’s goodwill.

During the three months ended March 31, 2021, the Company received cash distributions from TV Food Network of $177.7 million, recognized income on equity of this investment of $67.5 million, and recorded amortization of basis difference (expense) related to this investment of $36.8 million.

Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net revenue	$332,633	$320,347
Costs and expenses	119,578	158,635
Income from operations	213,055	161,713
Net income	215,540	165,428
Net income attributable to Nexstar Media Group, Inc.	67,451	51,769

During the first quarter of 2021, the Company evaluated its equity method investments for other-than-temporary impairment (“OTTI”) due to the ongoing impact of the COVID-19 pandemic. Based on the results of the review, the Company determined that there were no negative facts associated with OTTI as of March 31, 2021. The Company may experience future declines in the fair value of its equity method investments, and it may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and financial statement disclosures of the investees as well as the general market conditions. The Company will continue to evaluate its equity method investments in future periods to determine if an OTTI has occurred.

Note 6:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Compensation and related taxes	$74,955	$104,133
Interest payable	54,138	67,885
Network affiliation fees	52,680	34,948
Other	142,977	100,226
	$324,750	$307,192

Note 7:  Retirement and Postretirement Plans

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Media General
	Pension Benefit Plans		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$-	$-	$3	$5
Interest cost	1,850	2,925	80	138
Expected return on plan assets	(4,450)	(4,925)	-	-
Amortization of prior service costs	275	-	(13)	(13)
Amortization of net (gain) loss	-	-	103	43
Net periodic benefit cost (credit)	$(2,325)	$(2,000)	$173	$173

	Tribune
	Pension Benefit Plans		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$307	$248	$-	$-
Interest cost	8,061	13,374	12	33
Expected return on plan assets	(23,578)	(22,341)	-	-
Settlement gain recognized	42	-	-	-
Net periodic benefit cost (credit)	$(15,168)	$(8,719)	$12	$33

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law. The ARPA includes changes to the employer funding requirements for single-employer pension plans and is designed to reduce the amounts of required contributions as a relief. The ARPA also includes multi-employer pension plan funding relief but had no significant impact to us. The two key aspects of the ARPA funding relief for single-employer plans are (i) the extended amortization and “fresh start” of funding shortfalls and (ii) the extended funding interest rate stabilization. Nexstar has no funding shortfalls to amortize but utilized the extended funding interest rate stabilization on its pension benefit plans. This relief increased Nexstar’s funding target attainment to above 100%. As such, Nexstar is currently not required to make contributions to its qualified pension benefit plans in 2021.

During the three months ended March 31, 2020, the Company contributed $5.7 million to its qualified pension plans.

The primary investment objective of the pension benefit plans is to build and ensure an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. To meet this objective, the pension benefit plans seek to earn a rate of return on assets greater than the liability discount rate, with a prudent level of risk and diversification. The current investment policy includes a strategy intended to maintain an adequate level of diversification, subject to normal portfolio risks. While the Company continues to monitor the performance of the pension plans’ assets, the fluctuations resulting from the COVID-19 pandemic have not materially impacted the Company’s financial position or liquidity. To the extent that there is any material deterioration in plan assets, the Company’s pension benefit plans may require additional contributions and/or may negatively impact future pension credit or expense of the Company.

Note 8:  Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Nexstar
Term Loan A, due October 26, 2023	$485,400	$485,400
Team Loan A, due September 19, 2024	620,493	625,850
Term Loan B, due January 17, 2024	799,992	874,992
Term Loan B, due September 18, 2026	2,644,315	2,644,315
5.625% Notes, due July 15, 2027	1,785,000	1,785,000
4.75% Notes, due November 1, 2028	1,000,000	1,000,000
Mission
Revolving loans, due October 26, 2023	327,000	327,000
Total outstanding principal	7,662,200	7,742,557
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2023	(1,454)	(1,584)
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2024	(6,599)	(7,102)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2024	(10,240)	(12,136)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2026	(48,760)	(50,644)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes due 2027	5,805	5,997
Less: unamortized financing costs and discount - Nexstar 4.75% Notes due 2028	(8,845)	(9,085)
Total outstanding debt	7,592,107	7,668,003
Less: current portion	(24,804)	(21,429)
Long-term debt, net of current portion	$7,567,303	$7,646,574

2021 Transactions

During the three months ended March 31, 2021, Nexstar prepaid a total of $75.0 million in principal balance under its Term Loan B due 2024, funded by cash on hand, and the Company also repaid scheduled principal maturities of $5.4 million of its Term Loan A due 2024, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $94.7 million and $3.0 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2021. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2021, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of its default. Mission is a guarantor of Nexstar’s senior secured credit facility, Nexstar’s 5.625% Notes due 2027 and Nexstar’s 4.750% Notes due 2028.

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options, exclusive of stations KMSS, KPEJ and KLJB, to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2021 and 2028, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2021, Nexstar was in compliance with its financial covenants.

Note 9:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studios and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 93 years, some of which may include options to extend the leases from two to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of March 31, 2021 were not material and are excluded.

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Balance Sheet Classification	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$285,156	$282,834
Current lease liabilities	Other current liabilities	$35,842	$35,850
Noncurrent lease liabilities	Other noncurrent liabilities	$237,915	$234,208

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $3,528 as of March 31, 2021 and $3,349 as of December 31, 2020	Property, plant and equipment, net	$7,462	$7,641
Current lease liabilities	Other current liabilities	$1,000	$1,003
Noncurrent lease liabilities	Other noncurrent liabilities	$13,922	$14,172

Weighted Average Remaining Lease Term
Operating leases		8.6 years	8.7 years
Finance leases		10.5 years	10.7 years
Weighted Average Discount Rate
Operating leases		5.3%	5.4%
Finance leases		5.7%	5.7%

Operating lease expense for the three months ended March 31, 2021 was $13.7 million, of which $6.4 million and $7.3 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended March 31, 2020 was $12.2 million, of which $6.2 million and $6.0 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,344	$12,244
Operating cash flows from finance leases	215	228
Financing cash flows from finance leases	251	215

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$35,868	$1,377
2022	49,630	1,803
2023	47,306	1,818
2024	44,366	1,833
2025	31,752	1,879
Thereafter	143,358	11,482
Total future minimum lease payments	352,280	20,192
Less: imputed interest	(78,523)	(5,270)
Total	$273,757	$14,922

The Company as a Lessor

The Company has various arrangements for which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As such, the Company has applied the practical expedient to combine lease and non-lease components in its arrangements as lessor.

Note 10:  Fair Value Measurements

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A due 2023(1)	$483,946	$481,392	$483,816	$480,373
Team Loan A due 2024(1)	613,894	614,315	618,748	619,619
Term Loan B due 2024(1)	789,752	794,616	862,856	865,311
Term Loan B due 2026(1)	2,595,555	2,584,577	2,593,671	2,601,619
5.625% Notes due 2027(2)	1,790,805	1,872,019	1,790,997	1,912,181
4.75% Notes due 2028(2)	991,155	1,002,500	990,915	1,040,000
Mission
Revolving loans due 2023(1)	327,000	324,418	327,000	323,517

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

During the three months ended March 31, 2021, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 4 and 5 for additional information.

Note 11:  Common Stock

On September 1, 2020, Nexstar’s Board of Directors approved an additional $300 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. On January 27, 2021, Nexstar’s Board of Directors also approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A common stock. The new $1.0 billion share repurchase program increased the Company’s existing share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in the first quarter of 2021. During the three months ended March 31, 2021, Nexstar repurchased a total of 808,530 shares of its Class A common stock for $121.0 million, funded by cash on hand. As of March 31, 2021, the remaining available amount under the share repurchase authorization was $1.054 billion.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Note 12:  Income Taxes

Income tax expense was $59.7 million for the three months ended March 31, 2021 compared to $64.3 million for the same period in 2020. The effective tax rates, which decreased in the current year, were 23.1% and 29.0% for each of the respective periods. In 2020, Nexstar recorded an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of the sale of stations to Fox, or a 3.7% decrease to the effective tax rate in 2021. Additionally, certain state contingency reserves decreased as a result of audit settlements. This resulted in a decrease to income tax expense of $6.5 million in 2021, or a 2.5% decrease to the effective tax rate in 2021.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections, including changes due to ongoing impact of the COVID-19 pandemic, could result in significant adjustments to quarterly income tax expense in future periods.

The Company also considered the ongoing impact of COVID-19 in its ability to realize deferred tax assets in the future and determined that such conditions did not change its overall valuation allowance positions.

Note 13:  FCC Regulatory Matters

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the Third Circuit’s decision. The Supreme Court granted certiorari on October 2, 2020. On April 1, 2021, the Supreme Court reversed the Third Circuit’s decision. The effect of the Supreme Court’s ruling will be for the FCC to reinstate the Reconsideration Order, including that order’s elimination of the newspaper/broadcast and radio/television cross-ownership rules, the eight voices test and the JSA attribution rule.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking. Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. As of March 31, 2021, the proceeding remains open.

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

Spectrum

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction in 2016-2017 for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum assets pending the relinquishment of spectrum assets or conversion from UHF to VHF. In 2017, one station that accepted a bid went off the air and the associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized. In 2018, eight stations that accepted bids ceased broadcasting on their previous channels and implemented channel sharing agreements. As such, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized. In 2019, one station that accepted a bid moved to a VHF channel and vacated its former channel after moving to the VHF channel. The associated spectrum asset and liability to surrender spectrum, both amounting to $52.0 million, were derecognized. The remaining station that accepted a bid moved to a VHF channel in April 2020 and vacated its former channel. As such, the associated spectrum asset of $67.2 million and liability to surrender spectrum of $78.0 million were derecognized resulting in a non-cash gain on relinquishment of spectrum of $10.8 million.

The majority of the Company’s television stations did not accept bids to relinquish their television channels. Of those stations, 74 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repack” stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. These funds are not available to reimburse repacking costs for stations which surrendered their spectrum in exchange for consideration and entered into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, followed by subsequent requests for reimbursement of those costs. As of April 6, 2021, verified cost estimates were over $2.216 billion, with additional reimbursements still to be made to repack stations as well as certain low power television and FM radio stations affected by the repack. As of January 7, 2021, the FCC reported that all repack stations had ceased operating on their former channel assignments. This includes all repack stations owned by Nexstar and its VIEs, although the Company will continue to incur costs to convert one station from interim to permanent facilities on its new channel. During the three months ended March 31, 2021 and 2020, the Company spent a total of $4.4 million and $16.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021 and 2020, the Company received $5.4 million and $12.8 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2021, approximately $27.6 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. The Company cannot yet determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

The Company cannot yet fully predict the impact of the incentive auction and subsequent repack on its business.

Exclusivity/Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking which among other things asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances. In March 2014, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. These proceedings remain open. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals or the impact of these proposals if they are adopted.

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

Further, OVDs have begun streaming broadcast programming over the Internet. In September 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

Note 14:  Commitments and Contingencies

Guarantees of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of March 31, 2021, Mission had a maximum commitment of $330.0 million under its amended credit agreement, of which $327.0 million principal balance of debt was outstanding.

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

Local TV Advertising Antitrust Litigation— On March 16, 2018, a group of companies including Nexstar and Tribune (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the DOJ regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Without admitting any wrongdoing, some Defendants, including Tribune, entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The consent decree was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019. The consent decree, which settles claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar and Tribune agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, and to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

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

In connection with Nexstar’s acquisition of Tribune on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

Tribune Chapter 11 Reorganization and Confirmation Order Appeals— On December 8, 2008, Tribune and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On July 23, 2012, the Bankruptcy Court issued an order confirming the Fourth Amended Joint Plan of Reorganization for Tribune and its Subsidiaries (as such plan was subsequently modified by its proponents, the “Plan”). The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed all of the Debtors’ Chapter 11 cases except for Tribune’s Chapter 11 case which continues to be administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of March 31, 2021, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $16.6 million and are estimated to be sufficient to satisfy such obligations.

As of March 31, 2021, all but 141 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers and certain professionals formerly retained by Tribune, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and Tribune thereafter becoming wholly-owned by the Tribune Company employee stock ownership plan. Those lawsuits were brought in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Several of such lawsuits are currently in various stages of appeal to the United States Court of Appeals for the Second Circuit.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income and primarily include professional advisory fees and other costs related to the resolution of unresolved claims. Such amounts were not significant during the three months ended March 31, 2021 and 2020. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2021 and potentially in future periods.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through March 31, 2021 would be approximately $124.0 million. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. A bench trial in the Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Company has completed the Tax Court briefing process and expects an opinion on the merits to be issued in the first half of 2021. The Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court. If Tribune prevails on the tax issue, then there would be no penalty to litigate.

On January 22, 2019, Tribune sold its 5% membership interest in CEV LLC and paid the federal and state taxes due on the deferred gain and the gain on sale of its ownership of CEV LLC through its regular tax reporting process. The sale of Tribune’s ownership interest in CEV LLC has no impact on Tribune’s ongoing dispute with the IRS. On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar pursuant to Nexstar’s merger with Tribune. Nexstar continues to disagree with the IRS’s position that the Chicago Cubs Transactions generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225.0 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $147.0 million of tax payments prior to its merger with Nexstar. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy. Tribune no longer owns any portion of CEV LLC. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate 2014–2015 federal income tax audits. In the third quarter of 2020, the IRS completed its audits of the acquired Tribune entities, and with the exception of Tribune Media Company, all other entity audits have been resolved and closed. For Tribune Media Company, the IRS issued a Revenue Agent's Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails with its position, Nexstar would be required to reduce its tax basis in certain assets resulting in a $40.0 million increase in its federal and state taxes payable and a $140.0 million increase in deferred income tax liability as of March 31, 2021. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax benefits.

Note 15:  Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes (i) television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) NewsNation, a live daily national newscast and a national general entertainment cable network, (iii) digital multicast network services, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) corporate functions, (ii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (iii) digital businesses and (iv) eliminations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended March 31, 2021	Broadcast	Other	Consolidated
Net revenue	$1,092,375	$21,556	$1,113,931
Depreciation	34,030	5,438	39,468
Amortization of intangible assets	71,436	2,251	73,687
Income (loss) from operations	328,724	(43,804)	284,920

Three Months Ended March 31, 2020	Broadcast	Other	Consolidated
Net revenue	$1,074,016	$17,806	$1,091,822
Depreciation	29,775	5,631	35,406
Amortization of intangible assets	69,421	1,162	70,583
Income (loss) from operations	363,027	(58,012)	305,015

As of March 31, 2021	Broadcast	Other	Consolidated
Goodwill	$2,872,629	$109,878	$2,982,507
Assets(1)	12,760,333	587,216	13,347,549

As of December 31, 2020	Broadcast	Other	Consolidated
Goodwill	$2,874,274	$109,734	$2,984,008
Assets(1)	12,352,509	1,051,767	13,404,276

(1)

While the Company's investment in TV Food Network ($1.155 billion at March 31, 2021 and $1.302 billion at December 31, 2020) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company's disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 5.

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended March 31, 2021	Broadcast	Other	Consolidated
Core advertising (local and national)	$411,714	$-	$411,714
Political advertising	5,408	-	5,408
Distribution	621,235		621,235
Digital	46,819	19,571	66,390
Other	5,748	1,985	7,733
Trade	1,451	-	1,451
Total net revenue	$1,092,375	$21,556	$1,113,931

Three Months Ended March 31, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$417,379	$-	$417,379
Political advertising	55,341	-	55,341
Distribution	549,716	-	549,716
Digital	40,326	16,114	56,440
Other	8,460	1,692	10,152
Trade	2,794	-	2,794
Total net revenue	$1,074,016	$17,806	$1,091,822

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three months ended March 31, 2021, revenues from these sources for two of the Company's customers exceeded 10%. Each of these customers represents approximately 12% and 13%, respectively, of the Company’s consolidated net revenues. No single customer provided more than 10% of the Company’s consolidated net revenues during the three months ended March 31, 2020.

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

The Company receives compensation from MVPDs and OVDs in return for the consent to the retransmission of the signals of its television stations and the carriage of NewsNation. Distribution revenue is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Note 16:  Subsequent Events

On April 16, 2021, Nexstar Inc., a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

On April 28, 2021, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.70  per share of its Class A common stock. The dividend is payable on May 28, 2021 to stockholders of record on May 14, 2021.

From April 1, 2021 to May 3, 2021, we repurchased 331,162 shares of our Class A common stock for $49.6 million, funded by cash on hand. As of the filing of this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.004 billion.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: the risks and uncertainties related to the global Coronavirus Disease (“COVID-19”) pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses and our future financial performance; our ability to obtain financial benefits from the recently-passed American Rescue Plan Act of 2021 (“ARPA”); any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; the impact of pending or future litigation; the effects of governmental regulation and future regulation on broadcasting; competition from others in our broadcast television markets; volatility in programming costs; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and the inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

2021 Highlights

•

During the first quarter of 2021, net revenue increased by $22.1 million, or 2.0% compared to the same period in 2020. The increase was primarily due to the incremental revenue from the stations and digital business we acquired in 2020 of $69.3 million and an increase in distribution revenue of our legacy stations of $48.6 million. These increases were partially offset by a decrease in revenue from core advertising of our legacy stations of $10.8 million, primarily due to the ongoing impact of COVID-19, a decrease in revenue from political advertising of legacy stations of $47.8 million as 2021 is not an election year, a decrease in net revenue from our station and business unit divestitures of $31.1 million and a $6.0 million decrease in other revenue of our legacy stations.

•

On January 27, 2021, our Board of Directors approved an additional $1.0 billion new share repurchase program authorizing us to repurchase up to $1.0 billion of our Class A common stock. During the three months ended March 31, 2021, we repurchased a total of 808,530 shares of our Class A common stock for $121.0 million, funded by cash on hand. From April 1, 2021 to May 3, 2021, we repurchased an additional 331,162 shares of our Class A common stock for $49.6 million, funded by cash on hand. As of the filing of this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.004 billion.

•	During the first quarter of 2021, we received $177.7 million in cash distribution from our 31.3% equity method investment in TV Food Network.

•	During the first quarter of 2021, our Board of Directors declared and paid cash dividends of $0.70 per share of our outstanding Class A common stock, or total dividend payments of $30.4 million.

Debt Transactions

•	During the three months ended March 31, 2021, we prepaid a total of $75.0 million in principal balance under our Term Loan B due 2024, funded by cash on hand.

•	During the three months ended March 31, 2021, we repaid scheduled principal maturities of $5.4 million under our Term Loan A due 2024.

Update on COVID-19 Pandemic

The United States economy continued its path to recovery in the first quarter of 2021 with millions of Americans receiving the COVID-19 vaccine, the favorable effects of the U.S. government’s stimulus programs and states and municipalities increasingly reopening and easing movement restrictions and public health initiatives since the outbreak of COVID-19 was first declared as a pandemic by the World Health Organization in March 2020 and as a national emergency by the President of the United States.

During the first quarter of 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations, its current year to date financial results were higher than the comparable prior year, and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are primarily attributable to the Company’s acquisitions of BestReviews, station WPIX and other stations in 2020 and the continuing signs of recovery from the effects of the COVID-19 pandemic, driven by the mass distribution of COVID-19 vaccines throughout the United States and the U.S. government’s stimulus programs. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity during the first quarter of 2021. As of March 31, 2021, the Company’s unrestricted cash on hand amounted to $339.8 million and the Company had a positive working capital of $646.5 million, both increased from the December 31, 2020 levels of $152.7 million and $479.1 million, respectively. As of March 31, 2021, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $94.7 million and $3.0 million under the respective amended Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet the Company’s business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. While we are encouraged by the trends we saw in the first quarter, we remain uncertain of the ultimate effect COVID-19 could have on our business and our future financial performance. To the extent that the pandemic continues to have negative impact on the U.S. economy, our results will be affected. The full extent of the impact of the COVID-19 pandemic on our future business operations will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the availability of effective treatments and vaccines, the speed at which these vaccines are administered, new information which may emerge concerning the severity and impact of the COVID-19 pandemic, and any additional preventative and protective actions that the U.S. government or the Company may direct. We will continue to evaluate the nature and extent of the impact of COVID-19 pandemic on our business, financial condition and liquidity in future periods.

The CARES Act/ARPA

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, deferral of contributions to qualified pension plans and other postretirement benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, we elected to defer $31.7 million of employer social security payments in two equal installments on December 31, 2021 and 2022.

On March 11, 2021, the ARPA was signed into law. The ARPA includes changes to the employer funding requirements for single-employer pension plans and is designed to reduce the amounts of required contributions as a relief. The ARPA also includes multi-employer pension plan funding relief but had no significant impact on Nexstar. The two key aspects of the ARPA funding relief for single-employer plans are extended amortization and “fresh start” of funding shortfalls and extended funding interest rate stabilization. Nexstar has no funding shortfalls but utilized the extended funding interest rate stabilization on its pension benefit plans. This relief increased Nexstar’s funding target attainment and currently requires no cash contribution to its qualified pension benefit plans in 2021.

Overview of Operations

As of March 31, 2021, we owned, operated, programmed or provided sales and other services to 198 full power television stations, including those owned by VIEs, and one AM radio station in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 36 full power television stations are VIEs that are consolidated into our financial statements.

On October 1, 2020, Nexstar Broadcasting, Inc., our wholly-owned subsidiary, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Inc. In connection with this change, effective on November 1, 2020, we merged our two primary operating subsidiaries, Nexstar Inc. and Nexstar Digital, LLC, with Nexstar Inc. surviving the merger as our single operating subsidiary. Accordingly, our broadcasting, network and digital businesses are now operating under the Nexstar Inc. umbrella. On April 16, 2021, Nexstar Inc. changed its name to Nexstar Media Inc.

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

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes in these entities because of (1) the local service agreements we have with their stations, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit us to acquire the assets and assume the liabilities of each of these VIEs’ stations, exclusive of stations KMSS, KPEJ and KLJB, at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

See Note 2, “Variable Interest Entities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on VIEs, including a discussion of the local service agreements we have with these independent third parties.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted an order on reconsideration that eliminated the television JSA attribution rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the FCC’s November 2017 order on reconsideration, and on December 20, 2019 the FCC issued an order that formally reinstated the rule. On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the September 2019 appeals court decision. The Supreme Court granted certiorari on October 2, 2020. On April 1, 2021 the Supreme Court reversed the appeals court decision. The effect of Supreme Court ruling will be for the FCC to reinstate the reconsideration order. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that share a channel with another station since 2018, one station that moved to a VHF channel in 2019, one station that moved to a VHF channel in 2020 and one that went off the air in November 2017. The station that went off the air did not have a significant impact on our financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area.

Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended March 31, 2021 and 2020, the Company spent a total of $4.4 million and $16.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021 and 2020, the Company received $5.4 million and $12.8 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2021, approximately $27.6 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2021 is not an election year, we expect a decrease in political advertising revenue to be reported in 2021 compared to 2020. However, the rescheduling of the 2020 Summer Olympics to 2021 due to the COVID-19 pandemic is expected to increase our core advertising revenue in 2021 if the Summer Olympics occur as scheduled.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue as a percentage of total net revenue:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Core advertising	$411,714	37.0	$417,379	38.2
Political advertising	5,408	0.5	55,341	5.1
Distribution revenue	621,235	55.8	549,716	50.3
Digital	66,390	6.0	56,440	5.2
Other	7,733	0.6	10,152	0.9
Trade revenue	1,451	0.1	2,794	0.3
Total net revenue	$1,113,931	100.0	$1,091,822	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
Net revenue	$1,113,931	100.0	$1,091,822	100.0
Operating expenses (income):
Corporate expenses	43,480	3.9	53,474	4.9
Direct operating expenses, net of trade	447,782	40.2	441,781	40.5
Selling, general and administrative expenses, excluding corporate	199,957	18.0	164,910	15.1
Depreciation	39,468	3.5	35,407	3.2
Amortization of intangible assets	73,687	6.6	70,582	6.5
Amortization of broadcast rights	30,883	2.7	37,208	3.4
Trade expense	1,610	0.1	3,278	0.3
Reimbursement from the FCC related to station repack	(5,415)	(0.5)	(12,758)	(1.2)
Gain on disposal of stations and entities, net	(2,441)	(0.2)	(7,075)	(0.6)
Total operating expenses	829,011		786,807
Income from operations	$284,920		$305,015

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $411.7 million for the three months ended March 31, 2021, compared to $417.4 million for the same period in 2020, a decrease of $5.7 million, or 1.4%. The decrease was primarily due to the ongoing impact of the COVID-19 pandemic on our legacy stations’ core advertising revenue of $10.8 million and a decrease in revenue from our station divestitures of $12.3 million, partially offset by the incremental revenue from television stations we acquired in 2020 of $17.5 million. Our largest advertiser category, automobile, represented approximately 19% and 20% of our core advertising revenue for the three months ended March 31, 2021 and 2020, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 5% during the quarter. The other categories representing our top five were medical/healthcare, attorneys, insurance and lottery, which all increased in 2021. While we are encouraged by the trends we saw in the first quarter, we remain uncertain of the ultimate effect COVID-19 could have on our core advertising revenue in fiscal year 2021. To the extent that the pandemic continues to have negative impacts on the U.S. economy, our results will be affected. However, the rescheduling of the summer Olympics to 2021, also due to the COVID-19 pandemic situation, is expected to increase our core advertising revenue in 2021 if such event occurs as scheduled.

Political advertising revenue was $5.4 million for the three months ended March 31, 2021, compared to $55.3 million for the same period in 2020, a decrease of $49.9 million, or 90.2% as 2021 is not an election year.

Distribution revenue was $621.2 million for the three months ended March 31, 2021, compared to $549.7 million for the same period in 2020, an increase of $71.5 million, or 13.0%. Our legacy stations’ revenue increased by $48.6 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber, renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term), and new distribution agreements with higher contract rates with OVDs. Additionally, our stations acquired in 2020 increased our revenue in 2021 by $38.2 million, partially offset by a decrease in revenue from our station divestitures of $15.3 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $66.4 million for the three months ended March 31, 2021, compared to $56.4 million for the same period in 2020, an increase of $10.0 million, or 17.6%. The increase was primarily due to incremental revenue from the digital business and television stations we acquired in 2020 of $12.1 million, partially offset by a decrease in revenue from station divestitures of $1.9 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $43.5 million for the three months ended March 31, 2021, compared to $53.5 million for the same period in 2020, a decrease of $10.0 million, or 18.7%. This was primarily attributable to a decrease in payroll and severance costs due primarily to reduction in employees and a decrease in legal and professional fees associated with our acquisitions during the first quarter of 2020.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $647.7 million for the three months ended March 31, 2021, compared to $606.7 million for the same period in 2020, an increase of $41.0 million, or 6.8%. The increase was primarily due to expenses associated with our television stations and digital business we acquired in 2020 of $34.8 million (including network, programming and other direct operating costs of $21.1 million). In addition, our legacy stations’ programming costs increased by $19.6 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. These increases were partially offset by a decrease in expense from station divestitures of $16.1 million, and our digital products of $2.8 million.

Depreciation of property and equipment was $39.5 million for the three months ended March 31, 2021, compared to $35.4 million for the same period in 2020, an increase of $4.1 million, or 11.5%, primarily due to incremental depreciation from the television stations and digital business we acquired in 2020 and increased depreciation from newly capitalized assets related to station repacking and other activities.

Amortization of intangible assets was $73.7 million for the three months ended March 31, 2021, compared to $70.6 million for the same period in 2020, an increase of $3.1 million, or 4.4%. This was primarily due to increased amortization from the television stations and digital business we acquired in 2020 of $3.6 million, partially offset by decreases in amortization from our divested stations and certain fully amortized assets.

Amortization of broadcast rights was $30.9 million for the three months ended March 31, 2021, compared to $37.2 million for the same period in 2020, a decrease of $6.3 million, or 17.0%, primarily due to the reduction of NewsNations’ film rights cost as it focus and expand its national newscast programs. The decrease was primarily due to our NewsNation's shift from syndicated programming to national newscast programming in 2020.

Income on equity investments, net

Income on equity investments, net was $29.8 million for the three months ended March 31, 2021, compared to $14.2 million for the same period in 2020, an increase of $15.6 million. The increase was primarily attributable to higher equity in income from our investment in TV Food Network, net of the amortization of basis difference, of $15.7 million.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $17.7 million for the three months ended March 31, 2021, compared to $10.8 million for the same period in 2020, an increase of $6.9 million, primarily attributable to a reduction in estimated interest costs.

Interest Expense, net

Interest expense, net was $72.1 million for the three months ended March 31, 2021, compared to $101.3 million for the same period in 2020, a decrease of $29.2 million, or 28.9%. The decrease was due primarily to the reduction in principal amount of our term loans from prepayments and reduction in the London Inter-Bank Offered Rate ("LIBOR").

Loss on Extinguishment of Debt

During the three months ended March 31, 2021, loss on extinguishment of debt was $1.0 million due to prepayments on our Term Loan B due 2024 of $75.0 million. During the three months ended March 31, 2020, we made prepayments of our term loans amounting to $430.0 million resulting in a loss on extinguishment of debt of $7.5 million.

Income Taxes

Income tax expense was $59.7 million for the three months ended March 31, 2021 compared to $64.3 million for the same period in 2020. The effective tax rates, which decreased in the current year, were 23.1% and 29.0% for each of the respective periods. In 2020, Nexstar recorded an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of the sale of stations to Fox, or a 3.7% decrease to the effective tax rate in 2021. Additionally, certain state contingency reserves decreased as a result of audit settlements. This resulted in a decrease to income tax expense of $6.5 million in 2021, or a 2.5% decrease to the effective tax rate in 2021.

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

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by COVID-19. In December 2020, the U.S. Food and Drug Administration issued emergency use authorizations of two vaccines for the prevention of COVID-19, with a third one approved in February 2021. COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for the Company’s advertising, retransmission, and digital services, impact the productivity of its workforce, reduce its access to capital, and harm its business and results of operations.

The Company continues to monitor the effects COVID-19 could have on its operations and liquidity. During the first quarter of 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations, its current year to date financial results were higher than the comparable prior year, and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are primarily attributable to the Company’s acquisitions of BestReviews, station WPIX and other stations in 2020 and the continuing signs of recovery from the effects of the COVID-19 pandemic, driven by the mass distribution of COVID-19 vaccines throughout the United States and the U.S. government’s stimulus programs. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity during the first quarter of 2021. As of March 31, 2021, the Company’s unrestricted cash on hand amounted to $339.8 million and the Company had a positive working capital of $646.5 million, both increased from the December 31, 2020 levels of $152.7 million and $479.1 million, respectively. As of March 31, 2021, the Company was in compliance with its financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand and has availability to access additional cash up to $94.7 million and $3.0 million under the respective amended Nexstar and Mission revolving credit facilities (with a maturity date of October 2023) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. The Company also believes its leverage is well positioned to withstand the current challenges as the nearest maturity of its outstanding debt will not occur until October 2023. The Company will continue to evaluate the nature and extent of the impact of COVID-19 pandemic on the market conditions, on the Company’s liquidity and financial condition and its best use of operating cash flows in future periods.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$448,255	$415,118
Net cash provided by (used in) investing activities(1)	(22,807)	351,029
Net cash used in financing activities	(238,372)	(564,150)
Net increase in cash, cash equivalents and restricted cash	$187,076	$201,997
Cash paid for interest	$82,106	$125,516
Income taxes paid, net of refunds	$5,511	$2,110

	As of March 31,	As of December 31,
	2021	2020
Cash, cash equivalents and restricted cash	$356,385	$169,309
Long-term debt, including current portion	7,592,107	7,668,003
Unused revolving loan commitments under senior secured credit facilities (1)	97,701	95,662

(1)

Based on covenant calculations as of March 31, 2021, all of the $94.7 million and $3.0 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $33.1 million during the three months ended March 31, 2021, compared to the same period in 2020. This was primarily due to increases in revenue (excluding trade) of $23.5 million, source of cash due to lower interest payments of $43.4 million, an increase in distribution from our equity investment in TV Food Network of $7.3 million and lower payments of broadcast rights of $6.2 million. These increases were partially offset by an increase in our corporate, direct operating and selling, general and administrative expense (excluding non-cash transactions) of $30.1 million, uses of cash resulting from timing of accounts receivable collections of $9.2 million and timing of payments to our vendors of $3.2 million, and higher tax payments of $3.4 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $22.8 million during the three months ended March 31, 2021, compared to net cash flows provided by investing activities of $351.0 million for the same period in 2020.

In 2021, we spent a total of $32.1 million in capital expenditures, partially offset by reimbursements from the FCC related to station repack of $5.6 million and proceeds from the sale of a business unit of $2.5 million.

In 2020, we sold two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively. We also received $98.0 million in cash proceeds from settlement of litigation between Sinclair and Tribune. These increases were reduced by the cash payment we made to acquire two television stations and certain non-license assets for a total cash consideration payment of $63.0 million. Our capital expenditures during the three months ended March 31, 2020 were $60.1 million, primarily due to station repack activities which are reimbursable from the FCC.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $238.4 million during the three months ended March 31, 2021, compared to $564.1 million for the same period in 2020.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $75 million and made scheduled principal payments on our Term Loan A due 2024 of $5.4 million, paid dividends to our common stockholders of $30.4 million ($0.70 per share during each quarter), repurchased common shares of $121.0 million, paid cash for taxes in exchange for shares of common stock withheld of $8.1 million resulting from net share settlements of certain stock-based compensation, and paid for finance lease and software obligations of $1.4 million. These decreases were offset by the proceeds from the exercise of stock option of $2.8 million.

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

Future Sources of Financing and Debt Service Requirements

As of March 31, 2021, the Company had total combined debt of $7.592 billion, net of financing costs and discounts, which represented 74.7% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2021 (in thousands):

	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
Nexstar senior secured credit facility	$4,550,200	$16,072	$597,070	$1,292,742	$2,644,316
Mission senior secured credit facility	327,000	-	327,000	-	-
5.625% Notes due 2027	1,785,000	-	-	-	1,785,000
4.75% Notes due 2028	1,000,000	-	-	-	1,000,000
	$7,662,200	$16,072	$924,070	$1,292,742	$5,429,316

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

The Company had $94.7 million and $3.0 million of total unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2021. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. As discussed above, the ultimate outcome of the COVID-19 pandemic is uncertain at this time and may significantly impact our future operating performance, liquidity and financial position. Any adverse impact of the COVID-19 pandemic may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

On September 1, 2020, Nexstar’s Board of Directors approved an additional $300 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. On January 27, 2021, Nexstar’s Board of Directors also approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A common stock. The new $1.0 billion share repurchase program increased the Company’s existing share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in the first quarter of 2021. During the three months ended March 31, 2021, Nexstar repurchased a total of 808,530 shares of its Class A common stock for $121.0 million, funded by cash on hand. From April 1, 2021 to May 3, 2021, we repurchased an additional 331,162 shares of our Class A common stock for $49.6 million, funded by cash on hand. As of the filing of this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.004 billion.

On April 28, 2021, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.70 per share of its Class A common stock. The dividend is payable on May 28, 2021 to stockholders of record on May 14, 2021.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on our combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of March 31, 2021, we were in compliance with our financial covenant. We believe Nexstar and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due 2027 and 4.75% Notes due 2028 for a period of at least the next 12 months from March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2021, we had outstanding standby letters of credit with various financial institutions amounting to $21.7 million, of which $18.2 million was in support of certain worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Summarized Financial Information

Nexstar Media Inc.’s (a wholly-owned subsidiary of Nexstar and herein referred to as the “Issuer”) 5.625% Notes due 2027 and 4.75% Notes due 2028 are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by Nexstar Media Group, Inc. (“Parent”), Mission (a consolidated VIE) and certain of Nexstar Media Inc.’s restricted subsidiaries (collectively, the “Guarantors” and, together with the Issuer, the “Obligor Group”). The Guarantees are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes due 2027 and the 4.75% Notes due 2028. The Issuer’s 5.625% Notes due 2027 and 4.75% Notes due 2028 are not registered with the SEC.

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

Summarized Balance Sheet Information (in thousands) – Summarized balance sheet information as of March 31, 2021 and December 31, 2020 of the Obligor Group is as follows:

	March 31, 2021	December 31, 2020
Current assets - external	$1,371,625	$1,205,580
Current assets - due from consolidated entities outside of Obligor Group	35,857	35,572
Total current assets	$1,407,482	$1,241,152
Noncurrent assets - external(1)	10,603,048	10,676,397
Noncurrent assets - due from consolidated entities outside of Obligor Group	53,292	53,292
Total noncurrent assets	$10,656,340	$10,729,689
Total current liabilities	$725,943	$727,557
Total noncurrent liabilities	$10,014,300	$10,123,544
Noncontrolling interests	$6,996	$6,951

(1)

Excludes Issuer’s equity investments of $1.186 billion and $1.334 billion as of March 31, 2021 and December 31, 2020, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due 2028 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in thousands):

Three Months Ended
March 31, 2021
Net revenue - external	$1,109,809
Net revenue - from consolidated entities outside of Obligor Group	4,090
Total net revenue	1,113,899
Costs and expenses - external	822,973
Costs and expenses - to consolidated entities outside of Obligor Group	4,284
Total costs and expenses	827,257
Income from operations	$286,642
Net income	$170,785
Net income attributable to Obligor Group	$170,785
Income on equity method investments	$29,808

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that as of March 31, 2021, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s exposure to market risk did not change materially since December 31, 2020.

The term loan borrowings at March 31, 2021 under the Company’s senior secured credit facilities bear interest rates ranging from 1.61% to 2.61%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2021 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $45.5 million, based on the outstanding balances of the Company’s senior secured credit facilities as of March 31, 2021. An increase of 50 basis points in LIBOR would result in a $22.8 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $5.1 million. Since the onset of the COVID-19 pandemic, LIBOR has dropped significantly, and may be more volatile in the future, which could potentially impact our total interest expense. Our 5.625% Notes due 2027 and 4.75% Notes due 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2021, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2021, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Nexstar has not experienced any significant impact to its internal controls over financial reporting related to the COVID-19 pandemic. Nexstar is continually monitoring and assessing the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company is involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the Company believes the resulting liabilities would not have a material adverse effect on its financial condition or results of operations. See Part I, Item 1, Note 14, “Commitments and Contingencies” for detailed discussion of ongoing litigation.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2020, Nexstar’s Board of Directors approved an additional $300 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. On January 27, 2021, Nexstar’s Board of Directors also approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A common stock. The new $1.0 billion share repurchase program increased the Company’s existing share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in the first quarter of 2021. There is no minimum number of shares that the Company is required to repurchase and the repurchase program ha no expiration date and may be suspended or discontinued at any time without prior notice.

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the quarter ended March 31, 2021:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
February 2, 2021	8,730	$114.74	8,730	$1,173,932,949
March 2 - 29, 2021	799,800	$150.03	799,800	1,053,939,430
	808,530	$149.65	808,530

As of March 31, 2021, we had a remaining balance of $1.054 billion available under the share repurchase program.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
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

10.7	Executive Employment Agreement, dated as of September 5, 2019, between Dana Zimmer and Nexstar Media Group, Inc.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

Dated: May 5, 2021