Form 10-Q
period 2021-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2021-08-05
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 3, 2021, the registrant had 41,797,089 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$313,269	$152,701
Restricted cash and cash equivalents	16,608	16,608
Accounts receivable, net of allowance for doubtful accounts of $21,700 and $34,922, respectively	895,451	904,801
Prepaid expenses and other current assets	167,761	135,872
Total current assets	1,393,089	1,209,982
Property and equipment, net	1,592,146	1,604,881
Goodwill	2,982,525	2,984,008
FCC licenses	2,909,951	2,909,704
Network affiliation agreements, net	2,155,242	2,250,283
Other intangible assets, net	640,958	688,918
Investments	1,191,763	1,333,778
Other noncurrent assets, net	421,963	422,722
Total assets(1)	$13,287,637	$13,404,276
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$33,510	$21,429
Accounts payable	140,684	218,418
Broadcast rights payable	74,931	105,557
Accrued expenses	319,413	307,192
Other current liabilities	70,430	78,292
Total current liabilities	638,968	730,888
Debt	7,586,320	7,646,574
Deferred tax liabilities	1,682,231	1,674,008
Other noncurrent liabilities	754,858	815,930
Total liabilities(1)	10,662,377	10,867,400
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2021 and December 31, 2020	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 42,155,609 shares outstanding as of June 30, 2021 and 47,291,463 shares issued, 43,256,828 shares outstanding as of December 31, 2020	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of June 30, 2021 and December 31, 2020	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of June 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	1,327,205	1,362,510
Accumulated other comprehensive income	34,510	34,510
Retained earnings	1,823,706	1,488,031
Treasury stock - at cost; 5,135,854 and 4,034,635 shares as of June 30, 2021 and December 31, 2020, respectively	(575,724)	(367,132)
Total Nexstar Media Group, Inc. stockholders' equity	2,610,170	2,518,392
Noncontrolling interests	15,090	18,484
Total stockholders' equity	2,625,260	2,536,876
Total liabilities and stockholders' equity	$13,287,637	$13,404,276

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The condensed consolidated total assets as of June 30, 2021 and December 31, 2020 include certain assets held by consolidated VIEs of $322.3 million and $323.2 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of June 30, 2021 and December 31, 2020 include certain liabilities of consolidated VIEs of $160.3 million and $142.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue	$1,131,590	$914,633	$2,245,521	$2,006,455
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	462,325	416,639	911,717	861,698
Selling, general and administrative expenses, excluding depreciation and amortization	242,510	193,243	485,947	411,627
Amortization of broadcast rights	31,651	35,740	62,534	72,948
Amortization of intangible assets	73,812	69,512	147,499	140,095
Depreciation of property and equipment	39,904	35,770	79,372	71,176
Reimbursement from the FCC related to station repack	(6,926)	(25,716)	(12,341)	(38,474)
(Gain) loss on disposal of stations and business units, net	(14)	50	(2,455)	(7,025)
Change in the estimated fair value of contingent consideration attributable to a past merger	-	3,933	-	3,933
Gain on relinquishment of spectrum	-	(10,791)	-	(10,791)
Total operating expenses	843,262	718,380	1,672,273	1,505,187
Income from operations	288,328	196,253	573,248	501,268
Income from equity method investments, net	27,116	11,332	56,924	25,490
Interest expense, net	(70,126)	(82,251)	(142,180)	(183,535)
Loss on extinguishment of debt	(63)	-	(1,052)	(7,477)
Pension and other postretirement plans credit, net	17,658	10,762	35,315	21,524
Unrealized gain on equity investments measured at fair value	7,857	-	7,857	-
Other (expenses) income, net	(253)	(549)	(676)	315
Income before income taxes	270,517	135,547	529,436	357,585
Income tax expense	(70,756)	(37,406)	(130,485)	(101,750)
Net income	199,761	98,141	398,951	255,835
Net loss attributable to noncontrolling interests	343	1,454	2,060	675
Net income attributable to Nexstar Media Group, Inc.	$200,104	$99,595	$401,011	$256,510

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$4.70	$2.20	$9.34	$5.64
Diluted	$4.51	$2.13	$8.93	$5.43

Weighted average number of common shares outstanding:
Basic	42,604	45,267	42,948	45,483
Diluted	44,386	46,849	44,901	47,231

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2021 and 2020

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of March 31, 2021	47,291,463	$473	$1,334,415	$1,658,573	$34,510	(4,374,128)	$(453,769)	$16,806	$2,591,008
Purchase of treasury stock	-	-	-	-	-	(926,162)	(137,864)	-	(137,864)
Stock-based compensation expense	-	-	10,418	-	-	-	-	-	10,418
Vesting of restricted stock units and exercise of stock options	-	-	(18,082)	-	-	164,436	15,909	-	(2,173)
Dividends declared on common stock ($0.70 per share)	-	-	-	(29,880)	-	-	-	-	(29,880)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	412	412
Change in reporting entity resulting from common control transactions (Note 3)	-	-	454	(5,091)	-	-	-	(1,785)	(6,422)
Net income (loss)	-	-	-	200,104	-	-	-	(343)	199,761
Balances as of June 30, 2021	47,291,463	$473	$1,327,205	$1,823,706	$34,510	(5,135,854)	$(575,724)	$15,090	$2,625,260

Balances as of March 31, 2020	47,291,463	$473	$1,333,717	$910,063	$19,850	(2,096,058)	$(170,957)	$22,913	$2,116,059
Stock-based compensation expense	-	-	12,749	-	-	-	-	-	12,749
Vesting of restricted stock units and exercise of stock options	-	-	(5,940)	-	-	91,235	6,110	-	170
Dividends declared on common stock ($0.56 per share)	-	-	-	(25,342)	-	-	-	-	(25,342)
Net income (loss)	-	-	-	99,595	-	-	-	(1,454)	98,141
Balances as of June 30, 2020	47,291,463	$473	$1,340,526	$984,316	$19,850	(2,004,823)	$(164,847)	$21,459	$2,201,777

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2021 and 2020

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2020	47,291,463	$473	$1,362,510	$1,488,031	$34,510	(4,034,635)	$(367,132)	$18,484	$2,536,876
Purchase of treasury stock	-	-	-	-	-	(1,734,692)	(258,875)	-	(258,875)
Stock-based compensation expense	-	-	22,021	-	-	-	-	-	22,021
Vesting of restricted stock units and exercise of stock options	-	-	(57,780)	-	-	633,473	50,283	-	(7,497)
Dividends declared on common stock ($1.40 per share)	-	-	-	(60,245)	-	-	-	-	(60,245)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	451	451
Change in reporting entity resulting from common control transactions (Note 3)	-	-	454	(5,091)				(1,785)	(6,422)
Net income (loss)	-	-	-	401,011	-	-	-	(2,060)	398,951
Balances as of June 30, 2021	47,291,463	$473	$1,327,205	$1,823,706	$34,510	(5,135,854)	$(575,724)	$15,090	$2,625,260

Balances as of December 31, 2019	47,291,463	$473	$1,353,729	$778,833	$19,850	(1,541,675)	$(121,388)	$21,996	$2,053,493
Purchase of treasury stock	-	-	-	-	-	(950,000)	(72,587)		(72,587)
Stock-based compensation expense	-	-	23,434	-	-	-	-	-	23,434
Vesting of restricted stock units and exercise of stock options	-	-	(35,256)	-	-	486,852	29,128	-	(6,128)
Dividends declared on common stock ($1.12 per share)	-	-	-	(51,018)	-	-	-	-	(51,018)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	138	138
Disposal of an entity	-	-	(1,381)	(9)	-	-			(1,390)
Net income (loss)	-	-	-	256,510	-	-	-	(675)	255,835
Balances as of June 30, 2020	47,291,463	$473	$1,340,526	$984,316	$19,850	(2,004,823)	$(164,847)	$21,459	$2,201,777

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$398,951	$255,835
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	147,499	140,095
Amortization of broadcast rights	62,534	72,948
Depreciation of property and equipment	79,372	71,176
Stock-based compensation expense	22,021	23,434
Provision for bad debt	3,408	10,372
Amortization of debt financing costs, debt discounts and premium	7,412	8,965
Loss on extinguishment of debt	1,052	7,477
Deferred income taxes	5,816	(11,580)
Gain on disposal of assets	(8,437)	(808)
Gain on relinquishment of spectrum	-	(10,791)
Gain on disposal of stations and business units, net	(2,455)	(7,025)
Change in the estimated fair value of contingent consideration attributable to a merger	-	3,933
Spectrum repack reimbursements	(12,341)	(38,474)
Payments for broadcast rights	(92,269)	(100,894)
Income from equity method investments, net	(56,924)	(25,490)
Unrealized gain on equity investments measured at fair value	(7,857)	-
Distribution from equity method investments - return on capital	207,383	197,092
Other operating activities, net	2,940	(2,247)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	5,268	109,976
Prepaid expenses and other current assets	(1,046)	5,161
Other noncurrent assets	(4,305)	12,134
Accounts payable	(76,904)	13,263
Accrued expenses and other current liabilities	1,952	(92,197)
Income tax payable	(42,153)	104,612
Other noncurrent liabilities	(45,360)	(29,669)
Net cash provided by operating activities	595,557	717,298
Cash flows from investing activities:
Purchases of property and equipment	(66,898)	(115,656)
Payments for acquisitions, net of cash acquired	(8,408)	(63,213)
Proceeds from sale of stations and business units	2,500	362,803
Proceeds from resolution of acquired contingency	-	98,000
Spectrum repack reimbursements	12,341	38,474
Proceeds from disposal of assets	14,154	958
Collection of investment in a loan receivable	2,500	-
Other investing activities, net	701	486
Net cash (used in) provided by investing activities	(43,110)	321,852
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	298,500	-
Repayments of long-term debt	(353,715)	(470,319)
Payments for debt financing costs	(917)	(379)
Purchase of treasury stock	(258,875)	(72,587)
Common stock dividends paid	(60,245)	(51,018)
Payments for finance lease and capitalized software obligations	(9,581)	(6,301)
Cash paid for shares withheld for taxes	(10,884)	(6,784)
Proceeds from exercise of stock options	3,387	656
Other financing activities, net	451	138
Net cash used in financing activities	(391,879)	(606,594)
Net increase in cash, cash equivalents and restricted cash	160,568	432,556
Cash, cash equivalents and restricted cash at beginning of period	169,309	248,678
Cash, cash equivalents and restricted cash at end of period	$329,877	$681,234
Supplemental information:
Interest paid	$141,078	$171,348
Income taxes paid, net of refunds	$172,820	$7,686
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$8,124	$26,296
Noncash purchases of property and equipment	$-	$15,885
Right-of-use assets obtained in exchange for operating lease obligations	$33,655	$21,852

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

As used in this Quarterly Report on Form 10-Q, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned subsidiary, Nexstar Media Inc. (formerly known as Nexstar Inc. and Nexstar Broadcasting, Inc.), a Delaware corporation; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

On April 16, 2021, Nexstar Inc. filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

Nexstar is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations, interactive community websites and digital media services. As of June 30, 2021, we owned, operated, programmed or provided sales and other services to 199 full power television stations, including 37 full power television stations owned by consolidated VIEs, and one AM radio station in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of June 30, 2021, the stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provide sales, programming, and other services to television stations independently owned by third parties. Nexstar also owns NewsNation (formerly WGN America), a live daily national newscast and a national general entertainment cable network, digital multicast network services, various digital products, services and content, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”), and a portfolio of real estate assets.

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

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by the Coronavirus Disease 2019 (“COVID-19”) pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery in the second quarter of 2021. However, with the recent variant strains of the virus, the continued reopening of states for business remains uncertain and the path to economic normalization remains unclear. The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted at this time.

During the three and six months ended June 30, 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are reflective of the economic recovery to date and the incremental operating results from the Company’s acquisitions in 2020. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of June 30, 2021, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of June 30, 2021, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s condensed consolidated financial statements.

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

Consolidated VIEs

Nexstar consolidates entities in which it is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantee of the obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility (see Note 8), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE (exclusive of stations KMSS, KPEJ and KLJB), which permit Nexstar to acquire the assets and assume the liabilities of these VIEs’ stations, subject to FCC consent.

On July 1, 2021, Mission granted Nexstar options to purchase stations KMSS, KPEJ and KLJB from Mission, subject to FCC consent. See Note 16 for discussion of subsequent events.

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2021 with its consolidated VIEs:

Owner	Service Agreements	Full Power Stations
Mission	TBA Only SSA & JSA SSA Only LMA Only	WFXP, KHMT, KFQX and WPIX KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, WVNY, WXXA and WLAJ KMSS, KPEJ, KLJB, KASY, KWBQ, KRWB and KGBT WNAC
White Knight Broadcasting	SSA & JSA	WVLA, KFXK and KSHV
Vaughan Media, LLC (“Vaughan”)	SSA & JSA	WBDT, WYTV and KTKA
	LMA Only	KNVA

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

On May 24, 2021, Mission acquired the license assets of television station KGBT-TV serving the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair Broadcast Group, Inc. (“Sinclair”) for a nominal price. Upon closing of the acquisition, Mission entered into a new SSA with Nexstar for the station. Mission also granted Nexstar an option to purchase the station from Mission, subject to FCC consent. The assets acquired and liabilities assumed were recorded by Mission at fair value at acquisition. As described above, Nexstar has controlling financial interests in Mission and its television stations for financial reporting purposes. As such, Nexstar has consolidated Mission’s recently acquired station KGBT-TV beginning on May 24, 2021.

On June 17, 2021, Mission acquired WNAC-TV, the Fox affiliate full power television station serving the Providence, Rhode Island market, from Super Towers, Inc. (“Super Towers”) (See Note 3). Mission’s purchase of this station allowed its entry into the Rhode Island market. Upon closing of the acquisition, Mission assumed the existing LMA with Nexstar for the acquired station. Mission also granted Nexstar an option to purchase the station from Mission, subject to FCC consent.

Nexstar became the primary beneficiary of WNAC-TV under its previous owner (Super Towers) and has consolidated this station into Nexstar’s financial statements since January 2017. Upon Mission’s acquisition of the station in June 2021, Nexstar continued to be the primary beneficiary and maintained its controlling financial interest in WNAC-TV for financial reporting purposes. As Nexstar is the primary beneficiary of both Mission and WNAC-TV, Mission’s purchase of the station was deemed to be a common control transaction and a change in the reporting entity of Mission. As a common control transaction, Mission recorded the net assets acquired at historical book values, rather than at estimated fair values. For financial reporting purposes, Nexstar continued to consolidate the station at its historical book values and for all periods presented in the accompanying Condensed Consolidated Financial Statements. The net assets of the station have also been included as if it was owned by Mission as of the earliest period presented. Mission is a guarantor of Nexstar’s debt. WNAC-TV was a non-guarantor of any debt within the Nexstar group prior to acquisition by Mission.

On July 1, 2021, Mission entered into new JSAs with Nexstar for stations KMSS, KPEJ, KLJB, KASY, KWBQ, KRWB and KGBT-TV. See Note 16 for discussion of subsequent events.

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$10,942	$9,066
Accounts receivable, net	28,062	19,800
Prepaid expenses and other current assets	9,998	6,726
Total current assets	49,002	35,592
Property and equipment, net	63,184	61,938
Goodwill	152,058	153,704
FCC licenses	204,967	204,720
Network affiliation agreements, net	89,072	93,466
Other intangible assets, net	476	748
Other noncurrent assets, net	86,762	78,580
Total assets	$645,521	$628,748

Current liabilities:
Current portion of debt	$2,250	$-
Other current liabilities	34,976	30,830
Total current liabilities	37,226	30,830
Debt	354,357	327,000
Deferred tax liabilities	32,823	29,433
Other noncurrent liabilities	92,508	82,821
Total liabilities	$516,914	$470,084

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$5,759	$4,402
Property and equipment, net	15,560	16,137
Goodwill	63,795	63,795
FCC licenses	204,967	204,720
Network affiliation agreements, net	30,024	31,571
Other noncurrent assets, net	2,151	2,568
Total assets	$322,256	$323,193

Current liabilities	$34,946	$30,335
Noncurrent liabilities	125,331	112,254
Total liabilities	$160,277	$142,589

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average shares outstanding - basic	42,604	45,267	42,948	45,483
Dilutive effect of equity incentive plan instruments	1,782	1,582	1,953	1,748
Weighted average shares outstanding - diluted	44,386	46,849	44,901	47,231

During the three and six months ended June 30, 2021, there were no stock options and restricted stock units that were anti-dilutive.

During the three months ended June 30, 2020, there were 387,000 stock options and restricted stock units that were anti-dilutive. For the six months ended June 30, 2020, stock options and restricted stock units to acquire a weighted average of 193,000 shares of Class A common stock were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

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

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-01, “Investments—Equity securities (Topic 321)” (“ASU 2020-01”), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in ASU 2020-01 are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2020-01 effective January 1, 2021. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

New Accounting Standards Not Yet Adopted

On November 19, 2020, the SEC issued Final Rule Release 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” (“SEC Rule 33-10890”), which amends certain sections of Regulation S-K to modernize, simplify, and enhance Management’s Discussion and Analysis (“MD&A”), streamline supplementary financial information and eliminate the requirement to provide certain selected financial data. Key changes include: (i) enhancement and clarification of the disclosure requirements for liquidity and capital resources; (ii) elimination of five years of Selected Financial Data; (iii) replacement of the current requirement for two years of quarterly tabular disclosure only when there are material retrospective changes; (iv) codification of prior SEC guidance on critical accounting estimates; (v) elimination of tabular disclosure of contractual obligations; and (vi) confirming amendments for foreign private issuers. SEC Rule 33-10890 was effective on February 10, 2021. Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021. Registrants may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide disclosure responsive to an amended item in its entirety. The Company is currently assessing the potential impacts the adoption of SEC Rule 33-10890 may have on its Annual Reports on Form 10-K upon its adoption.

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

Note 3:  Acquisitions and Dispositions

2021 Common Control Transactions

On June 17, 2021, Mission acquired WNAC-TV, the Fox affiliate in the Providence, Rhode Island market, from Super Towers for $6.5 million in cash. Mission’s purchase of this station allowed its entry into the Rhode Island market. Upon closing of the acquisition, Mission assumed the existing LMA with Nexstar for the acquired station. Mission also granted Nexstar an option to purchase the station from Mission, subject to FCC consent.

As Nexstar is the primary beneficiary of both Mission and WNAC-TV station, Mission’s purchase of this station was deemed as a common control transaction in accordance with the FASB Accounting Standards Codification (“ASC”) 805-50, “Business Combinations—Common Control Transactions” and a change in reporting entity of Mission. As a common control transaction, Mission recorded the net assets acquired at historical book values, rather than at estimated fair values. The excess of purchase price over carrying values of net assets was accounted for as a reduction to retained earnings. For financial reporting purposes, Nexstar continued to consolidate WNAC-TV station at its historical book values and for all periods presented in the accompanying Consolidated Financial Statements. The net assets of the station have also been presented as if they were owned by Mission, a guarantor of Nexstar’s debt, as of the earliest period presented (see Note 2). WNAC-TV was previously a non-guarantor of any debt within the Nexstar group.

On July 6, 2021, Nexstar exercised its options to acquire certain stations owned by Mission and White Knight. See Note 16 for discussion of subsequent events.

2020 Acquisitions

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

The fair values of the assets acquired and liabilities assumed associated with the above acquisitions are as follows (in thousands):

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

The stations’ combined net revenue of $23.1 million and operating income of $7.9 million from the respective acquisition dates to June 30, 2020 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs relating to these acquisitions were not significant during the three and six months ended June 30, 2020.

Pro forma information for these acquisitions has not been provided given that these acquisitions are not significant pursuant to Rule 1-02 of Regulation S-K and that the Company believes that the impact of the historical financials for financial reporting purposes, both individually and in aggregate, on the Company’s revenue, operating income, net income, and earnings per share is not material.

On May 24, 2021, Mission acquired the license assets of station KGBT-TV from Sinclair for a nominal price. See Note 2 for discussion of consolidated VIEs.

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

Nexstar recognized a $7.0 million net gain from disposal of these stations and business. The net gain that resulted from these divestitures was recorded in the Gain on disposal of stations and entities, net in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.

Note 4:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2021			December 31, 2020
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125,147	$(969,905)	$2,155,242	$3,125,320	$(875,037)	$2,250,283
Other definite-lived intangible assets	1-20	970,730	(329,772)	640,958	1,012,797	(323,879)	688,918
Other intangible assets		$4,095,877	$(1,299,677)	$2,796,200	$4,138,117	$(1,198,916)	$2,939,201

During the six months ended June 30, 2021, the Company recorded immaterial measurement period adjustments related to acquisitions completed in 2020.

The following table presents the Company’s estimate of amortization expense for the remainder of 2021, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2021 (in thousands):

Remainder of 2021	$146,330
2022	283,663
2023	281,008
2024	279,842
2025	275,710
Thereafter	1,529,647
$2,796,200

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2020	$3,116,302	$(132,294)	$2,984,008	$2,957,114	$(47,410)	$2,909,704
Current year acquisitions	-	-	-	1,000	-	1,000
Current year divestitures	(42,475)	42,475	-	-	-	-
Measurement period adjustments	(1,483)	-	(1,483)	(753)	-	(753)
Balances as of June 30, 2021	$3,072,344	$(89,819)	$2,982,525	$2,957,361	$(47,410)	$2,909,951

In January 2021, Nexstar sold certain of its digital businesses’ assets for a nominal price. As such, the gross amount of goodwill of $42.5 million and related accumulated impairment for the same amount were written off. The resulting gain from this disposition was not material.

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2021, the Company did not identify events that would trigger impairment assessment.

Note 5:  Investments

The Company’s investments and their book value balances consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Equity method investments	$1,171,843	$1,321,715
Other equity investments	19,920	12,063
Total investments	$1,191,763	$1,333,778

Equity Method Investments

During the three and six months ended June 30, 2021, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three and six months ended June 30, 2021, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income from equity method investments, net, before amortization of basis difference	$64,056	$48,272	$130,803	$99,369
Amortization of basis difference	(36,940)	(36,940)	(73,879)	(73,879)
Income from equity method investments, net	$27,116	$11,332	$56,924	$25,490

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805 “Business Combinations.” Additionally, the Company measured its estimated share of the basis difference attributable to investees’ goodwill. The Company amortizes its share of the basis differences attributable to tangible assets and intangible long-lived assets of investees, including TV Food Network, and records the amortization (the “amortization of basis difference”) as a reduction of income from equity method investments, net in the accompanying Condensed Consolidated Statements of Operations. The Company’s share in these basis differences and related amortization is primarily attributable to its investment in TV Food Network (discussed in more detail below).

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

As of June 30, 2021, Nexstar’s investment in TV Food Network had a book value of $1.154 billion, compared to $1.302 billion as of December 31, 2020.

As of June 30, 2021, Nexstar had a remaining share in amortizable basis difference of $587.7 million related to its investment in TV Food Network. This amortizable basis difference had a weighted average useful life of approximately 5 years as of this date. As of December 31, 2020, Nexstar had a remaining share in amortizable basis difference of $661.3 million related to its investment in TV Food Network. During 2021, there was no change in Nexstar’s share in the basis difference related to the investee’s goodwill.

During the three months ended June 30, 2021, the Company received cash distributions from TV Food Network of $29.7 million, recognized income on equity of this investment of $65.0 million, and recorded amortization of basis difference (expense) related to this investment of $36.8 million.

During the six months ended June 30, 2021, the Company received cash distributions from TV Food Network of $207.4 million, recognized income on equity of this investment of $132.5 million, and recorded amortization of basis difference (expense) related to this investment of $73.6 million.

Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue	$337,129	$307,192	$669,762	$627,539
Costs and expenses	132,051	152,969	251,628	311,604
Income from operations	205,078	154,223	418,133	315,935
Net income	207,701	155,986	423,241	321,414
Net income attributable to Nexstar Media Group, Inc.	64,998	48,814	132,449	100,583

During the three and six months ended June 30, 2021, there were no events or changes in circumstance that triggered the Company for an evaluation of its equity method investments for other-than-temporary impairment.

Note 6:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Compensation and related taxes	$96,707	$104,133
Interest payable	61,575	67,885
Network affiliation fees	56,011	34,948
Other	105,120	100,226
	$319,413	$307,192

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Media General				Tribune
	Pension Benefit Plans		OPEB		Pension Benefit Plans		OPEB
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$3	$5	$307	$248	$-	$-
Interest cost	1,850	2,925	80	138	8,061	13,374	12	33
Expected return on plan assets	(4,450)	(4,925)	-	-	(23,578)	(22,341)	-	-
Amortization of prior service costs	275	-	(13)	(13)	42	-	-	-
Amortization of net loss	-	-	103	43	-	-	-	-
Net periodic benefit cost (credit)	$(2,325)	$(2,000)	$173	$173	$(15,168)	$(8,719)	$12	$33

	Media General				Tribune
	Pension Benefit Plans		OPEB		Pension Benefit Plans		OPEB
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$5	$10	$613	$496	$-	$-
Interest cost	3,700	5,850	160	276	16,122	26,748	24	66
Expected return on plan assets	(8,900)	(9,850)	-	-	(47,156)	(44,682)	-	-
Amortization of prior service costs	550	-	(25)	(26)	84	-	-	-
Amortization of net loss	-	-	205	86	-	-	-	-
Net periodic benefit cost (credit)	$(4,650)	$(4,000)	$345	$346	$(30,337)	$(17,438)	$24	$66

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law. The ARPA includes changes to the employer funding requirements for single-employer pension plans and is designed to reduce the amounts of required contributions as a relief. The ARPA also includes multi-employer pension plan funding relief but had no significant impact on us. The two key aspects of the ARPA funding relief for single-employer plans are (i) the extended amortization and “fresh start” of funding shortfalls and (ii) the extended funding interest rate stabilization. Nexstar has no funding shortfalls to amortize but utilized the extended funding interest rate stabilization on its pension benefit plans. This relief increased Nexstar’s funding target attainment to above 100%. As such, Nexstar is currently not required to make contributions to its qualified pension benefit plans in 2021.

During the six months ended June 30, 2020, the Company contributed $5.7 million to its qualified pension plans.

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

Note 8:  Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Nexstar
Term Loan A, due October 26, 2023	$485,400	$485,400
Team Loan A, due September 19, 2024	615,135	625,850
Term Loan B, due January 17, 2024	799,992	874,992
Term Loan B, due September 18, 2026	2,644,316	2,644,315
5.625% Notes, due July 15, 2027	1,785,000	1,785,000
4.75% Notes, due November 1, 2028	1,000,000	1,000,000
Mission
Term Loan B, due June 3, 2028	300,000	-
Revolving loans, due October 26, 2023	59,000	327,000
Total outstanding principal	7,688,843	7,742,557
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2023	(1,320)	(1,584)
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2024	(6,093)	(7,102)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2024	(9,386)	(12,136)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2026	(46,829)	(50,644)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes due 2027	5,611	5,997
Less: unamortized financing costs and discount - Nexstar 4.75% Notes due 2028	(8,603)	(9,085)
Less: unamortized financing costs and discount - Mission Term Loan B due 2028	(2,393)	-
Total outstanding debt	7,619,830	7,668,003
Less: current portion	(33,510)	(21,429)
Long-term debt, net of current portion	$7,586,320	$7,646,574

2021 Transactions

On June 3, 2021, Mission, a VIE consolidated by Nexstar, amended its senior secured credit facility. The amendment provides for a $300.0 million Term Loan B borrowing, issued at 99.50%, maturing on June 3, 2028 (“Term Loan B, due June 3, 2028”), with quarterly principal installment payments of $750 thousand beginning on October 1, 2021 through April 1, 2028, with the remaining principal balance of $279.8 million payable on the maturity date. The Term Loan B, due June 3, 2028 bears interest at the LIBOR rate of 2.50%, with a 0.00% LIBOR floor, and includes six-months of 101 soft call protection. The net proceeds from the Term Loan B, due June 2028 was used to pay down $268.0 million of Mission’s outstanding loans under its existing revolving credit facilities, pay fees to Nexstar under the SSAs between Nexstar and Mission and for Mission’s general corporate purposes. Concurrent with the closing of Mission’s Term Loan B, due June 3, 2028, Mission reallocated $255.0 million of its unused revolving credit facility to Nexstar.

During the six months ended June 30, 2021, Nexstar prepaid a total of $75.0 million in principal balance under its Term Loan B due 2024, funded by cash on hand, and the Company also repaid scheduled principal maturities of $10.7 million of its Term Loan A due 2024, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $349.7 million and $16.0 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2021. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2021, the Company was in compliance with its financial covenants.

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

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2021 and 2029, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2021, Nexstar was in compliance with its financial covenants.

Note 9:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studios and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 93 years, some of which may include options to extend the leases from one to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of June 30, 2021 were not material.

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Balance Sheet Classification	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$295,915	$282,834
Current lease liabilities	Other current liabilities	$38,794	$35,850
Noncurrent lease liabilities	Other noncurrent liabilities	$247,285	$234,208

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $3,709 as of June 30, 2021 and $3,349 as of December 31, 2020	Property, plant and equipment, net	$7,280	$7,641
Current lease liabilities	Other current liabilities	$997	$1,003
Noncurrent lease liabilities	Other noncurrent liabilities	$13,669	$14,172

Weighted Average Remaining Lease Term
Operating leases		8.1 years	8.7 years
Finance leases		10.2 years	10.7 years
Weighted Average Discount Rate
Operating leases		5.2%	5.4%
Finance leases		5.7%	5.7%

Operating lease expense for the three months ended June 30, 2021 was $14.0 million, of which $6.7 million and $7.3 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended June 30, 2020 was $11.6 million, of which $6.0 million and $5.6 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the six months ended June 30, 2021 was $27.7 million, of which $13.2 million and $14.5 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the six months ended June 30, 2020 was $23.6 million, of which $12.1 million and $11.5 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,784	$23,537
Operating cash flows from finance leases	427	454
Financing cash flows from finance leases	506	434

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$25,636	$910
2022	53,249	1,803
2023	51,050	1,818
2024	47,993	1,833
2025	35,577	1,879
Thereafter	150,170	11,481
Total future minimum lease payments	363,675	19,724
Less: imputed interest	(77,596)	(5,058)
Total	$286,079	$14,666

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Fair value of certain equity investments is based on quoted market price as of the balance sheet date. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A due 2023(1)	$484,080	$472,394	$483,816	$480,373
Team Loan A due 2024(1)	609,042	600,696	618,748	619,619
Term Loan B due 2024(1)	790,606	792,831	862,856	865,311
Term Loan B due 2026(1)	2,597,487	2,571,207	2,593,671	2,601,619
5.625% Notes due 2027(2)	1,790,611	1,896,563	1,790,997	1,912,181
4.75% Notes due 2028(2)	991,397	1,026,300	990,915	1,040,000
Mission
Term Loan B due 2028(1)	297,607	300,216	-	-
Revolving loans due 2023(1)	59,000	57,741	327,000	323,517

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

During the three and six months ended June 30, 2021, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 4 and 5 for additional information.

Note 11:  Common Stock

On September 1, 2020, Nexstar’s Board of Directors approved a $300 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. On January 27, 2021, Nexstar’s Board of Directors also approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A common stock increasing the Company’s share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in the first half of 2021. During the six months ended June 30, 2021, Nexstar repurchased a total of 1.7 million shares of its Class A common stock for $258.8 million, funded by cash on hand. As of June 30, 2021, the remaining available amount under the share repurchase authorization was $916.1 million.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Note 12:  Income Taxes

Income tax expense was $70.8 million for the three months ended June 30, 2021 compared to $37.4 million for the same period in 2020. The effective tax rates were 26.2% and 27.6% for each of the respective periods.

Income tax expense was $130.5 million for the six months ended June 30, 2021, compared to $101.8 million for the same period in 2020. The effective tax rates were 24.6% and 28.5% for each of the respective periods. In 2020, Nexstar recorded an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of the sale of stations to Fox, or a 2.3% decrease to the effective tax rate in 2021. Additionally, certain state contingency reserves decreased as a result of audit settlements. This resulted in a decrease in income tax expense of $6.5 million in 2021, or a 1.2% decrease to the effective tax rate in 2021.

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

Media Ownership

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds are no longer “necessary in the public interest as a result of competition.”

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

Nexstar and other parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018. On September 23, 2019, however, the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the Third Circuit’s decision. The Supreme Court granted certiorari on October 2, 2020 and on April 1, 2021, it reversed the Third Circuit’s decision. Effective June 30, 2021, as a result of the Supreme Court’s ruling, (1) the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule have been eliminated, (2) the eight voices test has been eliminated from the local television ownership rule, and (3) the “top four” prohibition of the local television ownership rule remains but is subject to case-by-case review.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking, seeking comment among other things on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. On June 4, 2021, the FCC issued a public notice soliciting further comment to update the record in the 2018 quadrennial review.  Comments and reply comments in response to this public notice are due in September and October 2021.

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

The majority of the Company’s television stations did not accept bids to relinquish their television channels. Of those stations, 74 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repack” stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. These funds are not available to reimburse repacking costs for stations which surrendered their spectrum in exchange for consideration and entered into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, followed by subsequent requests for reimbursement of those costs. As of April 6, 2021, verified cost estimates were over $2.216 billion, with additional reimbursements still to be made to repack stations as well as certain low power television and FM radio stations affected by the repack. As of January 7, 2021, the FCC reported that all repack stations had ceased operating on their former channel assignments. This includes all repack stations owned by Nexstar and its VIEs, although the Company will continue to incur costs to convert one station from interim to permanent facilities on its new channel. During the three and six months ended June 30, 2021, the Company spent a total of $1.0 million and $5.4 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2020, the Company spent a total of $13.0 million and $29.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2021, the Company received $6.9 million and $12.3 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2020, the Company received $25.7 million and $38.5 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

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

Further, online video distributors (“OVDs”) have begun streaming broadcast programming over the Internet. In September 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015, and the proceeding remains open. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

Note 14:  Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of June 30, 2021, Mission had a maximum commitment of $375.0 million under its amended credit agreement, of which $359.0 million principal balance of debt was outstanding.

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

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of June 30, 2021, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $16.6 million and are estimated to be sufficient to satisfy such obligations.

As of June 30, 2021, all but 141 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers and certain professionals formerly retained by Tribune, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and Tribune thereafter becoming wholly-owned by the Tribune Company employee stock ownership plan. Those lawsuits were brought in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. Several of such lawsuits are currently in various stages of appeal to the United States Court of Appeals for the Second Circuit.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income and primarily include professional advisory fees and other costs related to the resolution of unresolved claims. Such amounts were not significant during the three and six months ended June 30, 2021 and 2020. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2021 and potentially in future periods.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through June 30, 2021 would be approximately $127.0 million. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. A bench trial in the Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Company has completed the Tax Court briefing process and expects an opinion on the merits to be issued in 2021. The Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court. If Tribune prevails on the tax issue, then there would be no penalty to litigate.

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

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate 2014–2015 federal income tax audits. In the third quarter of 2020, the IRS completed its audits of the acquired Tribune entities, and with the exception of Tribune Media Company, all other entity audits have been resolved and closed. For Tribune Media Company, the IRS issued a Revenue Agent's Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails with its position, Nexstar would be required to reduce its tax basis in certain assets resulting in a $40.0 million increase in its federal and state taxes payable and a $140.0 million increase in deferred income tax liability as of June 30, 2021. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax benefits.

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

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended June 30, 2021	Broadcast	Other	Consolidated
Net revenue	$1,108,291	$23,299	$1,131,590
Depreciation of property and equipment	35,300	4,604	39,904
Amortization of intangible assets	71,650	2,162	73,812
Income (loss) from operations	323,411	(35,083)	288,328

Six Months Ended June 30, 2021	Broadcast	Other	Consolidated
Net revenue	$2,200,666	$44,855	$2,245,521
Depreciation of property and equipment	69,330	10,042	79,372
Amortization of intangible assets	143,086	4,413	147,499
Income (loss) from operations	652,135	(78,887)	573,248

Three Months Ended June 30, 2020	Broadcast	Other	Consolidated
Net revenue	$891,459	$23,174	$914,633
Depreciation of property and equipment	30,316	5,454	35,770
Amortization of intangible assets	68,605	907	69,512
Income (loss) from operations	218,393	(22,140)	196,253

Six Months Ended June 30, 2020	Broadcast	Other	Consolidated
Net revenue	$1,965,475	$40,980	$2,006,455
Depreciation of property and equipment	60,091	11,085	71,176
Amortization of intangible assets	138,026	2,069	140,095
Income (loss) from operations	581,420	(80,152)	501,268

As of June 30, 2021	Broadcast	Other	Consolidated
Goodwill	$2,872,628	$109,897	$2,982,525
Assets(1)	12,053,934	1,233,703	13,287,637

As of December 31, 2020	Broadcast	Other	Consolidated
Goodwill	$2,874,274	$109,734	$2,984,008
Assets(1)	12,352,509	1,051,767	13,404,276

(1) While the Company's investment in TV Food Network ($1.154 billion at June 30, 2021 and $1.302 billion at December 31, 2020) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company's disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 5.

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended June 30, 2021	Broadcast	Other	Consolidated
Core advertising (local and national)	$423,458	$-	$423,458
Political advertising	8,511	-	8,511
Distribution	616,949	-	616,949
Digital	51,564	21,857	73,421
Other	5,369	1,442	6,811
Trade	2,440	-	2,440
Total net revenue	$1,108,291	$23,299	$1,131,590

Six Months Ended June 30, 2021	Broadcast	Other	Consolidated
Core advertising (local and national)	$835,172	$-	$835,172
Political advertising	13,919	-	13,919
Distribution	1,238,184	-	1,238,184
Digital	98,383	41,428	139,811
Other	11,117	3,427	14,544
Trade	3,891	-	3,891
Total net revenue	$2,200,666	$44,855	$2,245,521

Three Months Ended June 30, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$298,203	$37	$298,240
Political advertising	21,566	-	21,566
Distribution	534,652	1,892	536,544
Digital	27,134	19,527	46,661
Other	6,945	1,718	8,663
Trade	2,959	-	2,959
Total net revenue	$891,459	$23,174	$914,633

Six Months Ended June 30, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$715,581	$38	$715,619
Political advertising	76,907	-	76,907
Distribution	1,084,368	1,892	1,086,260
Digital	67,461	35,640	103,101
Other	15,405	3,410	18,815
Trade	5,753	-	5,753
Total net revenue	$1,965,475	$40,980	$2,006,455

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three and six months ended June 30, 2021, revenues from these sources for two of the Company's customers exceeded 10%. Each of these customers represents approximately 12% and 13% of the Company’s consolidated net revenues during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, revenues from these sources for three of the Company's customers exceeded 10%. Each of these customers represents approximately 14%, 14% and 12% of the Company’s consolidated net revenues during the three months ended June 30, 2020, and 13%, 13% and 11% of the Company’s consolidated net revenues during the six months ended June 30, 2020.

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

Note 16:  Subsequent Events

On July 1, 2021, Mission entered into new JSAs with Nexstar for Mission owned stations KMSS, KPEJ, KLJB, KASY, KWBQ, KRWB and KGBT-TV. On July 1, 2021, Mission also granted Nexstar options to purchase stations KMSS, KPEJ and KLJB from Mission, subject to FCC consent.

On July 6, 2021, Nexstar exercised its options to acquire KGBT-TV, the full power television station in the Harlingen-Weslaco-Brownsville-McAllen, Texas market, KJBO-LP, the low power television station in the Wichita Falls, Texas market, and KCPN-LP, the low power television station in the Amarillo, Texas market from Mission. The purchase price for each Mission station (to be funded through cash on hand prior to closing) is equal to the greater of (i) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (ii) the amount of its indebtedness. On July 6, 2021, Nexstar also exercised its options to acquire KSHV, the full power television station in the Shreveport, Louisiana market and KTPN-LD, the low power television station in the Tyler-Longview, Texas market from White Knight. The purchase price for each White Knight station (to be funded through cash on hand prior to closing) is equal to the greater of (i) six times the station’s net income, as defined in the option agreement, or (ii) $100,000. These stations are consolidated into Nexstar’s financial statements as VIEs (see Note 2). The proposed station acquisitions are also subject to FCC approval and other customary conditions and Nexstar projects them to close in 2021.

On July 28, 2021, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.70 per share of its Class A common stock. The dividend is payable on August 27, 2021 to stockholders of record on August 13, 2021.

On July 28, 2021, Nexstar prepaid $75.0 million of the outstanding principal balance under its Term Loan B due 2024, funded by cash on hand.

From July 1, 2021 to August 2, 2021, we repurchased 360,270 shares of our Class A common stock for $52.5 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $863.6 million.

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

As a result of our deemed controlling financial interests in the consolidated VIEs in accordance with U.S. GAAP, we consolidate their financial position, results of operations and cash flows as if they were wholly-owned entities (See Note 2 to our Condensed Consolidated Financial Statements for VIE discussion). We believe this presentation is meaningful for understanding our financial performance. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: the risks and uncertainties related to the global Coronavirus Disease (“COVID-19”) pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses and our future financial performance; our ability to obtain financial benefits from the American Rescue Plan Act of 2021 (“ARPA”); any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; the impact of pending or future litigation; the effects of governmental regulation and future regulation on broadcasting; competition from others in our broadcast television markets; volatility in programming costs; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and the inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

2021 Highlights

•

During the second quarter of 2021, net revenue increased by $217.0 million, or 23.7%, compared to the same period in 2020. The increase was primarily due to an increase in revenue from core advertising of our legacy stations of $109.1 million, primarily due to recovery from the adverse effects of the COVID-19 pandemic on our revenue during the second quarter of 2020, incremental revenue from the stations and digital business we acquired in 2020 of $57.2 million, an increase in distribution revenue of our legacy stations of $51.5 million, and a net increase in digital revenue of our legacy stations and other digital businesses of $15.4 million. These increases were partially offset by a decrease in revenue from political advertising of legacy stations of $15.0 million, as 2021 is not an election year.

•

During the three and six months ended June 30, 2021, we repurchased a total of 926,162 shares and 1,734,692 shares, respectively, of our Class A common stock for $137.8 million and $258.8 million, respectively, funded by cash on hand. From July 1, 2021 to August 2, 2021, we repurchased an additional 360,270 shares of our Class A common stock for $52.5 million, funded by cash on hand. As of the filing of this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $863.6 million.

•

During the three and six months ended June 30, 2021, we received a total of $29.7 million and $207.4 million, respectively, in cash distribution from our 31.3% equity method investment in TV Food Network.

•

For each of the first two quarters of 2021, our Board of Directors declared and paid cash dividends of $0.70 per share of our outstanding Class A common stock, or total dividend payments of $60.2 million.

•

On April 16, 2021, Nexstar Inc. (formerly Nexstar Broadcasting, Inc.), a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

•

Effective June 30, 2021, as a result of a Supreme Court ruling, the FCC’s television JSA attribution rule has been eliminated. On July 1, 2021, Mission Broadcasting, Inc. (“Mission”) entered into new JSAs with Nexstar for Mission owned stations KMSS, KPEJ, KLJB, KASY, KWBQ, KRWB and KGBT-TV. On July 1, 2021, Mission also granted Nexstar options to purchase stations KMSS, KPEJ and KLJB from Mission, subject to FCC consent.

•

On July 6, 2021, Nexstar exercised its options to acquire KGBT-TV, the full power television station in the Harlingen-Weslaco-Brownsville-McAllen, Texas market, KJBO-LP, the low power television station in the Wichita Falls, Texas market, and KCPN-LP, the low power television station in the Amarillo, Texas market from Mission. The purchase price for each Mission station (to be funded through cash on hand prior to closing) is equal to the greater of (i) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (ii) the amount of its indebtedness. On July 6, 2021, Nexstar also exercised its options to acquire KSHV, the full power television station in the Shreveport, Louisiana market and KTPN-LD, the low power television station in the Tyler-Longview, Texas market from White Knight. The purchase price for each White Knight station (to be funded through cash on hand prior to closing) is equal to the greater of (i) six times the station’s net income, as defined in the option agreement, or (ii) $100,000. These stations are consolidated into Nexstar’s financial statements as VIEs (see Note 2). The proposed station acquisitions are also subject to FCC approval and other customary conditions and Nexstar projects them to close in 2021.

Debt Transactions

•

On June 3, 2021, Mission, a VIE consolidated by Nexstar, amended its senior secured credit facility. The amendment provides for a $300.0 million Term Loan B borrowing, issued at 99.50%, maturing on June 3, 2028 (“Term Loan B, due June 3, 2028”). The net proceeds from the Term Loan B, due June 2028 were used to pay down $268.0 million of Mission’s outstanding loans under its existing revolving credit facilities, pay fees to Nexstar under the shared services agreements between Nexstar and Mission and for Mission’s general corporate purposes. Concurrent with the closing of the Term Loan B, due June 3, 2028, Mission reallocated $255.0 million of its revolving credit facility commitments to Nexstar.

•	During the six months ended June 30, 2021, we prepaid a total of $75.0 million in principal balance under our Term Loan B due 2024, funded by cash on hand.

•	During the six months ended June 30, 2021, we repaid scheduled principal maturities of $10.7 million under our Term Loan A due 2024.

•	On July 28, 2021, Nexstar prepaid $75.0 million of the outstanding principal balance under its Term Loan B due 2024, funded by cash on hand.

Update on COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery in the second quarter of 2021. During the three and six months ended June 30, 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are reflective of the economic recovery to date and the incremental operating results from the Company’s acquisitions in 2020. However, with the recent variant strains of the virus, the continued reopening of states for business remains uncertain and the path to economic normalization remains unclear. The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted at this time.

The CARES Act/ARPA

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, deferral of contributions to qualified pension plans and other postretirement benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, we elected to defer employer social security tax in 2020 totaling to $31.7 million, which payments will be made in two equal installments on December 31, 2021 and 2022.

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

Overview of Operations

As of June 30, 2021, we owned, operated, programmed or provided sales and other services to 199 full power television stations, including those owned by VIEs, and one AM radio station in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 38 full power television stations owned by independent third parties, of which 37 full power television stations are VIEs that are consolidated into our financial statements.

On April 16, 2021, Nexstar Inc. (formerly Nexstar Broadcasting, Inc.), a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

We guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes due 2027 and our 4.75% Notes due 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2021 and 2029) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Effective June 30, 2021, as a result of a Supreme Court ruling, the FCC’s television JSA attribution rule has been eliminated. On July 1, 2021, Mission entered into new JSAs with Nexstar for Mission owned stations KMSS, KPEJ, KLJB, KASY, KWBQ, KRWB and KGBT-TV. On July 1, 2021, Mission also granted Nexstar options to purchase stations KMSS, KPEJ and KLJB from Mission, subject to FCC consent.

See Note 2, “Variable Interest Entities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on VIEs, including a discussion of the local service agreements we have with these independent third parties.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted an order on reconsideration that eliminated the television JSA attribution rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the FCC’s November 2017 order on reconsideration, and on December 20, 2019 the FCC issued an order that formally reinstated the rule. On April 17, 2020, the FCC and a group of media industry stakeholders (including Nexstar) filed separate petitions for certiorari requesting that the U.S. Supreme Court review the September 2019 appeals court decision. The Supreme Court granted certiorari on October 2, 2020. On April 1, 2021 the Supreme Court reversed the appeals court decision. As a result of the Supreme Court ruling, the television JSA attribution rule has been rescinded effective June 30, 2021. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. In July 2017, the Company received $478.6 million in gross proceeds from the FCC for eight stations that have shared a channel with another station since 2018, one station that moved to a VHF channel in 2019, one station that moved to a VHF channel in 2020 and one that went off the air in November 2017. The station that went off the air did not have a significant impact on our financial results because it was located in a remote rural area of the country and the Company has other stations which serve the same area.

Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three and six months ended June 30, 2021, the Company spent a total of $1.0 million and $5.4 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2020, the Company spent a total of $13.0 million and $29.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2021, the Company received $6.9 million and $12.3 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2020, the Company received $25.7 million and $38.5 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2021 is not an election year, we expect a decrease in political advertising revenue to be reported in 2021 compared to 2020. However, the rescheduling of the 2020 Summer Olympics to July 2021 is expected to increase our core advertising revenue in the third quarter of the current year.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue as a percentage of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Core advertising	$423,458	37.5	$298,240	32.6	$835,172	37.2	$715,619	35.6
Political advertising	8,511	0.8	21,566	2.4	13,919	0.6	76,907	3.8
Distribution revenue	616,949	54.5	536,544	58.7	1,238,184	55.1	1,086,260	54.1
Digital	73,421	6.5	46,661	5.1	139,811	6.2	103,101	5.1
Other	6,811	0.5	8,663	0.9	14,544	0.7	18,815	1.1
Trade revenue	2,440	0.2	2,959	0.3	3,891	0.2	5,753	0.3
Total net revenue	$1,131,590	100.0	$914,633	100.0	$2,245,521	100.0	$2,006,455	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$1,131,590	100.0	$914,633	100.0	$2,245,521	100.0	$2,006,455	100.0
Operating expenses (income):
Corporate expenses	41,943	3.7	35,399	3.9	85,423	3.8	88,873	4.4
Direct operating expenses, net of trade	459,630	40.6	413,742	45.2	907,412	40.4	855,523	42.6
Selling, general and administrative expenses, excluding corporate	200,567	17.7	157,844	17.3	400,524	17.8	322,754	16.1
Depreciation of property and equipment	39,904	3.5	35,770	3.9	79,372	3.5	71,176	3.5
Amortization of intangible assets	73,812	6.5	69,512	7.6	147,499	6.6	140,095	7.0
Amortization of broadcast rights	31,651	2.8	35,740	3.9	62,534	2.7	72,948	3.7
Trade expense	2,695	0.2	2,897	0.3	4,305	0.2	6,175	0.3
Reimbursement from the FCC related to station repack	(6,926)	(0.6)	(25,716)	(2.8)	(12,341)	(0.5)	(38,474)	(1.9)
Change in the estimated fair value of contingent consideration attributable to a merger	-	-	3,933	0.4	-	-	3,933	0.2
Gain on relinquishment of spectrum	-	-	(10,791)	(1.2)	-	-	(10,791)	(0.5)
Gain on disposal of stations and business units, net	(14)	-	50	-	(2,455)	(0.1)	(7,025)	(0.4)
Total operating expenses	843,262		718,380		1,672,273		1,505,187
Income from operations	$288,328		$196,253		$573,248		$501,268

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $423.5 million for the three months ended June 30, 2021, compared to $298.2 million for the same period in 2020, an increase of $125.3 million, or 42.0%. The increase was primarily due to an increase in our legacy stations’ core advertising revenue of $109.1 million, primarily due to recovery from the adverse effects of the COVID-19 pandemic during the second quarter of 2020, and incremental revenue from television stations we acquired in 2020 of $16.1 million. Our largest advertiser category, automobile, represented approximately 15% and 14% of our core advertising revenue for the three months ended June 30, 2021 and 2020, respectively. Overall, including past results of our newly acquired stations, automobile revenues increased by approximately 60% during the quarter. The other categories representing our top five were attorneys, medical/healthcare, home repair/manufacturing, and insurance, which all increased in 2021. While we are encouraged by the positive trends we saw during the six months ended June 30, 2021, we remain unclear as to the path of economic normalization amid the recent variant strains of COVID-19. To the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected. However, the rescheduling of the summer Olympics to July 2021 is expected to increase our core advertising revenue in the third quarter of the current year for our NBC affiliated stations.

Political advertising revenue was $8.5 million for the three months ended June 30, 2021, compared to $21.6 million for the same period in 2020, a decrease of $13.1 million, as 2021 is not an election year.

Distribution revenue was $616.9 million for the three months ended June 30, 2021, compared to $536.5 million for the same period in 2020, an increase of $80.4 million, or 15.0%. Our legacy stations’ revenue increased by $51.5 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber and renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term). Additionally, our stations acquired in 2020 increased our revenue in 2021 by $28.9 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $73.4 million for the three months ended June 30, 2021, compared to $46.7 million for the same period in 2020, an increase of $26.7 million, or 57.3%. The increase was primarily due to incremental revenue from the digital business and television stations we acquired in 2020 of $12.1 million and a net increase in revenue from our legacy stations and other digital businesses of $15.4 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $41.9 million for the three months ended June 30, 2021, compared to $35.4 million for the same period in 2020, an increase of $6.5 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $660.2 million for the three months ended June 30, 2021, compared to $571.6 million for the same period in 2020, an increase of $88.6 million, or 15.5%. The increase was primarily due to expenses associated with our television stations and digital business we acquired in 2020 of $44.3 million. In addition, our legacy stations’ programming costs increased by $13.5 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. Our legacy stations’ and other business units’ other operating expenses increased by $32.4 million, primarily due to recovery from COVID-19 and increase in sales and promotional costs to drive revenue.

Depreciation of property and equipment was $39.9 million for the three months ended June 30, 2021, compared to $35.8 million for the same period in 2020, an increase of $4.1 million.

Amortization of intangible assets was $73.8 million for the three months ended June 30, 2021, compared to $69.5 million for the same period in 2020, an increase of $4.3 million.

Amortization of broadcast rights was $31.7 million for the three months ended June 30, 2021, compared to $35.7 million for the same period in 2020, a decrease of $4.0 million.

Certain of the Company’s stations were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels by the prescribed FCC deadline of July 13, 2020 and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended June 30, 2021 and 2020, we received a total of $6.9 million and $25.7 million, respectively, in reimbursements from the FCC which we recognized as operating income.

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

Income from equity method investments, net

Income from equity method investments, net was $27.1 million for the three months ended June 30, 2021, compared to $11.3 million for the same period in 2020, an increase of $15.8 million. The increase was primarily attributable to higher equity in income from our investment in TV Food Network, net of the amortization of basis difference, of $16.2 million.

Interest Expense, net

Interest expense, net was $70.1 million for the three months ended June 30, 2021, compared to $82.3 million for the same period in 2020, a decrease of $12.2 million, or 14.7%. The decrease was due primarily to the combined effect of reductions in outstanding balance of debt and London Inter-Bank Offered Rate ("LIBOR") as of June 30, 2021 compared to the same period in 2020.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $17.7 million for the three months ended June 30, 2021, compared to $10.8 million for the same period in 2020, an increase of $6.9 million.

Unrealized gain on equity investment measured at fair value

In 2021, we recognized a $7.9 million unrealized gain on a certain equity investment that has a readily determinable fair value.

Income Taxes

Income tax expense was $70.8 million for the three months ended June 30, 2021 compared to $37.4 million for the same period in 2020. The effective tax rates were 26.2% and 27.6% for each of the respective periods.

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

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $835.2 million for the six months ended June 30, 2021, compared to $715.6 million for the same period in 2020, an increase of $119.6 million, or 16.7%. The increase was primarily due to an increase in our legacy stations’ core advertising revenue of $99.8 million, primarily due to recovery from the adverse effects of the COVID-19 pandemic on our revenue during the second quarter of 2020 and incremental revenue from television stations we acquired in 2020 of $32.0 million, partially offset by a decrease in revenue from station divestitures of $12.3 million. Our largest advertiser category, automobile, represented approximately 17% of our core advertising revenue for each of the six months ended June 30, 2021 and 2020. Overall, including past results of our newly acquired stations, automobile revenues increased by approximately 17% in 2021. The other categories representing our top five were attorneys, medical/healthcare, home repair/manufacturing and insurance, which all increased in 2021. While we are encouraged by the positive trends we saw during the six months ended June 30, 2021, we remain unclear as to the path of economic normalization amid the recent variant strains of COVID-19. To the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected. However, the rescheduling of the summer Olympics to July 2021 is expected to increase our core advertising revenue in the third quarter of the current year for our NBC affiliated stations.

Political advertising revenue was $13.9 million for the six months ended June 30, 2021, compared to $76.9 million for the same period in 2020, a decrease of $63.0 million, as 2021 is not an election year.

Distribution revenue was $1.238 billion for the six months ended June 30, 2021, compared to $1.086 billion for the same period in 2020, an increase of $151.9 million, or 14.0%. Our legacy stations’ revenue increased by $101.6 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber and renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term). Additionally, our stations acquired in 2020 increased our revenue in 2021 by $65.6 million, partially offset by a decrease in revenue from our station divestitures of $15.3 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $139.8 million for the six months ended June 30, 2021, compared to $103.1 million for the same period in 2020, an increase of $36.7 million, or 35.6%. The increase was primarily due to incremental revenue from the digital business and television stations we acquired in 2020 of $23.8 million and a net increase in revenue from our legacy stations’ and other digital businesses of $15.7 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $85.4 million for the six months ended June 30, 2021, compared to $88.9 million for the same period in 2020, a decrease of $3.5 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense), were $1.308 billion for the six months ended June 30, 2021 compared to $1.178 billion for the same period in 2020, an increase of $129.7 million, or 11.0%. The increase was primarily due to expenses associated with our television stations and digital business we acquired in 2020 of $82.8 million, partially offset by station divestitures of $19.9 million. In addition, our legacy stations’ programming costs increased by $28.9 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. Our legacy stations’ and business units’ other operating expenses increased by $37.8 million, primarily due to recovery from COVID-19 pandemic and increase in sales and promotional costs to drive revenue.

Depreciation of property and equipment was $79.4 million for the six months ended June 30, 2021, compared to $71.2 million for the same period in 2020, an increase of $8.2 million.

Amortization of intangible assets was $147.5 million for the six months ended June 30, 2021, compared to $140.1 million for the same period in 2020, an increase of $7.4 million.

Amortization of broadcast rights was $62.5 million for the six months ended June 30, 2021, compared to $72.9 million for the same period in 2020, a decrease of $10.4 million, or 14.3%. The decrease was primarily due to the reduction of NewsNation’s film rights cost by $11.2 million as it continues to shift its focus from syndicated programming to national newscast programs.

Certain of the Company’s stations were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels by the FCC-prescribed deadline of July 13, 2020 and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the six months ended June 30, 2021 and 2020, the Company received $12.3 million and $38.5 million, respectively, in reimbursements from the FCC which it recognized as operating income.

In April 2020, we completed a station’s conversion to a VHF channel completing our final relinquishment of spectrum pursuant to the FCC’s incentive auction conducted in 2016-2017. Accordingly, the associated spectrum asset with a carrying amount of $67.2 million and liability to surrender spectrum of $78.0 million, were derecognized, resulting in a non-cash gain on relinquishment of spectrum of $10.8 million. This gain was partially offset by a $3.9 million increase (expense) in the estimated fair value of contingent consideration liability related to a merger and spectrum auction.

Income from equity method investments, net

Income from equity method investments, net was $56.9 million for the six months ended June 30, 2021, compared to $25.5 million for the same period in 2020, an increase of $31.4 million, primarily attributable to higher equity in income from our investment in TV Food Network, net of the amortization of basis difference, of $31.9 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.1 million for the six months ended June 30, 2021, compared to $7.5 million for the same period in 2020, a decrease of $6.4 million.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $35.3 million for the six months ended June 30, 2021, compared to $21.5 million for the same period in 2020, an increase of $13.8 million, primarily attributable to an increase in expected return on pension plan assets and an estimated reduction in interest costs on projected benefit obligations.

Unrealized gain on investment measured at fair value

In 2021, we recognized a $7.9 million unrealized gain on a certain equity investment that has a readily determinable fair value.

Interest Expense, net

Interest expense, net was $142.2 million for the six months ended June 30, 2021, compared to $183.5 million for the same period in 2020, a decrease of $41.3 million, or 22.5%. The decrease was due primarily to the combined effect of reductions in outstanding balance of debt and LIBOR as of June 30, 2021 compared to the same period in 2020.

Income Taxes

Income tax expense was $130.5 million for the six months ended June 30, 2021 compared to $101.8 million for the same period in 2020. The effective tax rates were 24.6% and 28.5% for each of the respective periods. In 2020, Nexstar recorded an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of the sale of stations to Fox Television Stations, LLC, or a 2.3% decrease to the effective tax rate in 2021. Additionally, certain state contingency reserves decreased as a result of audit settlements. This resulted in a decrease to income tax expense of $6.5 million in 2021, or a 1.2% decrease to the effective tax rate in 2021.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery in the second quarter of 2021. However, with the recent variant strains of the virus, the continued reopening of states for business remains uncertain and the path to economic normalization remains unclear. The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted at this time.

During the three and six months ended June 30, 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are reflective of the economic recovery to date and the incremental operating results from the Company’s acquisitions in 2020. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of June 30, 2021, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$595,557	$717,298
Net cash (used in) provided by investing activities(1)	(43,110)	321,852
Net cash used in financing activities	(391,879)	(606,594)
Net increase in cash, cash equivalents and restricted cash	$160,568	$432,556
Cash paid for interest	$141,078	$171,348
Income taxes paid, net of refunds	$172,820	$7,686

	As of June 30,	As of December 31,
	2021	2020
Cash, cash equivalents and restricted cash	$329,877	$169,309
Long-term debt, including current portion	7,619,830	7,668,003
Unused revolving loan commitments under senior secured credit facilities (1)	365,702	95,662

(1)

Based on covenant calculations as of June 30, 2021, all of the $349.7 million and $16.0 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $121.7 million during the six months ended June 30, 2021, compared to the same period in 2020. This was primarily due to an increase in our corporate, direct operating and selling, general and administrative expense (excluding non-cash transactions) of $142.4 million, uses of cash resulting from timing of accounts receivable collections of $104.7 million and higher tax payments of $165.1 million. These decreases were partially offset by an increase in our revenue (excluding trade) of $240.9 million, source of cash due to lower interest payments of $30.3 million, and an increase in distribution from our equity investment in TV Food Network of $10.3 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $43.1 million during the six months ended June 30, 2021, compared to net cash flows provided by investing activities of $321.9 million for the same period in 2020.

In 2021, we spent a total of $66.9 million in capital expenditures and $8.4 million to acquire a television station and certain license assets. These decreases were partially offset by the proceeds from the sale of stations and entities and asset disposals of $16.7 million, and reimbursements from the FCC related to station repack of $12.3 million.

In 2020, we sold two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively. We also received $98.0 million in cash proceeds from settlement of litigation between Sinclair and Tribune. These increases were reduced by the cash payment we made to acquire two television stations and certain non-license assets for a total cash consideration payment of $63.2 million. Our capital expenditures during the six months ended June 30, 2020 were $115.7 million, including $30.0 million related to station repack activities which are reimbursable from the FCC.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $391.9 million and $606.6 million during the six months ended June 30, 2021 and 2020, respectively.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $75.0 million and made scheduled principal payments on our Term Loan A due 2024 of $10.7 million, paid dividends to our common stockholders of $60.2 million ($0.70 per share during each quarter), repurchased common shares of $258.9 million, paid cash for taxes in exchange for shares of common stock withheld of $10.9 million resulting from net share settlements of certain stock-based compensation, and paid for finance lease and software obligations of $9.6 million. Mission also received a $298.5 million (net of $1.5 million discount) from its new Term Loan B due 2028 and utilized $268.0 million to repay a portion of its revolving loans.

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

Future Sources of Financing and Debt Service Requirements

As of June 30, 2021, the Company had total combined debt of $7.620 billion, net of financing costs and discounts, which represented 74.5% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2021 (in thousands):

	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
Nexstar senior secured credit facility	$4,544,843	$10,715	$597,070	$1,292,742	$2,644,316
Mission senior secured credit facility	359,000	750	65,000	6,000	287,250
5.625% Notes due 2027	1,785,000	-	-	-	1,785,000
4.75% Notes due 2028	1,000,000	-	-	-	1,000,000
	$7,688,843	$11,465	$662,070	$1,298,742	$5,716,566

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

The Company had $349.7 million and $16.0 million of total unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2021. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. As discussed above, the ultimate outcome of the COVID-19 pandemic remains uncertain at this time and may significantly impact our future operating performance, liquidity and financial position. Any adverse impact of the COVID-19 pandemic may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

As of June 30, 2021, the remaining available amount under Nexstar’s share repurchase authorization was $916.1 million. From July 1, 2021 to August 2, 2021, we repurchased 360,270 shares of our Class A common stock for $52.5 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $863.6 million.

On July 6, 2021, Nexstar exercised its options to acquire KGBT-TV, the full power television station in the Harlingen-Weslaco-Brownsville-McAllen, Texas market, KJBO-LP, the low power television station in the Wichita Falls, Texas market, and KCPN-LP, the low power television station in the Amarillo, Texas market from Mission. The purchase price for each Mission station (to be funded through cash on hand prior to closing) is equal to the greater of (i) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (ii) the amount of its indebtedness. On July 6, 2021, Nexstar also exercised its options to acquire KSHV, the full power television station in the Shreveport, Louisiana market and KTPN-LD, the low power television station in the Tyler-Longview, Texas market from White Knight. The purchase price for each White Knight station (to be funded through cash on hand prior to closing) is equal to the greater of (i) six times the station’s net income, as defined in the option agreement, or (ii) $100,000. These stations are consolidated into Nexstar’s financial statements as VIEs (see Note 2). The proposed station acquisitions are also subject to FCC approval and other customary conditions and Nexstar projects them to close in 2021.

On July 28, 2021, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.70 per share of its Class A common stock. The dividend is payable on August 27, 2021 to stockholders of record on August 13, 2021.

Debt Covenants

Our amended credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2021, we were in compliance with our financial covenant. We believe Nexstar and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due 2027 and 4.75% Notes due 2028 for a period of at least the next 12 months from June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2021, we had outstanding standby letters of credit with various financial institutions amounting to $21.7 million, of which $18.2 million was in support of certain worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information (in thousands) – Summarized balance sheet information as of June 30, 2021 and December 31, 2020 of the Obligor Group is as follows:

	June 30, 2021	December 31, 2020
Current assets - external	$1,387,332	$1,205,580
Current assets - due from consolidated entities outside of Obligor Group	36,949	35,572
Total current assets	$1,424,281	$1,241,152
Noncurrent assets - external(1) (2)	10,538,446	10,693,651
Noncurrent assets - due from consolidated entities outside of Obligor Group	53,292	53,292
Total noncurrent assets(2)	$10,591,738	$10,746,943
Total current liabilities	$635,484	$727,557
Total noncurrent liabilities	$10,011,077	$10,123,544
Noncontrolling interests	$7,407	$6,951

(1)

Excludes Issuer’s equity investments of $1.192 billion and $1.334 billion as of June 30, 2021 and December 31, 2020, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due 2028 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

(2)

As discussed in Notes 2 and 3 to our Condensed Consolidated Financial Statements, Mission acquired television station WNAC from Super Towers, Inc. Because Nexstar is the primary beneficiary of both Mission and station WNAC, Mission’s purchase of this station was deemed a common control transaction. For financial reporting purposes, the asset of station WNAC have been presented as if it was part of the Obligor Group as of the earliest period presented. As such, the noncurrent assets and total noncurrent assets of the Obligor Group as of December 31, 2020 increased by WNAC’s FCC license of $17.3 million.

Summarized Statements of Operations Information for the Obligor Group (in thousands):

Six Months Ended
June 30, 2021
Net revenue - external	$2,236,298
Net revenue - from consolidated entities outside of Obligor Group	8,229
Total net revenue	2,244,527
Costs and expenses - external	1,660,449
Costs and expenses - to consolidated entities outside of Obligor Group	8,511
Total costs and expenses	1,668,960
Income from operations	$575,567
Net income	$344,078
Net income attributable to Obligor Group	$344,078
Income from equity method investments, net	$56,924

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, broadcast rights, retransmission compensation, pension and postretirement benefits, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the effects of the COVID-19 pandemic and the potential spread of COVID-19 variants on our estimates and assumptions, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that as of June 30, 2021, there has been no material change to this information.

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

The term loan borrowings at June 30, 2021 under the Company’s senior secured credit facilities bear interest rates ranging from 1.60% to 2.60%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2021 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $49.0 million, based on the outstanding balances of the Company’s senior secured credit facilities as of June 30, 2021. An increase of 50 basis points in LIBOR would result in a $24.5 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $4.9 million. Since the onset of the COVID-19 pandemic, LIBOR has dropped significantly, and may be more volatile in the future, which could potentially impact our total interest expense. Our 5.625% Notes due 2027 and 4.75% Notes due 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2021, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

Impact of Inflation

We believe that the Company’s results of operations are not affected by moderate changes in the inflation rate. However, the COVID-19 pandemic has caused and may continue to cause uncertainty on the path of the economy and society in the years ahead. Recent supply and demand shocks and dramatic changes in fiscal policy may lead to higher levels of inflation in future periods.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2021, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On September 1, 2020, Nexstar’s Board of Directors approved a $300 million in Nexstar’s share repurchase authorization to repurchase its Class A common stock. On January 27, 2021, Nexstar’s Board of Directors also approved a new share repurchase program authorizing the Company to repurchase up to $1.0 billion of its Class A common stock increasing the Company’s share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in the first half of 2021. During the six months ended June 30, 2021, Nexstar repurchased a total of 1.7 million shares of its Class A common stock for $258.8 million, funded by cash on hand. As of June 30, 2021, the remaining available amount under the share repurchase authorization was $916.1 million.

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the quarter ended June 30, 2021:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April 1 - 30, 2021	315,662	$149.81	315,662	$1,006,649,329
May 3 - May 28, 2021	270,000	$150.03	270,000	966,140,727
June 1 - 28, 2021	340,500	$146.98	340,500	916,094,428
	926,162	$148.83	926,162

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1

Amendment No. 4 to Credit Agreement, dated as of June 3, 2021, by and among Mission Broadcasting, Inc. and Bank of America, N.A. as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 4, 2021).

10.2

Amendment No. 5 to Credit Agreement, dated as of June 3, 2021, by and among Mission Broadcasting, Inc. and Bank of America, N.A. as administrative agent (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 4, 2021).

10.3	Executive Employment Agreement, dated July 26, 2021 between Lee Ann Gliha and Nexstar Media Group, Inc.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Thomas E. Carter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Thomas E. Carter pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

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

Dated: August 5, 2021