Form 10-Q
period 2021-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2021-11-03
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 2, 2021, the registrant had 40,891,235 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$193,831	$152,701
Restricted cash and cash equivalents	16,608	16,608
Accounts receivable, net of allowance for doubtful accounts of $18,907 and $34,922, respectively	923,005	904,801
Prepaid expenses and other current assets	178,104	135,872
Total current assets	1,311,548	1,209,982
Property and equipment, net	1,585,703	1,604,881
Goodwill	3,051,892	2,984,008
FCC licenses	2,909,951	2,909,704
Network affiliation agreements, net	2,107,732	2,250,283
Other intangible assets, net	683,581	688,918
Investments	1,188,759	1,333,778
Other noncurrent assets, net	443,828	422,722
Total assets(1)	$13,282,994	$13,404,276
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$40,715	$21,429
Accounts payable	186,633	218,418
Broadcast rights payable	77,586	105,557
Accrued expenses	311,830	307,192
Operating lease liabilities	42,592	35,850
Other current liabilities	51,662	42,442
Total current liabilities	711,018	730,888
Debt	7,505,654	7,646,574
Deferred tax liabilities	1,695,466	1,674,008
Other noncurrent liabilities	737,432	815,930
Total liabilities(1)	10,649,570	10,867,400
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2021 and December 31, 2020	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 41,218,239 shares outstanding as of September 30, 2021 and 47,291,463 shares issued, 43,256,828 shares outstanding as of December 31, 2020	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of September 30, 2021 and December 31, 2020	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of September 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	1,335,370	1,362,510
Accumulated other comprehensive income	34,510	34,510
Retained earnings	1,964,018	1,488,031
Treasury stock - at cost; 6,073,224 and 4,034,635 shares as of September 30, 2021 and December 31, 2020, respectively	(715,630)	(367,132)
Total Nexstar Media Group, Inc. stockholders' equity	2,618,741	2,518,392
Noncontrolling interests	14,683	18,484
Total stockholders' equity	2,633,424	2,536,876
Total liabilities and stockholders' equity	$13,282,994	$13,404,276

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)

The condensed consolidated total assets as of September 30, 2021 and December 31, 2020 include certain assets held by consolidated VIEs of $320.3 million and $323.2 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of September 30, 2021 and December 31, 2020 include certain liabilities of consolidated VIEs of $166.2 million and $142.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue	$1,157,012	$1,118,203	$3,402,533	$3,124,658
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	480,056	423,091	1,391,773	1,284,789
Selling, general and administrative expenses, excluding depreciation and amortization	258,194	226,544	744,141	638,171
Amortization of broadcast rights	29,884	31,968	92,418	104,916
Amortization of intangible assets	75,730	69,265	223,229	209,360
Depreciation of property and equipment	41,354	36,611	120,726	107,787
Reimbursement from the FCC related to station repack	(5,585)	(12,873)	(17,926)	(51,347)
Gain on disposal of stations and business units, net	-	-	(2,455)	(7,025)
Change in the estimated fair value of contingent consideration attributable to a past merger	-	-	-	3,933
Gain on relinquishment of spectrum	-	-	-	(10,791)
Total operating expenses	879,633	774,606	2,551,906	2,279,793
Income from operations	277,379	343,597	850,627	844,865
Income from equity method investments, net	20,783	15,861	77,707	41,351
Interest expense, net	(70,377)	(77,265)	(212,557)	(260,800)
Loss on extinguishment of debt	(856)	(37,371)	(1,908)	(44,848)
Pension and other postretirement plans credit, net	17,657	10,761	52,972	32,285
Unrealized (loss) gain on an equity investment measured at fair value	(2,162)	-	5,695	-
Loss on write-off of an equity investment	(7,000)	-	(7,000)	-
Other expenses, net	(414)	(1,093)	(1,090)	(778)
Income before income taxes	235,010	254,490	764,446	612,075
Income tax expense	(65,853)	(65,177)	(196,338)	(166,927)
Net income	169,157	189,313	568,108	445,148
Net loss attributable to noncontrolling interests	407	1,371	2,467	2,046
Net income attributable to Nexstar Media Group, Inc.	$169,564	$190,684	$570,575	$447,194

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$4.07	$4.24	$13.42	$9.87
Diluted	$3.90	$4.08	$12.84	$9.50

Weighted average number of common shares outstanding:
Basic	41,676	44,979	42,520	45,313
Diluted	43,476	46,737	44,422	47,064

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2021 and 2020

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of June 30, 2021	47,291,463	$473	$1,327,205	$1,823,706	$34,510	(5,135,854)	$(575,724)	$15,090	$2,625,260
Purchase of treasury stock	-	-	-	-	-	(980,770)	(144,349)	-	(144,349)
Stock-based compensation expense	-	-	12,302	-	-	-	-	-	12,302
Vesting of restricted stock units and exercise of stock options	-	-	(4,137)	-	-	43,400	4,443	-	306
Dividends declared on common stock ($0.70 per share)	-	-	-	(29,252)	-	-	-	-	(29,252)
Net income (loss)	-	-	-	169,564	-	-	-	(407)	169,157
Balances as of September 30, 2021	47,291,463	$473	$1,335,370	$1,964,018	$34,510	(6,073,224)	$(715,630)	$14,683	$2,633,424

Balances as of June 30, 2020	47,291,463	$473	$1,340,526	$984,316	$19,850	(2,004,823)	$(164,847)	$21,459	$2,201,777
Purchase of treasury stock	-	-	-	-	-	(1,300,000)	(125,013)	-	(125,013)
Stock-based compensation expense	-	-	12,483	-	-	-	-	-	12,483
Vesting of restricted stock units and exercise of stock options	-	-	(1,637)	-	-	48,375	3,155	-	1,518
Dividends declared on common stock ($0.56 per share)	-	-	-	(25,362)	-	-	-	-	(25,362)
Net income (loss)	-	-	-	190,684	-	-	-	(1,371)	189,313
Balances as of September 30, 2020	47,291,463	$473	$1,351,372	$1,149,638	$19,850	(3,256,448)	$(286,705)	$20,088	$2,254,716

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2021 and 2020

(in thousands, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2020	47,291,463	$473	$1,362,510	1,488,031	34,510	(4,034,635)	(367,132)	18,484	2,536,876
Purchase of treasury stock	-	-	-	-	-	(2,715,462)	(403,224)	-	(403,224)
Stock-based compensation expense	-	-	34,323	-	-	-	-	-	34,323
Vesting of restricted stock units and exercise of stock options	-	-	(61,917)	-	-	676,873	54,726	-	(7,191)
Dividends declared on common stock ($2.10 per share)	-	-	-	(89,497)	-	-	-	-	(89,497)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	451	451
Change in reporting entity resulting from common control transactions (Note 3)	-	-	454	(5,091)	-	-	-	(1,785)	(6,422)
Net income (loss)	-	-	-	570,575	-	-	-	(2,467)	568,108
Balances as of September 30, 2021	47,291,463	$473	$1,335,370	$1,964,018	$34,510	(6,073,224)	$(715,630)	$14,683	$2,633,424

Balances as of December 31, 2019	47,291,463	$473	$1,353,729	$778,833	$19,850	(1,541,675)	$(121,388)	$21,996	$2,053,493
Purchase of treasury stock	-	-	-	-	-	(2,250,000)	(197,600)		(197,600)
Stock-based compensation expense	-	-	35,917	-	-	-	-	-	35,917
Vesting of restricted stock units and exercise of stock options	-	-	(36,893)	-	-	535,227	32,283	-	(4,610)
Dividends declared on common stock ($1.68 per share)	-	-	-	(76,380)	-	-	-	-	(76,380)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	138	138
Disposal of an entity	-	-	(1,381)	(9)	-	-	-	-	(1,390)
Net income (loss)	-	-	-	447,194	-	-	-	(2,046)	445,148
Balances as of September 30, 2020	47,291,463	$473	$1,351,372	$1,149,638	$19,850	(3,256,448)	$(286,705)	$20,088	$2,254,716

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$568,108	$445,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	223,229	209,360
Amortization of broadcast rights	92,418	104,916
Depreciation of property and equipment	120,726	107,787
Stock-based compensation expense	34,323	35,917
Provision for bad debt	4,440	24,735
Amortization of debt financing costs, debt discounts and premium	11,203	13,316
Loss on extinguishment of debt	1,908	44,848
Deferred income taxes	5,989	(20,940)
Gain on disposal of assets	(8,795)	(770)
Gain on relinquishment of spectrum	-	(10,791)
Gain on disposal of stations and business units, net	(2,455)	(7,025)
Change in the estimated fair value of contingent consideration attributable to a past merger	-	3,933
Spectrum repack reimbursements	(17,926)	(51,347)
Payments for broadcast rights	(133,042)	(147,214)
Income from equity method investments, net	(77,707)	(41,351)
Unrealized gain on an equity investment measured at fair value	(5,695)	-
Loss on write-off of an equity investment	7,000	-
Distribution from equity method investments - return on capital	222,389	206,997
Other operating activities, net	213	(1,834)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(15,227)	93,368
Prepaid expenses and other current assets	4,776	10,000
Other noncurrent assets	540	11,874
Accounts payable	(32,547)	(95)
Accrued expenses and other current liabilities	(6,364)	(97,587)
Income tax payable	(49,823)	(15,021)
Other noncurrent liabilities	(66,027)	(40,736)
Net cash provided by operating activities	881,654	877,488
Cash flows from investing activities:
Purchases of property and equipment	(104,977)	(170,150)
Payments for acquisitions, net of cash acquired	(138,783)	(132,284)
Proceeds from sale of stations and business units	2,514	362,803
Deposits received associated with the sale of real estate assets	10,000	-
Proceeds from resolution of acquired contingency	-	98,000
Spectrum repack reimbursements	17,926	51,347
Proceeds from disposal of assets	16,591	1,029
Collection of investment in a loan receivable	2,500	49,014
Other investing activities, net	437	603
Net cash (used in) provided by investing activities	(193,792)	260,362
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	321,000	1,225,000
Repayments of long-term debt	(454,072)	(1,857,838)
Premium paid on debt extinguishment	-	(25,317)
Payments for debt financing costs	(952)	(10,741)
Purchase of treasury stock	(403,224)	(197,600)
Common stock dividends paid	(89,497)	(76,380)
Payments for finance lease and capitalized software obligations	(13,247)	(12,664)
Cash paid for shares withheld for taxes	(10,884)	(6,784)
Proceeds from exercise of stock options	3,693	2,174
Other financing activities, net	451	138
Net cash used in financing activities	(646,732)	(960,012)
Net increase in cash, cash equivalents and restricted cash	41,130	177,838
Cash, cash equivalents and restricted cash at beginning of period	169,309	248,678
Cash, cash equivalents and restricted cash at end of period	$210,439	$426,516
Supplemental information:
Interest paid	$220,311	$290,250
Income taxes paid, net of refunds	$247,399	$201,979
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$8,865	$14,186
Noncash purchases of property and equipment	$-	$20,342
Right-of-use assets obtained in exchange for operating lease obligations	$41,650	$22,886

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Business Operations

As used in this Quarterly Report on Form 10-Q, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned subsidiary, Nexstar Media Inc. (formerly known as Nexstar Inc. and Nexstar Broadcasting, Inc.), a Delaware corporation; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements due to our deemed controlling financial interests in those entities under authoritative guidance related to the consolidation of VIEs; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

On April 16, 2021, Nexstar Inc. filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

Nexstar is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations, interactive community websites and digital media services. As of September 30, 2021, we owned, operated, programmed or provided sales and other services to 199 full power television stations, including those owned by VIEs, and one AM radio station in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV, and other broadcast television networks. As of September 30, 2021, the stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provide sales, programming, and other services to 36 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns NewsNation (formerly WGN America), a live daily national newscast and general entertainment cable network, two owned and operated digital multicast networks and other multicast network services, various digital products, services and content, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”), and a portfolio of real estate assets.

Note 2:  Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of VIEs for which we are the primary beneficiary (See “Variable Interest Entities” section below). Noncontrolling interests represent the VIE owners’ share of the equity in the consolidated VIEs and are presented as a component separate from Nexstar’s stockholders’ equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by the Coronavirus Disease 2019 (“COVID-19”) pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery during the first three quarters of 2021.

During the three and nine months ended September 30, 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are reflective of the economic recovery to date and the incremental operating results from the Company’s acquisitions in 2020. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of September 30, 2021, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges of the virus and the length of time that the pandemic continues, current challenges to increase vaccination rates in the U.S. and disruptions to supply chains.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of September 30, 2021, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s condensed consolidated financial statements.

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

On July 1, 2021, Mission granted Nexstar options to purchase stations KMSS, KPEJ and KLJB from Mission, subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2021 with its consolidated VIEs:

Owner	Service Agreements	Full Power Stations
Mission	TBA SSA & JSA(1)(2)	WFXP, KHMT, KFQX and WPIX KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, WVNY, WXXA, WLAJ, KMSS, KPEJ, KLJB, KASY, KWBQ and KRWB
	LMA(3)	WNAC
White Knight Broadcasting (“White Knight”)	SSA & JSA	WVLA, KFXK and KSHV
Vaughan Media, LLC (“Vaughan”)	SSA & JSA	WBDT, WYTV and KTKA
	LMA	KNVA

(1)

On July 1, 2021, Mission entered into JSAs with Nexstar for stations KMSS, KPEJ, KLJB, KASY, KWBQ and KRWB in addition to the existing SSAs with these stations. Prior to entering these JSAs, Nexstar provided services to these stations under SSAs only.

(2)

On May 24, 2021, Mission acquired the license assets of television station KGBT-TV serving the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair Broadcast Group, Inc. (“Sinclair”) for a nominal price. Upon closing of the acquisition, Mission entered into a new SSA with Nexstar for the station. Mission also granted Nexstar an option to purchase the station from Mission, subject to FCC consent. On July 1, 2021, Mission entered into a new JSA with Nexstar for this station in addition to the SSA. On September 15, 2021, Nexstar acquired KGBT-TV’s license assets from Mission for the same price Mission paid Sinclair (See Note 3). Effective September 15, 2021, KGBT-TV is no longer a VIE and the JSA and SSA between Nexstar and Mission for the station were terminated.

(3)

On June 17, 2021, Mission acquired WNAC-TV, the Fox affiliate full power television station serving the Providence, Rhode Island market, from Super Towers, Inc. (“Super Towers”) (See Note 3). Upon closing of the acquisition, Mission assumed the existing LMA with Nexstar for the acquired station. Mission also granted Nexstar an option to purchase the station from Mission, subject to FCC consent.

Nexstar became the primary beneficiary of WNAC-TV under its previous owner, Super Towers, and has consolidated this station into Nexstar’s financial statements since January 2017. Upon Mission’s acquisition of WNAC-TV in June 2021, Nexstar continued to be the primary beneficiary and maintained its deemed controlling financial interest in the station for financial reporting purposes under authoritative guidance related to the consolidation of VIEs. Nexstar became the primary beneficiary of KGBT-TV upon Mission’s acquisition of the station from Sinclair on May 24, 2021 until Nexstar acquired the station from Mission on September 15, 2021. As Nexstar is the primary beneficiary of the operations of WNAC-TV and KGBT-TV, Mission’s purchase of WNAC-TV from Super Towers and Nexstar’s purchase of KGBT-TV from Mission were deemed to be common control transactions. Therefore, Mission recorded the net assets of WNAC-TV it acquired from Super Towers and Nexstar recorded the net assets of KGBT-TV it acquired from Mission at historical book values, rather than at estimated fair values. For financial reporting purposes, Nexstar continued to include both stations’ net assets and financial results at historical values for all periods presented in the accompanying Condensed Consolidated Financial Statements. The net assets of WNAC-TV have also been included as if they were owned by Mission as of the earliest period presented. Mission is a guarantor of Nexstar’s debt.

On October 1, 2021, Nexstar acquired certain television stations from Mission and White Knight. See Note 16 for discussion of subsequent events.

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$4,300	$9,066
Accounts receivable, net	21,737	19,800
Prepaid expenses and other current assets	11,679	6,726
Total current assets	37,716	35,592
Property and equipment, net	61,599	61,938
Goodwill	152,058	153,704
FCC licenses	203,967	204,720
Network affiliation agreements, net	86,961	93,466
Other intangible assets, net	353	748
Other noncurrent assets, net	93,930	78,580
Total assets	$636,584	$628,748

Current liabilities:
Current portion of debt	$3,000	$-
Other current liabilities	33,466	30,830
Total current liabilities	36,466	30,830
Debt	356,155	327,000
Deferred tax liabilities	33,422	29,433
Other noncurrent liabilities	100,059	82,821
Total liabilities	$526,102	$470,084

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	September 30, 2021	December 31, 2020
Current assets	$5,182	$4,402
Property and equipment, net	15,439	16,137
Goodwill	63,795	63,795
FCC licenses	203,967	204,720
Network affiliation agreements, net	29,250	31,571
Other noncurrent assets, net	2,664	2,568
Total assets	$320,297	$323,193

Current liabilities	$32,725	$30,335
Noncurrent liabilities	133,481	112,254
Total liabilities	$166,206	$142,589

Non-Consolidated VIE

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

Nexstar has determined that it has a variable interest in WYZZ. Nexstar has evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated WYZZ under authoritative guidance related to the consolidation of VIEs. Under the outsourcing agreement for WYZZ, Nexstar pays for certain operating expenses and therefore may have unlimited exposure to any potential operating losses. Nexstar’s management believes that Nexstar’s minimum exposure to loss under the WYZZ agreement consists of the fees paid to Cunningham. Additionally, Nexstar indemnifies the owners of Cunningham from and against all liability and claims arising out of or resulting from Nexstar’s activities, acts or omissions in connection with the agreement. The maximum potential amount of future payments Nexstar could be required to make for such indemnification is undeterminable at this time. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham. Cunningham does not guarantee Nexstar’s debt.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average shares outstanding - basic	41,676	44,979	42,520	45,313
Dilutive effect of equity incentive plan instruments	1,800	1,758	1,902	1,751
Weighted average shares outstanding - diluted	43,476	46,737	44,422	47,064

During the three and nine months ended September 30, 2021, there were no stock options and restricted stock units that were anti-dilutive.

During the three and nine months ended September 30, 2020, stock options and restricted stock units to acquire a weighted average of 85,000 shares and 157,000 shares, respectively, of Class A common stock were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

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

New Accounting Standards Not Yet Adopted

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain leases with variable payments. Under the ASU, a lessor would classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease under Accounting Standards Codification (“ASC”) 842 classification criteria and the lessor would have otherwise recognized a day one loss. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements upon its adoption effective on January 1, 2022.

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

Note 3:  Acquisitions and Dispositions

2021 Acquisition of The Hill

On August 20, 2021, pursuant to a merger agreement, Nexstar acquired 100% of the outstanding equity of News Communications, Inc. (“NCI”), a then Nevada corporation, for a total cash consideration of approximately $137.5 million, including preliminary working capital adjustments, funded by cash on hand. NCI is the owner of “The Hill,” an independent, political digital media platform. On August 27, 2021, NCI received approval for its conversion from a Nevada corporation to a Delaware corporation. This acquisition marks a continuation of Nexstar’s content-first strategy, focused primarily on news, designed to further leverage and monetize its expansive digital reach.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Assets acquired
Cash and cash equivalents	$7,113
Accounts receivable, net	8,167
Prepaid expenses and other current assets	483
Property and equipment	726
Goodwill	69,291
Other intangible assets	67,930
Other noncurrent assets	4,055
Total assets acquired	157,765
Accounts payable	(1,180)
Accrued expenses	(2,410)
Other current liabilities	(1,094)
Deferred tax liabilities	(13,032)
Other noncurrent liabilities	(2,561)
Total assets acquired	$137,488

The fair value assigned to goodwill is attributable to operating expense reductions and revenue synergies. The carryover tax bases in goodwill, other intangible assets and property and equipment are deductible for tax purposes but are not significant. Other intangible assets are amortized over an estimated weighted average useful life of 6.7 years.

The net revenue, operating income and transaction costs from the acquisition date to September 30, 2021 have been included in the accompanying Condensed Consolidated Statements of Operations but were not significant.

2021 Common Control Transactions

On June 17, 2021, Mission acquired WNAC-TV, the Fox affiliate in the Providence, Rhode Island market, from Super Towers for $6.5 million in cash. Upon closing of the acquisition, Mission assumed the existing LMA with Nexstar for the acquired station. Mission also granted Nexstar an option to purchase the station from Mission, subject to FCC consent.

On May 24, 2021, Mission acquired the license assets of television station KGBT-TV serving the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair for a nominal price. Upon closing of the acquisition, Mission entered into a SSA with Nexstar for the station. Mission also granted Nexstar an option to purchase the station, subject to FCC consent. On July 1, 2021, Mission entered into a JSA with Nexstar for this station in addition to the SSA. On September 15, 2021, Nexstar acquired the license assets of KGBT-TV from Mission for the same price Mission paid Sinclair. Effective September 15, 2021, KGBT-TV is no longer a VIE and the JSA and SSA between Nexstar and Mission for the station were terminated.

As Nexstar is the primary beneficiary of the operations of WNAC-TV and KGBT-TV, Mission’s purchase of WNAC-TV from Super Towers and Nexstar’s purchase of KGBT-TV from Mission were deemed common control transactions in accordance with FASB ASC 805-50, “Business Combinations—Common Control Transactions.” Therefore, Mission recorded the net assets of WNAC-TV it acquired from Super Towers and Nexstar recorded the net assets of KGBT-TV it acquired from Mission at historical book values, rather than at estimated fair values. The excess of purchase price over carrying values of net assets was accounted for as a reduction to retained earnings. For financial reporting purposes, Nexstar continued to include both stations’ net assets and financial results at historical values for all periods presented in the accompanying Condensed Consolidated Financial Statements. The net assets of the stations have also been presented as if they were owned by Mission, a guarantor of Nexstar’s debt, as of the earliest period presented (see Note 2).

2020 Acquisitions

On January 27, 2020, Nexstar acquired from Sinclair certain non-license assets associated with KGBT-TV for $17.9 million in cash funded by cash on hand.

On March 2, 2020, Nexstar acquired the Fox affiliate television station WJZY and the MNTV affiliate television station WMYT in the Charlotte, NC market from Fox Television Stations, LLC (“Fox”), a Delaware limited liability company, for $45.3 million in cash. This acquisition allowed Nexstar’s entry into this market. Concurrently with this acquisition, Nexstar sold certain of its television stations to Fox as described in more detail in “2020 Dispositions” below.

On March 30, 2020, Mission entered into an asset purchase agreement to acquire certain assets of three television stations owned by Marshall Broadcasting Group, Inc. (“Marshall”): KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market. On April 1, 2020, the acquisition was approved by the U.S. Bankruptcy Court for the Southern District of Texas. On September 1, 2020, Mission completed this acquisition which allowed it entrance into these markets. The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million in cash was funded by cash on hand. On September 1, 2020, Mission also entered into SSAs with Nexstar for these stations.

On September 17, 2020, Nexstar completed the acquisition of WDKY-TV, the Fox affiliate in the Lexington, KY market, from

Sinclair for $18.0 million in cash, funded by cash on hand. This acquisition allowed Nexstar entrance into this market. Based on the preliminary purchase price allocation, the provisional fair values of identifiable net assets acquired were $37.0 million which led to a bargain purchase gain of $19.0 million. The bargain purchase gain was recognized as a result of Sinclair’s sale of the station to Nexstar as part of a January 27, 2020 resolution of litigation between Tribune Media Company (“Tribune”), a subsidiary of Nexstar and Sinclair.

The fair values of the assets acquired and liabilities assumed associated with the above acquisitions are as follows (in thousands):

Assets acquired
Cash	$2,099
Accounts receivable, net	3,918
Prepaid expenses and other current assets	375
Property and equipment	25,896
FCC licenses	39,217
Network affiliation agreements	71,739
Goodwill	7,643
Broadcast rights assets	5,099
Other intangible assets	6,693
Other noncurrent assets	1,973
Total assets acquired	164,652
Less: Broadcast rights payable	(5,203)
Accrued expenses and other current liabilities	(4,207)
Operating lease liabilities	(1,879)
Bargain purchase gain	(18,980)
Total asset acquired	$134,383

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

The stations’ combined net revenue of $47.2 million and operating income of $17.9 million from the respective acquisition dates to September 30, 2020 have been included in the accompanying Condensed Consolidated Statements of Operations. Transaction costs related to these acquisitions, including legal and professional fees, were $1.7 million and $4.3 million during the three and nine months ended September 30, 2020, respectively.

Pro forma information for these acquisitions in 2021 and 2020 has not been provided given that these acquisitions are not significant pursuant to Rule 1-02 of Regulation S-K and that the Company believes that the impact of the historical financials for financial reporting purposes, both individually and in aggregate, on the Company’s revenue, operating income, net income, and earnings per share is not material.

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

Nexstar recognized a $7.0 million net gain from disposal of these stations and business. The net gain that resulted from these divestitures was recorded in the Gain on disposal of stations and business units, net in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

Note 4:  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2021			December 31, 2020
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125,147	$(1,017,415)	$2,107,732	$3,125,320	$(875,037)	$2,250,283
Other definite-lived intangible assets	1-20	1,041,573	(357,992)	683,581	1,012,797	(323,879)	688,918
Other intangible assets		$4,166,720	$(1,375,407)	$2,791,313	$4,138,117	$(1,198,916)	$2,939,201

During the nine months ended September 30, 2021, the Company recorded immaterial measurement period adjustments related to acquisitions completed in 2020.

The following table presents the Company’s estimate of amortization expense for the remainder of 2021, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2021 (in thousands):

Remainder of 2021	$76,519
2022	296,198
2023	292,563
2024	291,229
2025	286,971
2026	262,438
Thereafter	1,285,395
$2,791,313

The amounts recorded to goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2020	$3,116,302	$(132,294)	$2,984,008	$2,957,114	$(47,410)	$2,909,704
Current year acquisitions	69,291	-	69,291	1,000	-	1,000
Current year divestitures	(42,475)	42,475	-	-	-	-
Measurement period adjustments	(1,407)	-	(1,407)	(753)	-	(753)
Balances as of September 30, 2021	$3,141,711	$(89,819)	$3,051,892	$2,957,361	$(47,410)	$2,909,951

In January 2021, Nexstar sold certain of its digital businesses’ assets for a nominal price. As such, the gross amount of goodwill of $42.5 million and related accumulated impairment for the same amount were written off. The resulting gain from this disposition was not material.

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2021, the Company did not identify events that would trigger impairment assessments.

Note 5:  Investments

The Company’s investments and their book value balances consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Equity method investments	$1,178,001	$1,321,715
Other equity investments	10,758	12,063
Total investments	$1,188,759	$1,333,778

Equity Method Investments

During the three and nine months ended September 30, 2021, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three and nine months ended September 30, 2021 and 2020, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income from equity method investments, net, before amortization of basis difference	$55,134	$52,801	$185,937	$152,170
Amortization of basis difference	(34,351)	(36,940)	(108,230)	(110,819)
Income from equity method investments, net	$20,783	$15,861	$77,707	$41,351

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805, “Business Combinations.” Additionally, the Company measured its estimated share of the basis difference attributable to investees’ goodwill. The Company amortizes its share of the basis differences attributable to tangible assets and intangible long-lived assets of investees, including TV Food Network, and records the amortization (the “amortization of basis difference”) as a reduction of income from equity method investments, net in the accompanying Condensed Consolidated Statements of Operations. The Company’s share in these basis differences and related amortization is primarily attributable to its investment in TV Food Network (discussed in more detail below).

Investment in TV Food Network

Nexstar acquired its 31.3% equity investment in TV Food Network through its acquisition of Tribune on September 19, 2019. Nexstar’s partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership.

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

As of September 30, 2021, Nexstar’s investment in TV Food Network had a book value of $1.160 billion, compared to $1.302 billion as of December 31, 2020.

As of September 30, 2021, Nexstar had a remaining share in amortizable basis difference of $553.5 million related to its investment in TV Food Network. This amortizable basis difference had a weighted average useful life of approximately 5 years as of this date. As of December 31, 2020, Nexstar had a remaining share in amortizable basis difference of $661.3 million related to its investment in TV Food Network. During 2021, there was no change in Nexstar’s share in the basis difference related to the investee’s goodwill.

During the three months ended September 30, 2021, the Company received cash distributions from TV Food Network of $15.0 million, recognized income on equity of this investment of $55.8 million, and recorded amortization of basis difference (expense) related to this investment of $34.2 million.

During the nine months ended September 30, 2021, the Company received cash distributions from TV Food Network of $222.4 million, recognized income on equity of this investment of $188.3 million, and recorded amortization of basis difference (expense) related to this investment of $107.8 million.

Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue	$310,223	$306,390	$979,984	$933,929
Costs and expenses	132,415	137,156	384,044	448,760
Income from operations	177,808	169,233	595,941	485,169
Net income	178,411	170,543	601,651	491,957
Net income attributable to Nexstar Media Group, Inc.	55,832	53,370	188,281	153,953

There were no significant other-than-temporary impairment during the three and nine months ended September 30, 2021.

Note 6:  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Compensation and related taxes	$94,036	$104,133
Interest payable	48,928	67,885
Network affiliation fees	61,114	34,948
Other	107,752	100,226
	$311,830	$307,192

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension and other postretirement benefit plans (“OPEB”) (in thousands):

	Media General				Tribune
	Pension Benefit Plans		OPEB		Pension Benefit Plans		OPEB
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$3	$5	$307	$248	$-	$-
Interest cost	1,850	2,925	80	138	8,061	13,374	12	33
Expected return on plan assets	(4,450)	(4,925)	-	-	(23,578)	(22,341)	-	-
Amortization of prior service costs	275	-	(13)	(13)	42	-	-	-
Amortization of net loss	-	-	103	43	-	-	-	-
Net periodic benefit cost (credit)	$(2,325)	$(2,000)	$173	$173	$(15,168)	$(8,719)	$12	$33

	Media General				Tribune
	Pension Benefit Plans		OPEB		Pension Benefit Plans		OPEB
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$-	$-	$8	$15	$920	$744	$-	$-
Interest cost	5,550	8,775	240	413	24,183	40,122	36	99
Expected return on plan assets	(13,350)	(14,775)	-	-	(70,734)	(67,023)	-	-
Amortization of prior service costs	825	-	(38)	(38)	126	-	-	-
Amortization of net loss	-	-	308	128	-	-	-	-
Net periodic benefit cost (credit)	$(6,975)	$(6,000)	$518	$518	$(45,505)	$(26,157)	$36	$99

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

During the nine months ended September 30, 2020, the Company contributed $5.7 million to its qualified pension plans.

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

On October 29, 2021, Nexstar completed the purchase of an annuity contract for certain participants of one of the Tribune defined benefit pension plans. See Note 16 for discussion of subsequent events.

Note 8:  Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Nexstar
Term Loan A, due October 26, 2023	$485,400	$485,400
Team Loan A, due September 19, 2024	609,778	625,850
Term Loan B, due January 17, 2024	724,992	874,992
Term Loan B, due September 18, 2026	2,644,316	2,644,315
5.625% Notes, due July 15, 2027	1,785,000	1,785,000
4.75% Notes, due November 1, 2028	1,000,000	1,000,000
Mission
Term Loan B, due June 3, 2028	300,000	-
Revolving loans, due October 26, 2023	61,500	327,000
Total outstanding principal	7,610,986	7,742,557
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2023	(1,184)	(1,584)
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2024	(5,579)	(7,102)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2024	(7,715)	(12,136)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2026	(44,851)	(50,644)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes due 2027	5,414	5,997
Less: unamortized financing costs and discount - Nexstar 4.75% Notes due 2028	(8,357)	(9,085)
Less: unamortized financing costs and discount - Mission Term Loan B due 2028	(2,345)	-
Total outstanding debt	7,546,369	7,668,003
Less: current portion	(40,715)	(21,429)
Long-term debt, net of current portion	$7,505,654	$7,646,574

2021 Transactions

On June 3, 2021, Mission, a VIE consolidated by Nexstar, amended its senior secured credit facility. The amendment provides for a $300.0 million Term Loan B borrowing, issued at 99.50%, maturing on June 3, 2028 (“Term Loan B, due June 3, 2028”), with quarterly principal installment payments of $750 thousand beginning on October 1, 2021 through April 1, 2028, with the remaining principal balance of $279.8 million payable on the maturity date. The Term Loan B, due June 3, 2028 bears interest at the LIBOR rate of 2.50%, with a 0.00% LIBOR floor, and includes six months of 101 soft call protection. The net proceeds from the Term Loan B, due June 2028 were used to pay down $268.0 million of Mission’s outstanding loans under its existing revolving credit facilities, pay fees to Nexstar under the SSAs between Nexstar and Mission and for Mission’s general corporate purposes. Concurrently with the closing of Mission’s Term Loan B, due June 3, 2028, Mission reallocated $255.0 million of its unused revolving credit facility to Nexstar.

In August 2021, Nexstar and Mission borrowed $20.0 million and $2.5 million under each of their respective revolving credit facilities. In September 2021, Nexstar repaid in full the $20.0 million outstanding debt under its revolving credit facility, funded by cash on hand.

During the nine months ended September 30, 2021, Nexstar prepaid a total of $150.0 million in principal balance under its Term Loan B due 2024, funded by cash on hand, and the Company also repaid scheduled principal maturities of $16.1 million of its Term Loan A due 2024, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $349.7 million and $13.5 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2021. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2021, the Company was in compliance with its financial covenants.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2021, Nexstar was in compliance with its financial covenants.

Note 9:  Leases

The Company as a Lessee

The Company has operating and finance leases for office space, vehicles, tower facilities, antenna sites, studios and other real estate properties and equipment. The Company’s leases have remaining lease terms of two monthsto 93 years, some of which may include options to extend the leases from three months to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of September 30, 2021 were not material.

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$296,281	$282,834
Current lease liabilities	Other current liabilities	$42,592	$35,850
Noncurrent lease liabilities	Other noncurrent liabilities	$245,588	$234,208

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $3,891 as of September 30, 2021 and $3,349 as of December 31, 2020	Property, plant and equipment, net	$7,099	$7,641
Current lease liabilities	Other current liabilities	$1,002	$1,003
Noncurrent lease liabilities	Other noncurrent liabilities	$13,411	$14,172

Weighted Average Remaining Lease Term
Operating leases		8.3 years	8.7 years
Finance leases		10.0 years	10.7 years
Weighted Average Discount Rate
Operating leases		5.1%	5.4%
Finance leases		5.7%	5.7%

Operating lease expense for the three months ended September 30, 2021 was $14.5 million, of which $6.9 million and $7.6 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended September 30, 2020 was $11.6 million, of which $6.0 million and $5.6 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the nine months ended September 30, 2021 was $42.2 million, of which $20.1 million and $22.1 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the nine months ended September 30, 2020 was $35.6 million, of which $18.3 million and $17.3 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,335	$35,455
Operating cash flows from finance leases	636	676
Financing cash flows from finance leases	758	652

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$14,220	$450
2022	55,391	1,803
2023	53,015	1,818
2024	49,293	1,833
2025	36,834	1,879
Thereafter	154,797	11,479
Total future minimum lease payments	363,550	19,262
Less: imputed interest	(75,370)	(4,849)
Total	$288,180	$14,413

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

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A due 2023(1)	$484,216	$483,529	$483,816	$480,373
Team Loan A due 2024(1)	604,199	607,704	618,748	619,619
Term Loan B due 2024(1)	717,277	724,025	862,856	865,311
Term Loan B due 2026(1)	2,599,465	2,640,633	2,593,671	2,601,619
5.625% Notes due 2027(2)	1,790,414	1,892,600	1,790,997	1,912,181
4.75% Notes due 2028(2)	991,643	1,034,400	990,915	1,040,000
Mission
Term Loan B due 2028(1)	297,655	300,608	-	-
Revolving loans due 2023(1)	61,500	61,193	327,000	323,517

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

During the three and nine months ended September 30, 2021, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 4 and 5 for additional information.

Note 11:  Common Stock

On September 1, 2020, Nexstar’s Board of Directors approved a $300 million increase in Nexstar’s share repurchase authorization to repurchase its Class A common stock. On January 27, 2021, Nexstar’s Board of Directors also approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.0 billion of its Class A common stock, increasing the Company’s share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in 2021. During the nine months ended September 30, 2021, Nexstar repurchased a total of 2.7 million shares of its Class A common stock for $403.2 million, funded by cash on hand. As of September 30, 2021, the remaining available amount under the share repurchase authorization was $771.8 million.

Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

Note 12:  Income Taxes

Income tax expense was $65.9 million for the three months ended September 30, 2021 compared to $65.2 million for the same period in 2020. The effective tax rates were 28.0% and 25.6% for each of the respective periods.

Income tax expense was $196.3 million for the nine months ended September 30, 2021, compared to $166.9 million for the same period in 2020. The effective tax rates were 25.7% and 27.3% for each of the respective periods. In 2020, Nexstar recorded an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of station divestitures in 2020, or a 1.3% decrease to the effective tax rate in 2021. Additionally, certain state contingency reserves decreased as a result of audit settlements. This resulted in a decrease in income tax expense of $7.4 million in 2021, or a 1.0% decrease to the effective tax rate in 2021. These decreases were offset by a provision to return adjustment resulting in a 0.7% increase.

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

The Company also considered the ongoing impact of COVID-19 on its ability to realize deferred tax assets in the future and determined that such conditions did not change its overall valuation allowance positions.

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

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking, seeking comment among other things on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019. On June 4, 2021, the FCC issued a public notice soliciting further comment to update the record in the 2018 quadrennial review. Comments and reply comments in response to this public notice were filed in September and October 2021.

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

Spectrum

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction in 2016-2017 for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. Ten of Nexstar’s stations and one station owned by Vaughan, a consolidated VIE, accepted bids to relinquish their spectrum. On July 21, 2017, the Company received $478.6 million of gross proceeds from the FCC related to the incentive auction. These were recorded as liability to surrender spectrum assets pending the relinquishment of spectrum assets or conversion from UHF to VHF. In 2017, one station that accepted a bid went off the air and the associated spectrum asset and liability to surrender spectrum, both amounting to $34.6 million, were derecognized. In 2018, eight stations that accepted bids ceased broadcasting on their previous channels and implemented channel sharing agreements. As such, the associated spectrum asset and liability to surrender spectrum, both amounting to $314.1 million, were derecognized. In 2019, one station that accepted a bid moved to a VHF channel and vacated its former channel. The associated spectrum asset and liability to surrender spectrum, both amounting to $52.0 million, were derecognized. The remaining station that accepted a bid moved to a VHF channel in April 2020 and vacated its former channel. As such, the associated spectrum asset of $67.2 million and liability to surrender spectrum of $78.0 million were derecognized, resulting in a non-cash gain on relinquishment of spectrum of $10.8 million.

The majority of the Company’s television stations did not accept bids to relinquish their television channels. Of those stations, 74 full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These “repack” stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. These funds are not available to reimburse repacking costs for stations which surrendered their spectrum in exchange for consideration and entered into channel sharing relationships. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs, followed by subsequent requests for reimbursement of those costs. As of August 3, 2021, verified cost estimates were over $2.231 billion, with additional reimbursements still to be made to repack stations as well as certain low power television and FM radio stations affected by the repack. The FCC has reported that all repack stations have ceased operating on their former channel assignments. This includes all repack stations owned by Nexstar and its VIEs. During the three and nine months ended September 30, 2021, the Company spent a total of $1.6 million and $7.0 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, the Company spent a total of $19.4 million and $49.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2021, the Company received $5.6 million and $17.9 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2020, the Company received $12.9 million and $51.3 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations.

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

Further, certain online video distributors (“OVDs”) have successfully or unsuccessfully sought to stream broadcast programming over the Internet. In September 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate federal copyright law. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015, and the proceeding remains open. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

Note 14:  Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of September 30, 2021, Mission had a maximum commitment of $375.0 million under its amended credit agreement, of which $361.5 million principal balance of debt was outstanding.

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

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of September 30, 2021, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $16.6 million and are estimated to be sufficient to satisfy such obligations.

As of September 30, 2021, all but 141 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The majority of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers and certain professionals formerly retained by Tribune, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and Tribune thereafter becoming wholly-owned by the Tribune Company employee stock ownership plan. Those lawsuits were brought in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. On August 20, 2021, the United States Court of Appeals for the Second Circuit issued an opinion affirming the New York District Court’s dismissal of certain of the claims alleged in those lawsuits and reversing the New York District Court’s dismissal of others of those claims. The claims that were not dismissed are now once again pending before the New York District Court.

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

Reorganization Items, Net—Reorganization items, net are included in the “Other expenses, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income and primarily include professional advisory fees and other costs related to the resolution of unresolved claims. Such amounts were not significant during the three and nine months ended September 30, 2021 and 2020. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2021 and potentially in future periods.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS has proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. In addition, after-tax interest on the aforementioned proposed tax and penalty through September 30, 2021 would be approximately $132.0 million. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. A bench trial in the Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Tax Court issued an opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court.

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

On October 26, 2021, the Tax Court issued an Opinion on the Chicago Cubs Transactions matter. See Note 16 for discussion of subsequent events.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate 2014–2015 federal income tax audits. In the third quarter of 2020, the IRS completed its audits of the acquired Tribune entities, and with the exception of Tribune Media Company, all other entity audits have been resolved and closed. For Tribune Media Company, the IRS issued a Revenue Agent's Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails with its position, Nexstar would be required to reduce its tax basis in certain assets resulting in a $40.0 million increase in its federal and state taxes payable and a $140.0 million increase in deferred income tax liability as of September 30, 2021. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax benefits.

Note 15:  Segment Data

The Company evaluates the performance of its operating segments based on net revenue and operating income. The Company’s broadcast segment includes (i) television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) NewsNation, a live daily national newscast and general entertainment cable network, (iii) two owned and operated digital multicast networks and other multicast network services, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) corporate functions, (ii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (iii) digital businesses and (iv) eliminations.

Segment financial information is included in the following tables for the periods presented (in thousands):

Three Months Ended September 30, 2021	Broadcast	Other	Consolidated
Net revenue	$1,129,523	$27,489	$1,157,012
Depreciation of property and equipment	36,707	4,647	41,354
Amortization of intangible assets	72,204	3,526	75,730
Income (loss) from operations	329,331	(51,952)	277,379

Nine Months Ended September 30, 2021	Broadcast	Other	Consolidated
Net revenue	$3,330,189	$72,344	$3,402,533
Depreciation of property and equipment	106,037	14,689	120,726
Amortization of intangible assets	215,290	7,939	223,229
Income (loss) from operations	981,466	(130,839)	850,627

Three Months Ended September 30, 2020	Broadcast	Other	Consolidated
Net revenue	$1,094,804	$23,399	$1,118,203
Depreciation of property and equipment	31,096	5,515	36,611
Amortization of intangible assets	68,591	674	69,265
Income (loss) from operations	377,172	(33,575)	343,597

Nine Months Ended September 30, 2020	Broadcast	Other	Consolidated
Net revenue	$3,060,279	$64,379	$3,124,658
Depreciation of property and equipment	91,187	16,600	107,787
Amortization of intangible assets	206,617	2,743	209,360
Income (loss) from operations	958,592	(113,727)	844,865

As of September 30, 2021	Broadcast	Other	Consolidated
Goodwill	$2,872,628	$179,264	$3,051,892
Assets(1)	12,037,434	1,245,560	13,282,994

As of December 31, 2020	Broadcast	Other	Consolidated
Goodwill	$2,874,274	$109,734	$2,984,008
Assets(1)	12,352,509	1,051,767	13,404,276

(1) While the Company's investment in TV Food Network ($1.160 billion at September 30, 2021 and $1.302 billion at December 31, 2020) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company's disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 5.

The following tables present the disaggregation of the Company’s revenue for the periods presented (in thousands):

Three Months Ended September 30, 2021	Broadcast	Other	Consolidated
Core advertising (local and national)	$432,696	$-	$432,696
Political advertising	12,387	-	12,387
Distribution	618,786	69	618,855
Digital	55,516	25,560	81,076
Other	7,080	1,860	8,940
Trade	3,058	-	3,058
Total net revenue	$1,129,523	$27,489	$1,157,012

Nine Months Ended September 30, 2021	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,267,868	$-	$1,267,868
Political advertising	26,306	-	26,306
Distribution	1,856,970	69	1,857,039
Digital	153,899	66,988	220,887
Other	18,197	5,287	23,484
Trade	6,949	-	6,949
Total net revenue	$3,330,189	$72,344	$3,402,533

Three Months Ended September 30, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$381,929	$-	$381,929
Political advertising	132,387	-	132,387
Distribution	538,271	105	538,376
Digital	33,488	21,743	55,231
Other	6,609	1,551	8,160
Trade	2,120	-	2,120
Total net revenue	$1,094,804	$23,399	$1,118,203

Nine Months Ended September 30, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,097,509	$39	$1,097,548
Political advertising	209,294	-	209,294
Distribution	1,622,639	1,997	1,624,636
Digital	100,949	57,383	158,332
Other	22,015	4,960	26,975
Trade	7,873	-	7,873
Total net revenue	$3,060,279	$64,379	$3,124,658

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three and nine months ended September 30, 2021, revenues from these sources for two of the Company's customers exceeded 10%. Each of these customers represents approximately 12% and 13% of the Company’s consolidated net revenues during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, revenues from these sources for three of the Company's customers exceeded 10%. Each of these customers represents approximately 11%, 11% and 10% of the Company’s consolidated net revenues during the three months ended September 30, 2020, and 12%, 12% and 11% of the Company’s consolidated net revenues during the nine months ended September 30, 2020.

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

Note 16:  Subsequent Events

On October 1, 2021, Nexstar acquired KJBO-LP, a low power television station in the Wichita Falls, Texas market, and KCPN-LP, a low power television station in the Amarillo, Texas market, from Mission. On the same date, Nexstar also acquired KSHV, a full power television station in the Shreveport, Louisiana market and KTPN-LD, a low power television station in the Tyler-Longview, Texas market, from White Knight. As of September 30, 2021, these stations were consolidated into Nexstar’s financial statements as VIEs (see Note 2). The purchase prices Nexstar paid for each of these acquisitions are nominal.

On October 26, 2021, the Tax Court issued an Opinion related to the Chicago Cubs Transactions as further described in Note 14, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the IRC and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. The Company is currently evaluating the potential for appeal to the Court of Appeals for the holdings within the Opinion which are unfavorable to Tribune. While the Tax Court has issued its Opinion, it has not yet held further proceedings on the penalty issue and has not yet entered a final decision that starts the time in which either party may appeal the ruling to the Court of Appeals. The Company is currently evaluating the Court’s Opinion and the related impact, if any, to the condensed consolidated financial statements.

On October 27, 2021, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.70 per share of its Class A common stock. The dividend is payable on November 29, 2021 to stockholders of record on November 12, 2021.

On October 29, 2021, Nexstar prepaid $30.0 million of the outstanding principal balance under its Term Loan B due 2024, funded by cash on hand.

On October 29, 2021, Nexstar completed the purchase of an annuity contract for certain participants of one of the Tribune defined benefit pension plans. Pursuant to this agreement, $116.9 million of funds from the pension plan assets were transferred to an insurance company, along with the irrevocable transfer of pension plan obligations estimated at $117.5 million assumed by the same insurance company.

From October 1, 2021 to November 2, 2021, we repurchased 332,004 shares of our Class A common stock for $50.4 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $721.4 million.

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

As a result of our deemed controlling financial interests in the consolidated VIEs in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we consolidate their financial position, results of operations and cash flows as if they were wholly-owned entities (See Note 2 to our Condensed Consolidated Financial Statements for VIE discussion). We believe this presentation is meaningful for understanding our financial performance. Therefore, the following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

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

Executive Summary

2021 Highlights

•

During the third quarter of 2021, net revenue increased by $38.8 million, or 3.5%, compared to the same period in 2020. The increase was primarily due to (i) an increase in revenue from core advertising of our legacy stations of $34.5 million, primarily due to recovery from the effects of the COVID-19 pandemic and, to a lesser extent, advertising revenue generated in 2021 by our NBC affiliate stations from the Summer Olympics, offset by a decline in advertising from the automotive sector, (ii) incremental revenue from the stations and digital businesses we acquired in 2021 and 2020 of $57.7 million, (iii) an increase in distribution revenue of our legacy stations of $53.4 million, and (iv) a net increase in digital revenue of our legacy stations and other digital businesses of $11.4 million. These increases were partially offset by a decrease in revenue from political advertising of legacy stations of $119.3 million, as 2021 is not an election year.

•

During the three and nine months ended September 30, 2021, we repurchased a total of 980,770 shares and 2,715,462 shares, respectively, of our Class A common stock for $144.3 million and $403.2 million, respectively, funded by cash on hand. From October 1, 2021 to November 2, 2021, we repurchased an additional 332,004 shares of our Class A common stock for $50.4 million, funded by cash on hand. As of the filing of this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $721.4 million.

•

During the three and nine months ended September 30, 2021, we received a total of $15.0 million and $222.4 million, respectively, in cash distribution from our 31.3% equity method investment in TV Food Network.

•

For each of the first three quarters of 2021, our Board of Directors declared and paid cash dividends of $0.70 per share of our outstanding Class A common stock, or total dividend payments of $89.5 million.

•

On April 16, 2021, Nexstar Inc. (formerly Nexstar Broadcasting, Inc.), a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

2021 Acquisition of The Hill

•

On August 20, 2021, pursuant to a merger agreement, we acquired 100% of the outstanding equity of News Communications, Inc. (“NCI”), a then Delaware corporation, for a total cash consideration of approximately $137.5 million, including preliminary working capital adjustments, funded by cash on hand. NCI is the owner of “The Hill,” an independent, political digital media platform. This acquisition marks a continuation of Nexstar’s content-first strategy, focused primarily on news, designed to further leverage and monetize its expansive digital reach. See Note 3 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

2021 Transactions with VIEs

•

Effective June 30, 2021, as a result of a Supreme Court ruling, the Federal Communications Commission’s (“FCC”) television JSA attribution rule has been eliminated. On July 1, 2021, Mission Broadcasting, Inc. (“Mission”) entered into JSAs with Nexstar for Mission-owned stations KMSS, KPEJ, KLJB, KASY, KWBQ and KRWB. On July 1, 2021, Mission also granted Nexstar options to purchase stations KMSS, KPEJ and KLJB from Mission, subject to FCC consent.

•

During the third quarter of 2021 and October 2021, Nexstar acquired certain television stations owned by Mission and White Knight Broadcasting. See Notes 2, 3 and 16 to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on these transactions.

Debt Transactions

•	During the nine months ended September 30, 2021, we prepaid a total of $150.0 million in principal balance under our Term Loan B due 2024, funded by cash on hand.

•	During the nine months ended September 30, 2021, we repaid scheduled principal maturities of $16.1 million under our Term Loan A due 2024.

•

On June 3, 2021, Mission amended its senior secured credit facility. The amendment provides for a $300.0 million Term Loan B borrowing, issued at 99.50%, maturing on June 3, 2028 (“Term Loan B, due June 3, 2028”). The net proceeds from the Term Loan B, due June 2028 were used to pay down $268.0 million of Mission’s then outstanding loans under its revolving credit facilities, pay fees to Nexstar under the shared services agreements between Nexstar and Mission and for Mission’s general corporate purposes. Concurrently with the closing of the Term Loan B, due June 3, 2028, Mission reallocated $255.0 million of its unused revolving credit facility to Nexstar.

•

In August 2021, we and Mission borrowed $20.0 million and $2.5 million under our and Mission’s respective revolving credit facilities. In September 2021, we repaid in full our $20.0 million outstanding debt under our revolving credit facility, funded by cash on hand.

•	On October 29, 2021, Nexstar prepaid $30.0 million of the outstanding principal balance under its Term Loan B due 2024, funded by cash on hand.

Update on COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery during the first three quarters of 2021. The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges of the virus and the length of time that the pandemic continues, current challenges to increase vaccination rates in the U.S. and disruptions to supply chains.

The CARES Act/ARPA

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, deferral of contributions to qualified pension plans and other postretirement benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, we elected to defer employer social security tax in 2020 totaling $31.7 million, which will be paid in two equal installments on December 31, 2021 and December 31, 2022.

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

Overview of Operations

As of September 30, 2021, we owned, operated, programmed or provided sales and other services to 199 full power television stations, including those owned by VIEs, and one AM radio station in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 36 full power television stations are VIEs that are consolidated into our financial statements.

On April 16, 2021, Nexstar Inc. (formerly Nexstar Broadcasting, Inc.), a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

We guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes due 2027 and our 4.75% Notes due 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2022 and 2029) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three and nine months ended September 30, 2021, the Company spent a total of $1.6 million and $7.0 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, the Company spent a total of $19.4 million and $49.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2021, the Company received $5.6 million and $17.9 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2020, the Company received $12.9 million and $51.3 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Consolidated Statements of Operations.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2021 is not an election year, we expect a decrease in political advertising revenue to be reported in 2021 compared to 2020. However, the 2020 Summer Olympics rescheduled to July 2021 increased the advertising revenue of our NBC affiliate stations in the third quarter of 2021.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in thousands) and each type of revenue as a percentage of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Core advertising	$432,696	37.4	$381,929	34.1	$1,267,868	37.3	$1,097,548	35.1
Political advertising	12,387	1.1	132,387	11.8	26,306	0.8	209,294	6.7
Distribution revenue	618,855	53.5	538,376	48.1	1,857,039	54.6	1,624,636	52.0
Digital	81,076	7.0	55,231	4.9	220,887	6.5	158,332	5.1
Other	8,940	0.7	8,160	0.9	23,484	0.6	26,975	0.8
Trade revenue	3,058	0.3	2,120	0.2	6,949	0.2	7,873	0.3
Total net revenue	$1,157,012	100.0	$1,118,203	100.0	$3,402,533	100.0	$3,124,658	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (in thousands) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$1,157,012	100.0	$1,118,203	100.0	$3,402,533	100.0	$3,124,658	100.0
Operating expenses (income):
Corporate expenses	46,836	4.0	39,699	3.6	132,259	3.9	128,572	4.1
Direct operating expenses, net of trade	476,778	41.2	420,929	37.6	1,384,190	40.7	1,276,452	40.9
Selling, general and administrative expenses, excluding corporate	211,358	18.3	186,845	16.7	611,882	18.0	509,599	16.3
Depreciation of property and equipment	41,354	3.6	36,611	3.3	120,726	3.5	107,787	3.4
Amortization of intangible assets	75,730	6.5	69,265	6.2	223,229	6.6	209,360	6.7
Amortization of broadcast rights	29,884	2.6	31,968	2.9	92,418	2.6	104,916	3.3
Trade expense	3,278	0.3	2,162	0.2	7,583	0.2	8,337	0.3
Reimbursement from the FCC related to station repack	(5,585)	(0.5)	(12,873)	(1.2)	(17,926)	(0.5)	(51,347)	(1.6)
Change in the estimated fair value of contingent consideration attributable to a merger	-	-	-	-	-	-	3,933	0.1
Gain on relinquishment of spectrum	-	-	-	-	-	-	(10,791)	(0.3)
Gain on disposal of stations and business units, net	-	-	-	-	(2,455)	(0.1)	(7,025)	(0.2)
Total operating expenses	879,633		774,606		2,551,906		2,279,793
Income from operations	$277,379		$343,597		$850,627		$844,865

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $432.7 million for the three months ended September 30, 2021, compared to $381.9 million for the same period in 2020, an increase of $50.8 million, or 13.3%. The increase was primarily due to an increase in our legacy stations’ core advertising revenue of $34.5 million, primarily due to recovery from the effects of the COVID-19 pandemic and, to a lesser extent, advertising revenue generated in 2021 by our NBC affiliate stations from the Summer Olympics, offset by a decline in advertising from the automotive sector. The television stations we acquired in 2020 also increased our advertising revenue by $16.3 million. Our largest advertiser category, automobile, represented approximately 14% and 19% of our core advertising revenue for the three months ended September 30, 2021 and 2020, respectively. Overall, including past results of our newly acquired stations, automobile revenues decreased by approximately 12% during the quarter, primarily as a result of the current shortage in supply of chips and semiconductors. The other categories representing our top five increased in 2021, led by gaming/sports betting, and followed by home repair/manufacturing, medical/healthcare and attorneys. While we are encouraged by the positive trends we saw during the nine months ended September 30, 2021, to the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $12.4 million for the three months ended September 30, 2021, compared to $132.4 million for the same period in 2020, a decrease of $120.0 million, as 2021 is not a nationwide election year.

Distribution revenue was $618.9 million for the three months ended September 30, 2021, compared to $538.4 million for the same period in 2020, an increase of $80.5 million, or 14.9%. Our legacy stations’ revenue increased by $53.4 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber and renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term). Additionally, our stations acquired in 2020 increased our revenue in 2021 by $27.0 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital media revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $81.1 million for the three months ended September 30, 2021, compared to $55.2 million for the same period in 2020, an increase of $25.8 million, or 46.8%. The increase was primarily due to incremental revenue from the digital business and television stations we acquired in 2020 and 2021 of $15.8 million and a net increase in revenue from our legacy stations and other digital businesses of $11.5 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $46.8 million for the three months ended September 30, 2021, compared to $39.7 million for the same period in 2020, an increase of $7.1 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense), were $688.1 million for the three months ended September 30, 2021, compared to $607.8 million for the same period in 2020, an increase of $80.4 million, or 13.2%. The increase was primarily due to expenses associated with our television stations and digital business we acquired in 2021 and 2020 of $53.6 million. In addition, our legacy stations’ programming costs increased by $16.3 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. Our legacy stations’ and other business units’ other operating expenses increased by $12.7 million, primarily due to recovery from COVID-19 and an increase in sales and promotional costs to drive revenue.

Depreciation of property and equipment was $41.4 million for the three months ended September 30, 2021, compared to $36.6 million for the same period in 2020, an increase of $4.7 million.

Amortization of intangible assets was $75.7 million for the three months ended September 30, 2021, compared to $69.3 million for the same period in 2020, an increase of $6.5 million.

Amortization of broadcast rights was $29.9 million for the three months ended September 30, 2021, compared to $32.0 million for the same period in 2020, a decrease of $2.1 million.

Certain of the Company’s stations were assigned to new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended September 30, 2021 and 2020, we received a total of $5.6 million and $12.9 million, respectively, in reimbursements from the FCC which we recognized as operating income.

Income from equity method investments, net

Income from equity method investments, net was $20.8 million for the three months ended September 30, 2021, compared to $15.9 million for the same period in 2020, an increase of $4.9 million.

Interest Expense, net

Interest expense, net was $70.4 million for the three months ended September 30, 2021, compared to $77.3 million for the same period in 2020, a decrease of $6.9 million, or 8.9%. The decrease was due primarily to the combined effect of reductions in outstanding balance of debt and London Inter-Bank Offered Rate ("LIBOR") as of September 30, 2021 compared to the same period in 2020.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.9 million for the three months ended September 30, 2021, compared to $37.4 million for the same period in 2020, a decrease of $36.5 million. In 2020, we redeemed our $900.0 million 5.625% Notes due 2024 and prepaid a portion of our outstanding term loans. These transactions resulted in a premium on bond redemption of $25.3 million and write-off of unamortized debt discount/premiums and debt financing costs of $12.1 million associated with these extinguished debt obligations.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $17.7 million for the three months ended September 30, 2021, compared to $10.8 million for the same period in 2020, an increase of $6.9 million.

Unrealized loss on an equity investment measured at fair value

During the three months ended September 30, 2021, we recognized a $2.2 million unrealized loss on a certain equity investment that has a readily determinable fair value.

Loss on write-off of an equity investment

During the three months ended September 30, 2021, we recorded a $7.0 million non-cash pre-tax impairment on an equity investment that is deemed to have no remaining estimated value.

Income Taxes

Income tax expense was $65.9 million for the three months ended September 30, 2021 compared to $65.2 million for the same period in 2020. The effective tax rates were 28.0% and 25.6% for each of the respective periods.

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

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $1,267.9 million for the nine months ended September 30, 2021, compared to $1,097.5 million for the same period in 2020, an increase of $170.3 million, or 15.5%. The increase was primarily due to an increase in our legacy stations’ core advertising revenue of $134.3 million, primarily due to recovery from the adverse effects of the COVID-19 pandemic and, to a lesser extent, advertising revenue generated in 2021 by our NBC affiliate stations from the Summer Olympics. The television stations acquired in 2020 also increased our advertising revenue by $48.3 million, partially offset by a decrease in revenue from station divestitures of $12.3 million. Our largest advertiser category, automobile, represented approximately 16% and 17% of our core advertising revenue for each of the nine months ended September 30, 2021 and 2020, respectively. Overall, including past results of our newly acquired stations, automobile revenues increased by approximately 6.4% in 2021, primarily due to recovery from the effects of the COVID-19 pandemic, partially offset by the current shortage in supply of chips and semiconductors. The other categories representing our top five also increased in 2021, led by gaming/sports betting, and followed by home repair/manufacturing, medical/healthcare and attorneys. While we are encouraged by the positive trends we saw during the nine months ended September 30, 2021, to the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $26.3 million for the nine months ended September 30, 2021, compared to $209.3 million for the same period in 2020, a decrease of $183.0 million, as 2021 is not a nationwide election year.

Distribution revenue was $1,857.0 million for the nine months ended September 30, 2021, compared to $1,624.6 million for the same period in 2020, an increase of $232.4 million, or 14.3%. Our legacy stations’ revenue increased by $155.0 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber and renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term). Additionally, our stations acquired in 2020 increased our revenue in 2021 by $92.7 million, partially offset by a decrease in revenue from our station divestitures of $15.3 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $220.9 million for the nine months ended September 30, 2021, compared to $158.3 million for the same period in 2020, an increase of $62.6 million, or 39.5%. The increase was primarily due to incremental revenue from the digital business and television stations we acquired in 2021 and 2020 of $39.5 million and a net increase in revenue from our legacy stations and other digital businesses of $27.2 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $132.3 million for the nine months ended September 30, 2021, compared to $128.6 million for the same period in 2020, an increase of $3.7 million.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense), were $1,996.1 million for the nine months ended September 30, 2021 compared to $1,786.1 million for the same period in 2020, an increase of $210.0 million, or 11.8%. The increase was primarily due to expenses associated with our television stations and digital business we acquired in 2021 and 2020 of $136.4 million, partially offset by station divestitures of $21.3 million. In addition, our legacy stations’ programming costs increased by $45.3 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. Our legacy stations’ and business units’ other operating expenses increased by $50.6 million, primarily due to recovery from the COVID-19 pandemic and an increase in sales and promotional costs to drive revenue.

Depreciation of property and equipment was $120.7 million for the nine months ended September 30, 2021, compared to $107.8 million for the same period in 2020, an increase of $12.9 million. The increase was primarily due to incremental depreciation from the stations and business we acquired in 2020 and depreciation from the newly capitalized assets related to station repacking activities, partially offset by a decrease in depreciation from fully depreciated assets.

Amortization of intangible assets was $223.2 million for the nine months ended September 30, 2021, compared to $209.4 million for the same period in 2020, an increase of $13.9 million. The increase was primarily due to incremental amortization from stations and other businesses we acquired in 2020 and current year station acquisitions, less decreases in amortization from certain fully amortized assets.

Amortization of broadcast rights was $92.4 million for the nine months ended September 30, 2021, compared to $104.9 million for the same period in 2020, a decrease of $12.5 million, or 11.9%. The decrease was primarily due to the reduction of NewsNation’s film rights costs by $13.3 million as it continues to shift its focus from syndicated programming to national newscast programs.

Certain of the Company’s stations were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels and are continuing to spend costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the nine months ended September 30, 2021 and 2020, the Company received $17.9 million and $51.3 million, respectively, in reimbursements from the FCC which it recognized as operating income.

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

Income from equity method investments, net

Income from equity method investments, net was $77.7 million for the nine months ended September 30, 2021, compared to $41.4 million for the same period in 2020, an increase of $36.4 million, primarily attributable to higher equity in income from our investment in TV Food Network, net of the amortization of basis difference of $36.9 million.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.9 million for the nine months ended September 30, 2021, compared to $44.8 million for the same period in 2020, a decrease of $42.9 million. In 2020, we redeemed our $900.0 million 5.625% Notes due 2024 and prepaid a portion of our outstanding term loans. These transactions resulted in a premium on bond redemption of $25.3 million and write-off of unamortized debt discount/premiums and debt financing costs of $19.6 million associated with these extinguished debt obligations.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $53.0 million for the nine months ended September 30, 2021, compared to $32.3 million for the same period in 2020, an increase of $20.7 million, primarily attributable to an increase in expected return on pension plan assets and an estimated reduction in interest costs on projected benefit obligations.

Unrealized gain on an equity investment measured at fair value

In 2021, we recognized a $5.7 million unrealized gain on a certain equity investment that has a readily determinable fair value.

Loss on write-off of an equity investment

During the nine months ended September 30, 2021, we recorded a $7.0 million non-cash pre-tax impairment on an equity investment that is deemed to have no remaining estimated value.

Interest Expense, net

Interest expense, net was $212.6 million for the nine months ended September 30, 2021, compared to $260.8 million for the same period in 2020, a decrease of $48.2 million, or 18.5%. The decrease was due primarily to the combined effect of reductions in outstanding balance of debt and LIBOR as of September 30, 2021 compared to the same period in 2020.

Income Taxes

Income tax expense was $196.3 million for the nine months ended September 30, 2021 compared to $166.9 million for the same period in 2020. The effective tax rates were 25.7% and 27.3% for each of the respective periods. In 2020, Nexstar recorded an income tax expense of $8.1 million attributable to nondeductible goodwill written off as a result of station divestitures in 2020, or a 1.3% decrease to the effective tax rate in 2021. Additionally, certain state contingency reserves decreased as a result of audit settlements. This resulted in a decrease to income tax expense of $7.4 million in 2021, or a 1.0% decrease to the effective tax rate in 2021. These decreases were offset by a provision to return adjustment resulting in a 0.7% increase.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control, for instance, uncertainties surrounding the business outlook caused by the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery during the first three quarters of 2021. The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges of the virus and the length of time that the pandemic continues, current challenges to increase vaccination rates in the U.S. and disruptions to supply chains.

During the three and nine months ended September 30, 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are reflective of the economic recovery to date and the incremental operating results from the Company’s acquisitions in 2020. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of September 30, 2021, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$881,654	$877,488
Net cash (used in) provided by investing activities(1)	(193,792)	260,362
Net cash used in financing activities	(646,732)	(960,012)
Net increase in cash, cash equivalents and restricted cash	$41,130	$177,838
Cash paid for interest	$220,311	$290,250
Income taxes paid, net of refunds	$247,399	$201,979

	As of September 30,	As of December 31,
	2021	2020
Cash, cash equivalents and restricted cash	$210,439	$169,309
Long-term debt, including current portion	7,546,369	7,668,003
Unused revolving loan commitments under senior secured credit facilities (1)	363,202	95,662

(1)

Based on covenant calculations as of September 30, 2021, all of the $349.7 million and $13.5 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $4.2 million during the nine months ended September 30, 2021, compared to the same period in 2020. This was primarily due to an increase in our revenue (excluding trade) of $278.8 million, source of cash due to lower interest payments of $69.9 million, timing of payments to our vendors of $20.2 million, lower payments for broadcast rights of $14.2 million, and an increase in distribution from our equity investment in TV Food Network of $15.4 million. These increases were partially offset by an increase in our corporate, direct operating and selling, general and administrative expense (excluding non-cash transactions) of $239.7 million, uses of cash resulting from timing of accounts receivable collections of $108.6 million and higher tax payments of $45.4 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $193.8 million during the nine months ended September 30, 2021, compared to net cash flows provided by investing activities of $260.4 million for the same period in 2020.

In 2021, we spent a total of $105.0 million in capital expenditures and $138.8 million to acquire television station, digital business and certain license assets. These decreases were partially offset by the proceeds from the sale of stations and business units and asset disposals of $19.1 million, reimbursements from the FCC related to station repack of $17.9 million and deposits received associated with the sale of real estate assets of $10.0 million.

In 2020, we sold two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively. We also received $98.0 million in cash proceeds from settlement of litigation between Sinclair and Tribune. These increases were reduced by the cash payment the company made to acquire a total of six television stations and certain non-license assets for a total cash consideration payment of $132.3 million. Our capital expenditures during the nine months ended September 30, 2020 were $170.2 million, including $51.3 million related to station repack activities which are reimbursable from the FCC.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $646.7 million and $960.0 million during the nine months ended September 30, 2021 and 2020, respectively.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $150.0 million and made scheduled principal payments on our Term Loan A due 2024 of $16.1 million, paid dividends to our common stockholders of $89.5 million ($0.70 per share during each quarter), repurchased common shares of $403.2 million, paid cash for taxes in exchange for shares of common stock withheld of $10.9 million resulting from net share settlements of certain stock-based compensation, and paid for finance lease and software obligations of $13.2 million. Mission also received $298.5 million (net of $1.5 million discount) from its new Term Loan B due 2028 and utilized $268.0 million to repay a portion of its revolving loans. We also borrowed $20.0 million under our revolving credit facilities which was repaid in full during the quarter.

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

Future Sources of Financing and Debt Service Requirements

As of September 30, 2021, the Company had total combined debt of $7.546 billion, net of financing costs and discounts, which represented 74.2% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2021 (in thousands):

	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
Nexstar senior secured credit facility	$4,464,486	$5,358	$597,070	$1,217,742	$2,644,316
Mission senior secured credit facility	361,500	750	67,500	6,000	287,250
5.625% Notes due 2027	1,785,000	-	-	-	1,785,000
4.75% Notes due 2028	1,000,000	-	-	-	1,000,000
	$7,610,986	$6,108	$664,570	$1,223,742	$5,716,566

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

The Company had $349.7 million and $13.5 million of total unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2021. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. As discussed above, the ultimate outcome of the COVID-19 pandemic remains uncertain at this time and may significantly impact our future operating performance, liquidity and financial position. Any adverse impact of the COVID-19 pandemic may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

As of September 30, 2021, the remaining available amount under Nexstar’s share repurchase authorization was $771.8 million. From October 1, 2021 to November 2, 2021, we repurchased 332,004 shares of our Class A common stock for $50.4 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $721.4 million.

On October 1, 2021, we acquired KJBO-LP, a low power television station in the Wichita Falls, Texas market, and KCPN-LP, a low power television station in the Amarillo, Texas market, from Mission. On the same date, we also acquired KSHV, a full power television station in the Shreveport, Louisiana market and KTPN-LD, a low power television station in the Tyler-Longview, Texas market, from White Knight. As of September 30, 2021, these stations are consolidated into our financial statements as VIEs (see Note 2). The purchase prices we paid for each of these acquisitions are nominal.

On October 27, 2021, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.70 per share of its Class A common stock. The dividend is payable on November 29, 2021 to stockholders of record on November 12, 2021.

On October 29, 2021, Nexstar completed the purchase of an annuity contract for certain participants of one of the Tribune defined benefit pension plans. Pursuant to this agreement, $116.9 million of funds from the pension plan assets were transferred to an insurance company, along with the irrevocable transfer of pension plan obligations estimated at $117.5 million assumed by the same insurance company.

Debt Covenants

Our amended credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of September 30, 2021, we were in compliance with our financial covenant. We believe Nexstar and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due 2027 and 4.75% Notes due 2028 for a period of at least the next 12 months from September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2021, we had outstanding standby letters of credit with various financial institutions amounting to $21.7 million, of which $18.2 million was in support of certain worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information (in thousands) – Summarized balance sheet information as of September 30, 2021 and December 31, 2020 of the Obligor Group is as follows:

	September 30, 2021	December 31, 2020
Current assets - external	$1,306,367	$1,205,580
Current assets - due from consolidated entities outside of Obligor Group	35,536	35,572
Total current assets	$1,341,903	$1,241,152
Noncurrent assets - external(1) (2)	10,618,741	10,693,651
Noncurrent assets - due from consolidated entities outside of Obligor Group	53,292	53,292
Total noncurrent assets(2)	$10,672,033	$10,746,943
Total current liabilities	$707,295	$727,557
Total noncurrent liabilities	$9,925,751	$10,123,544
Noncontrolling interests	$7,407	$6,951

(1)

Excludes Issuer’s equity investments of $1.189 billion and $1.334 billion as of September 30, 2021 and December 31, 2020, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due 2028 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

(2)

As discussed in Notes 2 and 3 to our Condensed Consolidated Financial Statements, Mission acquired television station WNAC from Super Towers, Inc. Because Nexstar is the primary beneficiary of both Mission and station WNAC, Mission’s purchase of this station was deemed a common control transaction. For financial reporting purposes, the assets of station WNAC have been presented as if it was part of the Obligor Group as of the earliest period presented. As such, the noncurrent assets and total noncurrent assets of the Obligor Group as of December 31, 2020 increased by WNAC’s FCC license of $17.3 million.

Summarized Statements of Operations Information for the Obligor Group (in thousands):

Nine Months Ended
September 30, 2021
Net revenue - external	$3,389,194
Net revenue - from consolidated entities outside of Obligor Group	12,320
Total net revenue	3,401,514
Costs and expenses - external	2,535,032
Costs and expenses - to consolidated entities outside of Obligor Group	13,129
Total costs and expenses	2,548,161
Income from operations	$853,353
Net income	$492,693
Net income attributable to Obligor Group	$492,693
Income from equity method investments, net	$77,707

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that as of September 30, 2021, there has been no material change to this information.

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

The term loan borrowings at September 30, 2021 under the Company’s senior secured credit facilities bear interest rates ranging from 1.58% to 2.58%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2021 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by approximately $48.3 million, based on the outstanding balances of the Company’s senior secured credit facilities as of September 30, 2021. An increase of 50 basis points in LIBOR would result in a $24.1 million increase in annual interest expense and decrease in cash flow from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flow from operations would increase by $3.9 million. Since the onset of the COVID-19 pandemic, LIBOR has dropped significantly and may be more volatile in the future, which could potentially impact our total interest expense. Our 5.625% Notes due 2027 and 4.75% Notes due 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2021, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

Impact of Inflation

We believe that the Company’s results of operations are not significantly affected by the changes in the inflation rate. However, the disruption in supply chains caused by the COVID-19 pandemic may lead to higher levels of inflation in future periods.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Nexstar’s management, with the participation of its Chairman and Chief Executive Officer along with its Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of Nexstar’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon that evaluation, Nexstar’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that as of the end of the period covered by this report, Nexstar’s disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2021, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On September 1, 2020, Nexstar’s Board of Directors approved a $300 million increase in Nexstar’s share repurchase authorization to repurchase its Class A common stock. On January 27, 2021, Nexstar’s Board of Directors also approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.0 billion of its Class A common stock, increasing the Company’s share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in 2021. During the nine months ended September 30, 2021, Nexstar repurchased a total of 2.7 million shares of its Class A common stock for $403.2 million, funded by cash on hand. As of September 30, 2021, the remaining available amount under the share repurchase authorization was $771.8 million.

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the quarter ended September 30, 2021:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
July 1 - 30, 2021	343,270	$145.46	343,270	$866,161,698
August 2 - 31, 2021	306,500	$146.89	306,500	821,139,591
September 1 - 30, 2021	331,000	$149.17	331,000	771,765,171
	980,770	$147.16	980,770

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Lee Ann Gliha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Lee Ann Gliha pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2021 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR MEDIA GROUP, INC.

/S/ PERRY A. SOOK
By:	Perry A. Sook
Its:	Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ LEE ANN GLIHA
By:	Lee Ann Gliha
Its:	Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: November 3, 2021