Form 10-K
period 2021-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2022-02-28
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $6,000,193,734.

As of February 25, 2022, the Registrant had 41,003,139 shares of Class A Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Nexstar Media Inc. has time brokerage agreements (“TBAs”), shared services agreements (“SSAs”), joint sales agreements (“JSAs”), local marketing agreements (“LMAs”) and outsourcing agreements (which we generally and collectively refer to as “local service agreements”) relating to the television stations owned by VIEs but does not own any of the equity interests in these entities. For a description of the relationship between Nexstar and these VIEs, see Item 1, “Business.”

The information in this Annual Report on Form 10-K includes information related to Nexstar and the VIEs with whom Nexstar has relationships. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and as discussed in Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K, the financial results of the consolidated VIEs are included in the Consolidated Financial Statements contained herein.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through ownership or local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1, “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas (“DMAs”), in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2021 4th Quarter Edition, as published by BIA Financial Network, Inc.

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

PART I

Item 1. Business

Company Overview

We are a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of December 31, 2021, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV (“MNTV”) and other broadcast television networks. As of December 31, 2021, we reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high-frequency (“UHF”) discount). We also own NewsNation (formerly WGN America), a live daily national news and general entertainment cable network which is distributed to approximately 75 million homes as of December 31, 2021 according to The Nielsen Company (US), LLC (“Nielsen”), two digital multicast networks and other multicast network services, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 120 local websites and 284 mobile applications, national digital properties including NewsNation, The Hill, BestReviews and a suite of advertiser solutions. Together, our other digital properties attracted over 120 million unique visitors in December 2021 according to Comscore.

The stations we own and operate or provide services to provide free programming to our markets’ television viewing audiences. This programming includes programs produced by third party networks with which the stations are affiliated, programs that the stations produce, and first-run and rerun syndicated programs that the stations acquire. Our NewsNation cable network delivers a growing national newscast and quality television series and movies. Our primary sources of revenue include the sale of commercial air time on our stations to local advertisers, the sale of commercial airtime on our stations and cable network to national advertisers, the sale of advertising on our stations’ websites and mobile applications where we deliver community focused content, and the revenues our stations and cable network generate from retransmission consent and carriage agreements with traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, and online video distributors (“OVDs”), companies that provide video content through internet streaming.

Our digital businesses include video and display advertising platforms that are delivered locally or nationally through our own and various third-party websites and mobile applications, a consumer product reviews platform and other digital media solutions to media publishers and advertisers. We are focused on growing our portfolio of digital products, services and content complementary to our vision of providing local news, entertainment and sports content through broadcast and digital platforms.

At the station level, we seek to grow our revenue, operating income, EBITDA and cash flow by increasing the audience and revenue shares of the stations we own, operate, program or provide sales and other services to. We strive to increase the audience share of the stations by creating a strong local broadcasting presence based on highly rated local news, local sports coverage and active community sponsorship. We seek to improve revenue share by employing and supporting a high-quality local sales force that leverages the stations’ strong local brands and community presence with local advertisers. We further improve station cash flow by maintaining strict control over operating and programming costs. The benefits achieved through these initiatives are magnified in our duopoly markets by owning or providing services to stations affiliated with multiple networks, capitalizing on our local sales force in each market and achieving an increased level of operational efficiency. We also seek continued increase in the consumer awareness and viewership of our NewsNation cable network and continued growth in our portfolio of digital products, services and content.

More broadly, we seek to grow by using our scale and platform to provide advertisers with solutions across geographies and media types, leveraging costs against a broader platform and acquiring or investing in businesses that can benefit from our scale and asset mix.

We derive significant cash flows from our largest equity investment, a 31.3% interest in TV Food Network. TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel is a digital-tier network available nationally and airs popular off-Food Network programming as well as originally produced programming. We also own attractive real estate in key markets, including development rights for certain of our real estate assets.

We are a Delaware corporation formed in 1996. Our principal offices are at 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Recent Acquisition

On August 20, 2021, we acquired 100% of the outstanding equity of News Communications, Inc. (“NCI”) for a total cash consideration of approximately $137.7 million, including working capital adjustments, funded by cash on hand. NCI is the owner of “The Hill,” an independent, political digital media platform. This acquisition marks a continuation of Nexstar’s content-first strategy, focused primarily on news, designed to further leverage and monetize our expansive digital reach.

See Note 3 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the above transaction.

Operating Strategy

We seek to generate revenue, operating income, EBITDA and cash flow growth through the following strategies:

Leverage Our Scale. We believe we are the largest local broadcasting company in the United States, generating $4.648 billion of revenue for the year ended December 31, 2021. Our television stations reach approximately 68% of U.S. television households (without applying the FCC UHF discount), which reach is augmented by the additional households that have access to NewsNation or our other multicast networks. We believe we are one of the largest affiliate groups for each of our major broadcast network partners. We are an important partner for the MVPDs and OVDs which include our content in their consumer offerings. Our digital assets attract an audience that makes us a top ten digital news and information property and a top 30 property overall for December 2021, according to Comscore. Our scale provides us with unique operating advantages in the form of services we can provide to our advertisers, audience and employees, a platform for growth and operating expense synergies and access to capital.

Develop Leading Local Franchises. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming and community presence. According to Comscore, in over 76% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. Strong local news typically generates higher ratings among attractive demographic profiles and enhances audience loyalty, which may result in higher ratings for programs both preceding and following the news. High ratings and strong community identity make the stations that we own, operate, program, or provide sales and other services to more attractive to local advertisers. For the year ended December 31, 2021, the Company earned approximately 44% of its advertising revenue from spots aired during local news programming. Currently, our stations and the stations we provide services to typically provide between 15 and 40 hours per week of local news programming, but as high as 80 hours per week at stations with enhanced time periods for local news. Extensive local sports coverage, active sponsorship of community events and the local news stories our Washington, D.C. bureau focuses on further differentiate us from our competitors and strengthen our community relationships and our local advertising appeal.

Invest in Digital Media. According to an October 2021 eMarketer report, digital advertising spending accounts for more than 60% of all media advertising spending and is projected to grow at a 12% compound annual growth rate over the next four years. Nexstar has a large digital audience with its local and national websites attracting approximately 91 million average unique monthly users utilizing nearly eight billion page views and 687 million video views during 2021. For December 31, 2021, our digital properties attracted approximately 120 million unique users and ranked as a top 10 digital news and information property according to Comscore. Additionally, we reach our audiences through all social platforms and syndication of our content to third parties. We generate digital advertising revenues from the sale of direct and programmatic advertising on our owned and operated websites, the sale of digital marketing solutions provided to local and national advertisers and affiliate marketing as part of our consumer product reviews platform. For the fiscal year ending December 31, 2021, only 6.9% of our net revenue was generated from digital advertising. We are focused on better monetizing our digital audience and growing our portfolio of digital products, services and content and associated revenue streams. In 2021, we launched STELLAR, our unified digital platform that enables advertisers to increase customer acquisition and deliver effective omni-channel advertising campaigns. In 2020 and 2021 we acquired a digital consumer product reviews platform and a digital political news platform, respectively, which increased our digital revenue streams.

Emphasize Core and Political Advertising Sales. Our core revenue is comprised of advertising time sales to local and national customers. in 2021, we generated 37.9% of our revenue from core advertising. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. In most of our markets, we have increased the size and quality of our local sales force. We also invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period. National advertising time is generally sold through national sales representative firms that call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers and national retailers (some of which may also advertise locally).

In even-number years, when most local and national elections are held, we historically have generated substantial revenue from political advertising. Given our diverse and expansive geographic reach, we have television stations in the substantial majority of markets where there have been contested political elections. We are focused on growing our market share of political advertising spending.

Continue to Increase Distribution Revenues. We generated 53.2% of our net revenue for the year ended December 31, 2021 from distribution fees paid to us by MVPDs and OVDs for retransmission of our content. We believe that the share of audience that our content generates for MVPDs and OVDs is greater than the share of fees those platforms pay us. In 2021, our Distribution Revenue grew 14.9%. We anticipate we will continue to be able to grow this revenue category.

Capitalize on Diverse Network Affiliations. We currently own, operate, program or provide sales and other services to a balanced portfolio of television stations with diverse network affiliations, including ABC, NBC, CBS, FOX, CW and MNTV affiliated stations, which represented approximately 11.5%, 20.3%, 20.9%, 24.0%, 13.0% and 4.0%, respectively, of our 2021 combined core (local and national) and political advertising net revenue. The networks provide these stations with quality programming and numerous sporting events such as NFL football, NBA basketball, Major League Baseball, NCAA sports, PGA golf and the Olympic Games. Because network programming and ratings change frequently, the diversity of our station portfolio’s network affiliations reduces our reliance on the quality of programming from a single network.

Operate and Expand NewsNation. In September 2020, we successfully launched NewsNation, a live daily national news network. The cable network draws on the local market, regional and national expertise of Nexstar’s 5,500 local journalists. In 2021, in addition to its prime time national newscast (NewsNationPrime), NewsNation successfully launched additional programs, including Morning in America, Rush Hour, The Donlon Report, On Balance, Dan Abrams Live and Banfield.

Operate Duopoly Markets. Owning or providing services to more than one station in a given market enables us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. Duopoly markets broaden audience share by providing programming from multiple networks with different targeted demographics. These markets increase revenue share by capitalizing on multiple sales forces. Additionally, we achieve significant operating efficiencies by consolidating physical facilities, eliminating redundant management and leveraging capital expenditures between stations. We derived approximately 55% of our stations’ net revenue for the year ended December 31, 2021 from our duopoly markets.

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

Develop New Revenue Streams. We seek to generate new revenue streams leveraging the platform and assets of our company. Given our extensive station portfolio and geographic coverage, we have begun to convert the technology used by our stations to a new standard, ATSC 3.0, which will enable us to provide new high speed data transmission services to businesses and consumers. In 2021, we upgraded our stations in 17 markets expanding our reach to approximately 29% of all U.S. television households with the plan to convert another 20 markets in 2022, bringing our total coverage of the U.S. to approximately 50%. We anticipate that this conversion will enable us to develop a new business and generate additional revenue in the future.

Attract and Retain High Quality Management. We seek to attract and retain business unit and station general managers with proven track records by providing equity incentives.

Acquisition Strategy

We selectively pursue acquisitions where we believe we can improve revenue, operating income, EBITDA and cash flow through active management. We selectively pursue acquisitions of content-driven businesses that leverage our platform, scale and capabilities and are complementary to our vision of providing local news, entertainment, and sports content through broadcast and digital platforms. In addition, we will continue to pursue television station acquisitions in markets where permitted by the current regulatory framework.

Relationship with VIEs

Through various local service agreements, as of December 31, 2021, we provided sales, programming and other services to 35 full power television stations owned by consolidated VIEs and one full power television station owned by an unconsolidated VIE. As of December 31, 2021, all of the VIEs and their stations are 100% owned by independent third parties. In compliance with FCC regulations for all the parties, the VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, for the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (1) the local service agreements Nexstar has with the consolidated VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under the senior secured credit facility of Mission Broadcasting, Inc. (“Mission”), a consolidated VIE, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all of the consolidated VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2022 and 2031. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

For additional information on VIEs, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

The Stations

The following chart sets forth general information about the television stations (full power, low power and multicast channels) we currently own, operate, program or provide sales and other services to:

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation(3)	FCC License Expiration Date
1	New York, NY	LSA	WPIX(4)	The CW	WPIX-D2, D3, D4	Antenna TV, Court TV, Rewind TV	6/1/2023
2	Los Angeles, CA	O&O	KTLA	The CW	KTLA-D2, D3, D4, D5	Antenna TV, Court TV, TBD, Rewind TV	12/1/2022
3	Chicago, IL	O&O	WGN	Independent	WGN-D2, D3, D4, D5	Antenna TV, Court TV, Rewind TV, TBD	12/1/2028
4	Philadelphia, PA	O&O	WPHL	MNTV	WPHL-D2, D3, D4	Antenna TV, Court TV, Comet	8/1/2023
5	Dallas, TX	O&O	KDAF	The CW	KDAF-D2, D3, D4, D5	Antenna TV, Court TV, Charge!, Rewind TV	8/1/2022
6	San Francisco, CA	O&O	KRON	MNTV	KRON-D2, D3, D4, D5	Antenna TV, SportsGrid, Quest, ShopLC
8	Houston, TX	O&O	KIAH	The CW	KIAH-D2, D3, D4, D5	Antenna TV, Comet, TBD, Court TV	8/1/2022
9	DC/Hagerstown, MD	O&O O&O	WDCW WDVM(5)	The CW Independent	WDCW-D2, D3, D4 WDVM-D2, D3, D4	Antenna TV, WDVM, Univision SportsGrid, Rewind TV, HSN	10/1/2028 10/1/2028
13	Tampa, FL	O&O O&O	WFLA WTTA(6)	NBC MNTV	WFLA-D2, D3 WTTA-D2	SportsGrid, Antenna TV Cozi TV	2/1/2028 2/1/2029
16	Denver, CO	O&O O&O O&O	KDVR KFCT KWGN	FOX FOX The CW	KDVR-D2, D3 KWGN-D2, D3, D4	Antenna TV, TBD Court TV, Comet, Charge!	4/1/2022 4/1/2022 4/1/2022
19	Cleveland, OH	O&O	WJW	FOX	WJW-D2, D3, D4	Antenna TV, Comet, Charge!	10/1/2029
20	Sacramento, CA	O&O	KTXL	FOX	KTXL-D2, D3, D4	Antenna TV, Court TV, TBD	12/1/2022
21	Portland, OR	O&O O&O	KOIN KRCW	CBS The CW	KOIN-D2, D3 KRCW-D2, D3, D4	getTV, SportsGrid Antenna TV, Court TV, TBD	2/1/2023 2/1/2023
22	Charlotte, NC	O&O O&O	WJZY WMYT	FOX MNTV	WJZY-D3, D4, D5, D6, D7, D8	Charge, Movies!, H&I, ION, TheGrio, Rewind TV	12/1/2028 12/1/2028
23	St. Louis, MO	O&O O&O	KTVI KPLR	FOX The CW	KTVI-D2, D3, D4 KPLR-D2, D3, D4	Antenna TV, Court TV Mystery, Dabl Court TV, Comet, Rewind TV	(7)
24	Raleigh, NC	O&O	WNCN	CBS	WNCN-D2, D3, D4	Rewind TV, Grit, Circle	12/1/2028
25	Indianapolis, IN	O&O O&O O&O	WTTV WTTK WXIN	CBS CBS FOX	WTTV-D2, D3 WTTK-D2, D3 WXIN-D2, D3, D4	Independent, Comet Independent, Cozi TV Antenna TV, Court TV, Charge!	8/1/2029 8/1/2029 8/1/2029
27	San Diego, CA	O&O	KSWB	FOX	KSWB-D2, D3, D4	Antenna TV, Court TV, ION	12/1/2022
29	Nashville, TN	O&O	WKRN	ABC	WKRN-D2, D3, D4	SportsGrid, True Crime, Rewind TV	8/1/2029
30	Salt Lake City, UT	O&O O&O	KTVX KUCW	ABC The CW	KTVX-D2, D3, D4 KUCW-D2, D3, D4	MeTV, Rewind TV, Heroes & Icons Movies!, Quest, HSN	10/1/2022 10/1/2022
32	New Haven, CT	O&O O&O	WTNH WCTX(6)	ABC MNTV	WTNH-D2 WCTX-D2	Rewind TV Comet	4/1/2023 4/1/2023
33	Columbus, OH	O&O	WCMH	NBC	WCMH-D2, D3, D4	Court TV, ION, Laff	10/1/2029
34	Kansas City, MO	O&O	WDAF	FOX	WDAF-D2, D3, D4	Antenna TV, Court TV, TBD	(7)
35	Spartanburg, SC	O&O O&O	WSPA WYCW(6)	CBS The CW	WSPA-D3 WYCW-D3	ION True Crime	12/1/2028 (7)
38	Austin, TX	O&O O&O LSA	KXAN KBVO KNVA(8)	NBC MNTV The CW	KXAN-D2, D3, D4 KBVO-D2, D3, D4 KNVA-D2, D3, D4	Cozi TV, ION, Rewind TV Bounce, Antenna TV, Defy Grit, Laff, Court TV	8/1/2022 8/1/2022 8/1/2022
40	Las Vegas, NV	O&O	KLAS	CBS	KLAS-D2, D3, D4	MeTV, SportsGrid, Rewind TV	10/1/2022
41	Grand Rapids, MI	O&O O&O O&O	WOOD WOTV	NBC ABC	WOOD-D2, D3 WOTV-D2, D3, D4 WXSP-CD, D2, D3	Rewind TV, SportsGrid Dabl, Charge, Weather MNTV, Cozi TV, Comet	10/1/2029 10/1/2029 10/1/2029
42	Harrisburg, PA	O&O	WHTM	ABC	WHTM-D2, D3, D4, D5	ION, Dabl, Laff, WLYH	8/1/2023
44	Oklahoma City, OK	O&O O&O	KFOR KAUT	NBC Independent	KFOR-D2, D3, D4 KAUT-D2, D3, D4	Antenna TV, True Crime, Dabl Court TV, Court TV Mystery, Cozi TV	6/1/2022 6/1/2022
45	Birmingham, AL	O&O	WIAT	CBS	WIAT-D2, D3, D4	Court TV Mystery, True Crime, TrueReal	4/1/2029
46	Portsmouth, VA	O&O O&O	WAVY WVBT	NBC FOX	WAVY-D2, D3, D4 WVBT-D2, D3	SportsGrid, getTV, ShopLC Cozi TV, Rewind TV	10/1/2028 10/1/2028
47	Greensboro, NC	O&O	WGHP	FOX	WGHP-D2, D3, D4	Antenna TV, Court TV, Dabl	12/1/2028
48	Albuquerque, NM	O&O O&O O&O LSA LSA LSA	KRQE KREZ(9) KBIM(9) KRWB(4) KWBQ(4) KASY(4)	CBS CBS CBS The CW The CW MNTV	KRQE-D2, D3 KREZ-D2 KBIM-D2 KRWB-D2, D3, D4, D5 KWBQ-D2, D3, D4, D5 KASY-D2, D3, D4, D5	FOX, Bounce FOX FOX Grit, Laff, ION, Rewind TV Grit, Laff, ION, Rewind TV Court TV Mystery, getTV, Court TV, Antenna TV	10/1/2022 4/1/2022 10/1/2022 10/1/2022 10/1/2022 10/1/2022
50	New Orleans, LA	O&O O&O	WGNO WNOL	ABC The CW	WGNO-D2, D3, D4 WNOL-D2, D3, D4	Antenna TV, Dabl, TBD Court TV, Comet, Charge!	(7) 6/1/2029

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation(20)	FCC License Expiration Date
51	Memphis, TN	O&O	WREG	CBS	WREG-D2, D3	News3, Antenna TV	8/1/2029
52	Providence, RI	O&O LSA	WPRI WNAC(4)	CBS FOX	WPRI-D2, D3, D4 WNAC-D2, D3, D4	MNTV, Rewind TV, Dabl The CW, True Crime, Antenna TV	4/1/2023 4/1/2023
53	Buffalo, NY	O&O O&O	WIVB(6) WNLO	CBS The CW	WIVB-D2 WNLO-D2	QVC Rewind TV	6/1/2023 6/1/2023
55	Fresno, CA	O&O O&O	KSEE KGPE	NBC CBS	KSEE-D2, D3, D4 KGPE-D2, D3, D4	Bounce, Grit, Rewind TV Court TV Mystery, TheGrio, Court TV	12/1/2022 12/1/2022
56	Richmond, VA	O&O	WRIC	ABC	WRIC-D2, D3, D4	Rewind TV, Cozi TV, Laff	10/1/2028
57	Mobile, AL	O&O O&O	WKRG WFNA	CBS The CW	WKRG-D2, D3, D4 WFNA-D2, D3, D4	ION, MeTV, Court TV Bounce, True Crime, Grit	4/1/2029 4/1/2029
58	Wilkes Barre, PA	O&O LSA	WBRE WYOU(4)	NBC CBS	WBRE-D2, D3, D4 WYOU-D2, D3, D4	Laff, Rewind TV, True Crime Court TV Mystery, Twist, Cozi TV	8/1/2023 8/1/2023
59	Little Rock, AR	O&O O&O LSA LSA	KARK KARZ KLRT(4) KASN(4)	NBC MNTV FOX The CW	KARK-D2, D3, D4 KARZ-D2 KLRT-D2 KASN-D2, D3, D4, D5	Laff, Grit, Antenna TV Bounce Court TV Mystery Rewind TV, ION, Defy, TrueReal	6/1/2029 6/1/2029 6/1/2029 6/1/2029
60	Albany, NY	O&O LSA	WTEN WXXA(4)	ABC FOX	WTEN-D2, D3, D4 WXXA-D2, D3, D4	Cozi TV, Antenna TV, Court TV Mystery OTB-TV, Laff, Rewind TV	6/1/2023 6/1/2023
62	Knoxville, TN	O&O	WATE	ABC	WATE-D2, D3, D4	Antenna TV, SportsGrid, Cozi TV	8/1/2029
63	Lexington, KY	O&O	WDKY	FOX	WDKY-D2, D3, D4	Comet, Charge, TBD	8/1/2029
65	Dayton, OH	O&O LSA	WDTN WBDT(10)(6)	NBC The CW	WDTN-D2, D3 WBDT-D2	Court TV Mystery, ION Bounce	10/1/2029 10/1/2029
67	Honolulu, HI	O&O O&O O&O O&O O&O O&O	KHON KHAW(11) KAII(11) KGMD(11) KGMV(11) KHII	FOX FOX FOX MNTV MNTV MNTV	KHON-D2, D3, D4 KHAW-D2, D3, D4 KAII-D2, D3, D4	The CW, Dabl, Rewind TV The CW, Dabl, Court TV The CW, Dabl, Court TV	2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023
68	Des Moines, IA	O&O	WHO	NBC	WHO-D2, D3, D4	SportsGrid, Antenna TV, Court TV	(7)
69	Green Bay, WI	O&O	WFRV	CBS	WFRV-D2, D3, D4	Bounce, True Crime, Rewind TV	12/1/2029
70	Wichita, KS	O&O O&O O&O O&O O&O	KSNW KSNC(12) KSNG(12) KSNK(12)	NBC NBC NBC NBC	KSNW-D2, D3, D4 KSNG-D2 KSNL-LD	Telemundo, ION, True Crime Telemundo NBC	6/1/2022 6/1/2022 6/1/2022 6/1/2022 6/1/2022
71	Roanoke, VA	O&O O&O	WFXR WWCW	FOX The CW	WFXR-D2, D3, D4 WWCW-D2, D3, D4	The CW, Bounce, Quest FOX, Rewind TV, Grit	10/1/2028 10/1/2028
74	Springfield, MO	O&O O&O LSA	KRBK KOZL KOLR(4)	FOX MNTV CBS	KRBK-D2, D3, D4 KOZL-D2, D3, D4 KOLR-D2, D3, D4	Antenna TV, Dabl, ION Court TV Mystery, Bounce, Rewind TV Laff, Grit, ShopLC	(7)
75	Charleston, WV	O&O	WOWK	CBS	WOWK-D2, D3, D4	Court TV Mystery, Laff, Rewind TV	10/1/2028
77	Rochester, NY	O&O	WROC	CBS	WROC-D2, D3, D4	Bounce, Laff, Court TV Mystery	6/1/2023
79	Huntsville, AL	O&O O&O	WHNT WHDF	CBS The CW	WHNT-D2, D3 WHDF-D2, D3, D4	The CW, Antenna TV Court TV, Rewind TV, HSN	4/1/2029 4/1/2029
82	Colorado Springs, CO	O&O O&O	KXRM	FOX	KXRM-D2, D3, D4 KXTU-LD, D2, D3, D4	The CW, ION, CourtTV Mystery The CW, Bounce, Laff, Antenna TV	4/1/2022
83	Waco-Bryan, TX	O&O O&O	KWKT KYLE	FOX MNTV	KWKT-D2, D3, D4 KYLE-D2, D3, D4	MNTV, Antenna TV, Bounce FOX, Antenna TV, Laff	8/1/2022 8/1/2022
85	Brownsville, TX	O&O O&O	KVEO KGBT(13)	NBC MNTV	KVEO-D2 KGBT-D2, D3, D4, D5, D6	CBS Rewind TV, Comet, Estrella, Court TV Mystery, Grit	8/1/2022 8/1/2022
86	Shreveport, LA	O&O O&O LSA	KTAL KSHV(14) KMSS(4)	NBC MNTV FOX	KTAL-D2, D3, D4 KSHV-D2, D3, D4 KMSS-D2	Laff, Cozi TV, HSN Court TV Mystery, ION, Quest Rewind TV	8/1/2022 6/1/2029 6/1/2029
87	Syracuse, NY	O&O	WSYR	ABC	WSYR-D2, D3, D4	Antenna TV, Bounce, Laff	6/1/2023
89	Charleston, SC	O&O	WCBD	NBC	WCBD-D2, D3, D4	The CW, ION, Laff	12/1/2028
90	Champaign, IL	O&O O&O	WCIA WCIX	CBS MNTV	WCIA-D2, D3, D4 WCIX-D2, D3, D4	MNTV, Bounce, Grit CBS, Court TV Mystery, Laff	(7) 12/1/2029
91	Savannah, GA	O&O	WSAV	NBC	WSAV-D2, D3, D4	The CW, Court TV/MNTV, Laff	(7)
93	El Paso, TX	O&O	KTSM	NBC	KTSM-D2, D3, D4	Estrella, Court TV Mystery, Laff	8/1/2022

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation(20)	FCC License Expiration Date
94	Baton Rouge, LA	O&O O&O O&O LSA	WGMB WVLA(15)	FOX NBC	WGMB-D2, D3 WBRL-CD KZUP-CD WVLA-D2, D3	The CW, Cozi TV The CW Independent Laff, ION	6/1/2029 (7) 6/1/2029 6/1/2029
95	Fayetteville, AR	O&O O&O O&O	KFTA KNWA KXNW	FOX NBC MNTV	KFTA-D2, D3, D4, D5 KNWA-D2, D3, D4 KXNW-D2	NBC, Court TV Mystery, Bounce, MNTV FOX, Laff, Grit Rewind TV	(7) (7) 6/1/2029
96	Burlington, VT	O&O LSA	WFFF WVNY(4)	FOX ABC	WFFF-D2, D3,D4 WVNY-D2, D3, D4	Court TV Mystery, Bounce, Antenna TV Laff, Grit, Quest	4/1/2023 4/1/2023
97	Jackson, MS	O&O	WJTV	CBS	WJTV-D2, D3, D4	The CW, ION, Court TV	6/1/2029
99	Myrtle Beach-Florence, SC	O&O	WBTW	CBS	WBTW-D2, D3, D4	MNTV/Antenna TV, ION, Court TV Mystery	12/1/2028
100	Tri-Cities, TN-VA	O&O	WJHL	CBS	WJHL-D2, D3	ABC, Antenna TV	8/1/2029
102	Greenville, NC	O&O	WNCT	CBS	WNCT-D2, D3, D4	The CW, True Crime, Court TV Mystery	12/1/2027
103	Quad Cities, IL	O&O O&O LSA	WHBF KGCW KLJB(4)	CBS The CW FOX	WHBF-D2, D3, D4 KGCW-D2, D3, D4 KLJB-D2, D3, D4	Court TV, Grit, Court TV Mystery ThisTV, Laff, CBS MeTV, Rewind TV, Bounce	12/1/2029 (7) (7)
106	Evansville, IN	O&O LSA	WEHT WTVW(4)	ABC The CW	WEHT-D2, D3, D4 WTVW-D2, D3, D4	Laff, Cozi TV, Rewind TV Bounce, Court TV Mystery, ION	8/1/2029 8/1/2029
107	Altoona, PA	O&O	WTAJ	CBS	WTAJ-D2, D3, D4	Court TV Mystery, Laff, Grit	8/1/2023
109	Sioux Falls, SD	O&O O&O O&O	KELO KDLO(16) KPLO(16)	CBS CBS CBS	KELO-D2, D3, D4 KDLO-D2, D3, D4 KPLO-D2, D3, D4	MNTV, ION, Court TV Mystery MNTV, ION, Court TV Mystery MNTV, ION, Court TV Mystery	4/1/2022 4/1/2022 4/1/2022
110	Tyler-Longview, TX	O&O O&O LSA	KETK KFXK(15)	NBC FOX	KETK-D2, D3, D4 KTPN-LD(14) KFXK-D2, D3, D4	Grit, ION, Antenna TV MNTV MNTV, Court TV Mystery, Laff	8/1/2022 8/1/2022 8/1/2022
111	Ft. Wayne, IN	O&O	WANE	CBS	WANE-D2, D3, D4	ION, Laff, Court TV Mystery	8/1/2029
112	Augusta, GA	O&O	WJBF	ABC	WJBF-D2, D3, D4	MeTV, ION, Court TV Mystery	4/1/2029
115	Lansing, MI	O&O LSA	WLNS(6) WLAJ(4)	CBS ABC	WLAJ-D2	The CW+	10/1/2029 10/1/2029
116	Springfield, MA	O&O	WWLP	NBC	WWLP-D2, D3, D4	The CW, ION, Court TV Mystery	4/1/2023
119	Youngstown, OH	O&O O&O LSA	WKBN(6) WYTV(10)	CBS ABC	WKBN-D2 WYFX-LD, D2, D3, D4, D5, D6 WYTV- D2	FOX FOX, MNTV, ION, Bounce, Laff, Antenna TV MNTV	10/1/2029 10/1/2029 10/1/2029
122	Lafayette, LA	O&O	KLFY	CBS	KLFY-D2, D3, D4	Dabl, ION, Laff	6/1/2029
123	Peoria, IL	O&O LSA	WMBD WYZZ(17)	CBS FOX	WMBD-D2, D3, D4	Bounce, Laff, Court TV Mystery	12/1/2029 (7)
125	Bakersfield, CA	O&O O&O	KGET	NBC	KGET-D2, D3, D4 KKEY-LP	The CW, Telemundo, Laff Telemundo	12/1/2022 12/1/2022
127	Columbus, GA	O&O	WRBL	CBS	WRBL-D2, D3, D4	MeTV, ION, Laff	4/1/2029
129	La Crosse, WI	O&O O&O	WLAX WEUX(18)	FOX FOX	WLAX-D2, D3, D4 WEUX-D2, D3, D4	Antenna TV, Laff, Grit Antenna TV, Court TV Mystery, Bounce	12/1/2029 12/1/2029
131	Amarillo, TX	O&O O&O LSA	KAMR KCIT(4)	NBC FOX	KAMR-D2, D3, D4 KCPN-LP-D2(14) KCIT-D2, D3, D4	MNTV, Laff, Antenna TV MNTV, Rewind TV Grit, Court TV Mystery, Bounce	8/1/2022 8/1/2022 8/1/2022
138	Midland, TX	O&O LSA	KMID KPEJ(4)	ABC FOX	KMID-D2, D3, D4 KPEJ-D2, D3	Laff, Court TV Mystery, Grit Estrella, Rewind TV	8/1/2022 8/1/2022
139	Rockford, IL	O&O LSA	WQRF WTVO(4)	FOX ABC	WQRF-D2, D3, D4 WTVO-D2, D3, D4	Bounce, Court TV Mystery, Rewind TV MNTV, Laff, Grit	12/1/2029 12/1/2029
141	Minot-Bismarck, ND	O&O O&O O&O O&O	KXMB(19) KXMC KXMD(19) KXMA	CBS CBS CBS The CW	KXMB-D2, D3, D4 KXMC-D2, D3, D4 KXMD-D2, D3, D4 KXMA-D2, D3, D4	The CW, Laff, Court TV Mystery The CW, Laff, Court TV Mystery The CW, Laff, Court TV Mystery CBS, Laff, Court TV Mystery	4/1/2022 4/1/2022 4/1/2022 4/1/2022
142	Topeka, KS	O&O O&O LSA	KSNT KTKA(10)	NBC ABC	KSNT-D2, D3, D4 KTMJ-CD, D2, D3, D4 KTKA-D2, D3, D4	FOX, ION, Bounce FOX, Court TV Mystery, Grit, Laff Dabl, The CW, Antenna TV	6/1/2022 6/1/2022 6/1/2022
143	Monroe, AR	O&O LSA	KARD KTVE(4)	FOX NBC	KARD-D2, D3, D4 KTVE-D2, D3, D4	Bounce, Grit, Antenna TV KARD, Laff, Court TV Mystery	6/1/2029 6/1/2029
145	Lubbock, TX	O&O LSA	KLBK KAMC(4)	CBS ABC	KLBK-D2, D3, D4 KAMC-D2, D3, D4	Court TV, Antenna TV, Rewind TV Court TV Mystery, Bounce, QVC2	8/1/2022 8/1/2022
148	Sioux City, IA	O&O	KCAU	ABC	KCAU-D2, D3, D4	Court TV Mystery, Laff, Bounce	(7)

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation(20)	FCC License Expiration Date
149	Wichita Falls, TX	O&O O&O LSA	KFDX KJTL(4)	NBC FOX	KFDX-D2, D3, D4 KJBO-LP(14) KJTL-D2, D3, D4	MNTV, Laff, Antenna TV MNTV Grit, Bounce, Court TV Mystery	8/1/2022 8/1/2022 8/1/2022
151	Erie, PA	O&O LSA	WJET WFXP(4)	ABC FOX	WJET-D2, D3, D4 WFXP-D2, D3, D4	Laff, Court TV Mystery, Cozi TV Grit, Bounce, Antenna TV	8/1/2023 8/1/2023
152	Joplin, MO	O&O LSA	KSNF KODE(4)	NBC ABC	KSNF-D2, D3, D4 KODE-D2, D3, D4	Laff, Court TV Mystery, Antenna TV Grit, Bounce, ION	(7)
153	Panama City, FL	O&O	WMBB	ABC	WMBB-D2, D3, D4	MeTV, Laff, Court TV Mystery	2/1/2029
156	Terre Haute, IN	O&O LSA	WTWO WAWV(4)	NBC ABC	WTWO-D2, D3, D4 WAWV-D2, D3, D4	Laff, Court TV Mystery, Antenna TV Grit, Bounce, Rewind TV	8/1/2029 8/1/2029
162	Binghamton, NY	O&O O&O	WIVT	ABC	WIVT-D2, D3, D4 WBGH-CD, D2	NBC, Laff, Court TV Mystery NBC, ABC	6/1/2023 6/1/2023
163	Wheeling, WV	O&O	WTRF	CBS	WTRF-D2, D3, D4	MNTV, ABC, Court TV Mystery	10/1/2028
164	Beckley, WV	O&O	WVNS	CBS	WVNS-D2	FOX	10/1/2028
165	Abilene, TX	O&O LSA	KTAB KRBC(4)	CBS NBC	KTAB-D2, D3, D4 KRBC-D2, D3, D4	Telemundo, Court TV Mystery, ION Grit, Laff, Bounce	8/1/2022 8/1/2022
167	Billings, MT	O&O LSA	KSVI KHMT(4)	ABC FOX	KSVI-D2, D3, D4 KHMT-D2, D3, D4	Court TV Mystery, Bounce, Antenna TV Court TV, ION, Laff,	4/1/2022 4/1/2022
168	Hattiesburg, MS	O&O	WHLT	CBS	WHLT-D2, D3, D4	The CW, ION, Court TV Mystery	6/1/2029
169	Rapid City, SD	O&O	KCLO	CBS	KCLO-D2, D3, D4	The CW, ION, Court TV Mystery	4/1/2022
170	Clarksburg, WV	O&O	WBOY	NBC	WBOY-D2, D3, D4	ABC, Court TV Mystery, Laff	10/1/2028
171	Utica, NY	O&O O&O LSA	WFXV WUTR(4)	FOX ABC	WFXV-D2, D3 WPNY-LP WUTR-D2, D3, D4	Court TV Mystery, Laff MNTV MNTV, Grit, Bounce	6/1/2023 6/1/2023 6/1/2023
172	Dothan, AL	O&O	WDHN	ABC	WDHN-D2, D3, D4	Court TV Mystery, Laff, Antenna TV	(7)
175	Jackson, TN	O&O	WJKT	FOX	WJKT-D2, D3, D4	Court TV Mystery, Laff, Grit	8/1/2029
178	Elmira, NY	O&O	WETM	NBC	WETM-D2, D3, D4	Antenna TV, Laff, Court TV Mystery	6/1/2023
180	Watertown, NY	O&O	WWTI	ABC	WWTI-D2, D3, D4	The CW, Laff, Court TV Mystery	6/1/2023
181	Alexandria, LA	O&O	WNTZ	FOX	WNTZ-D2, D3, D4	Bounce, Court TV Mystery, Laff	6/1/2029
183	Marquette, MI	O&O	WJMN(20)	MNTV	WJMN-D2, D3, D4	Court TV Mystery, Laff, Bounce	10/1/2029
187	Grand Junction, CO	O&O O&O O&O LSA	KREX KREY(21) KFQX(4)	CBS CBS FOX	KREX-D2, D3, D4 KREY-D2, D3, D4 KGJT-CD KFQX-D2, D3, D4	Laff, MNTV, Bounce FOX, Court TV Mystery, Grit MNTV CBS, Court TV Mystery, Grit	4/1/2022 4/1/2022 4/1/2022 4/1/2022
197	San Angelo, TX	O&O LSA	KLST KSAN(4)	CBS NBC	KLST-D2, D3, D4 KSAN-D2, D3, D4	Court TV Mystery, Grit, Antenna TV Laff, Bounce, ION	8/1/2022 8/1/2022

(1)
Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2021 4th Edition, as published by BIA Financial Network, Inc.
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
(3)
Antenna TV and Rewind TV are digital multicast networks owned and operated by Nexstar. The other affiliations for our digital multicast channels are owned by independent third parties.
(4)
These stations and related multicast channels are owned by Mission. In June 2021, Mission acquired WNAC from Super Towers, Inc. (“Super Towers”) and assumed the existing LMA with Nexstar.
(5)
Although WDVM is located within the Washington, D.C. DMA, its signal does not reach the entire Washington, D.C. metropolitan area. WDVM serves the Hagerstown, MD sub-market within the DMA. WDVM is the only commercial station licensed in the city of Hagerstown.
(6)
These stations are operating under channel sharing arrangements with another Company station in the same market.
(7)
Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, the license expiration date is automatically extended pending FCC review of and action on the renewal application.
(8)
KNVA is owned by 54 Broadcasting, a subsidiary of Vaughan Media LLC (“Vaughan”).
(9)
KREZ and KBIM operate as satellite stations of KRQE.
(10)
These stations and related multicast channels are owned by Vaughan.
(11)
KHAW and KAII operate as satellite stations of KHON. KGMD and KGMV are satellites of KHII.
(12)
KSNC, KSNG and KSNK operate as satellite stations of KSNW.
(13)
In May 2021, Mission acquired the license assets of television station KGBT-TV from Sinclair Broadcast Group, Inc. (“Sinclair”). In September 2021, Mission sold KGBT-TV’s license assets to Nexstar.
(14)
On October 1, 2021, Nexstar acquired KJBO-LP and KCPN-LP from Mission. On October 1, 2021, Nexstar also acquired KSHV and KTPN-LD from White Knight Broadcasting (“White Knight”).
(15)
These stations and related multicast channels are owned by White Knight.
(16)
KDLO and KPLO operate as satellite stations of KELO.
(17)
WYZZ is owned by Cunningham Broadcasting Corporation.
(18)
WEUX operates as a satellite station of WLAX.
(19)
KXMB and KXMD operate as satellite stations of KXMC.
(20)
Effective on January 21, 2022, WJMN became an affiliate of MNTV. The station was previously affiliated with CBS.
(21)
KREY operates as a satellite station of KREX.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. A limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by Nielsen, a national audience measuring service, into 210 generally recognized television markets, known as DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen publishes data on estimated audiences for the television stations in each DMA on a quarterly basis. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

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

Advertising Sales

General

Television station revenue is derived from the sale of local and national advertising. All network-affiliated stations are required to carry advertising sold by their networks, which reduces the amount of advertising time available for sale by stations. Our stations sell the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to stations for such programming. These programming arrangements are referred to as barter programming.

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

The NewsNation cable network also sells national advertising, with pricing based on audience size, demographics and the number of advertisers competing for available commercial time.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when state, congressional and presidential elections occur and from advertising aired during the Olympic Games.

Core Advertising Sales

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

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers and national retailers (some of which may also advertise locally).

Distribution Revenue

We receive compensation from cable, satellite and other MVPDs and OVDs in return for our consent to the retransmission of the signals of our television stations and the carriage of NewsNation. Distribution revenues primarily represent payments from the MVPDs and OVDs and are typically based on the number of subscribers they have. Our successful negotiations with these distributors have created agreements that produce meaningful recurring revenue streams.

Network Affiliations

Except for WGN-TV, WDVM and KAUT, all of the full power television stations that we own and operate, program or provide sales and other services to are currently affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC, and CBS are the most significant to our operations. The current terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	29 agreements expire in December 2022.
FOX	Of the 42 agreements, 41 expire in August 2023 and one(1) expires in December 2023.
NBC	35 agreements expire in December 2024.
CBS	49 agreements expire in June 2024(2).
The CW	23 agreements expire in August 2023.
MNTV	18 agreements expire in September 2023.

(1)
This affiliation agreement is owned by a station to which we provide sales and other services. We do not consolidate this station in our financial statements due to lack of a deemed controlling financial interest.
(2)
Reflects the current affiliation agreements in place with CBS as of January 2022.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network receives affiliation fees from us and has the right to sell a substantial majority of the advertising time during these broadcasts. We expect the network affiliation agreements listed above to be renewed upon expiration.

Investments

We derive significant cash flows from our largest equity method investment, a 31.3% interest in TV Food Network, which operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. During 2021, we received cash distributions from TV Food Network totaling $239.5 million. Our partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 68.7% interest in TV Food Network and operates the networks on behalf of the partnership. Food Network programming content attracts audiences interested in food-related entertainment, including competition and travel, as well as food-related topics such as recipes, food preparation, entertaining, and dining out. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel is an entertainment brand dedicated to today's passionate food lover. For food people, by food people, Cooking Channel is the answer to a growing hunger for more content devoted to food and cooking in every dimension from global cuisines to international travel, history and unconventional how-to's. Cooking Channel is a digital-tier network available nationally and airs popular off-Food Network programming as well as originally produced programming.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to provide their programming directly to the consumer via streaming services, which present an additional source of competition for television broadcaster audience share. Other sources of competition for audience include the internet, gaming devices, home entertainment systems, video-on-demand and pay-per-view.

While the commercial television broadcast industry continues to generate a significant percentage of viewership from the ABC, NBC, CBS and FOX television networks, other cable television networks and video streaming services command significant audiences.

NewsNation, our growing national news channel, competes with other established national newscasts such as CNN, FOX News and MSNBC for viewers. NewsNation’s entertainment programming also competes for viewers with other distribution technologies.

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and off-network rerun packages of programming. Stations compete against in-market broadcast station operators, cable network and streaming services for exclusive access to off-network reruns and first-run product in their respective markets. Comcast Corporation, Paramount Global (formerly ViacomCBS), CBS, Fox Corporation and The Walt Disney Company each own a major television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved from or to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Our stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as online media (e.g., Google, Facebook, etc.), OVDs, MVPDs, radio stations, newspapers, outdoor advertising, and direct mail, among others. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas. Our national newscast cable network also competes for advertising revenue with other advertising media and with other established national networks such as CNN, FOX News and MSNBC.

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

Foreign Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by enforcement of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%. The FCC will entertain and may authorize, on a case-by-case basis and upon a sufficient public interest showing and favorable executive branch review, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees.

Multiple Ownership Restrictions. The FCC also has rules which establish limits on the ownership of television broadcast stations in local markets and nationally. These ownership limits apply to “attributable interests” in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of certain passive investors, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules. If a shareholder of Nexstar holds a voting stock interest of 5% or more (20% or more in the case of certain passive investors, such as insurance companies and bank trust departments), we must report that shareholder, its parent entities, and attributable individuals and entities of both, as attributable interest holders in Nexstar.

The FCC multiple ownership rules currently applicable to television broadcasters are summarized below:

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination at least one of the combining stations is not ranked among the top four stations in the DMA in terms of audience share (although the FCC may determine, on a case-by-case basis upon a sufficient showing, that the public interest would not be served by enforcing this “top four” prohibition). The duopoly rule also allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt.

In certain markets, the Company owns and operates both full-power and low-power television broadcast stations. The FCC’s duopoly rule and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations.

In a number of markets, the Company owns two stations in compliance with the duopoly rule. We also are permitted to own two or more stations in various other markets pursuant to an exemption under the FCC’s rules permitting common ownership of a “satellite” television station in a market where a licensee also owns the “primary” station. Additionally, we are permitted to own two stations in the Quad Cities, Illinois/Iowa, Greenville-Spartanburg, South Carolina-Asheville, North Carolina and Hartford-New Haven, Connecticut markets pursuant to waivers allowing ownership of a second station where that station is “failing.” We also own two “top four” stations in the Indianapolis, Indiana market pursuant to an FCC determination that prohibition of such ownership would not serve the public interest.

National Television Ownership Limit. The FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. When calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule, including the percentage reach cap and the so-called “UHF discount.” Comments and reply comments in this proceeding were filed in 2018, and the proceeding remains open.

The stations that Nexstar owns have a combined national audience reach of approximately 39% of all U.S. television households (applying the FCC’s UHF discount).

Attribution of Local Service Agreements. The FCC attributes toward the local television ownership limits another in-market station when one station owner programs that station pursuant to a TBA or LMA, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, LMAs entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination. We provide more than 15% of a non-owned station’s programming under a TBA or LMA in six markets. In five of these markets—WFXP in Erie, Pennsylvania, KHMT in Billings, Montana, KFQX in Grand Junction, Colorado, KNVA in Austin, Texas and WNAC-TV in Providence, Rhode Island—the TBAs or LMAs were entered into prior to November 5, 1996 and are considered grandfathered. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise. Our LMA with Mission for WPIX in New York is not attributable because we do not own a station in that market and do not have any equity or debt interests in Mission.

Under current FCC rules, our JSAs and SSAs with independently owned same-market stations are non-attributable. We may therefore retain our existing JSA and SSAs in effect and enter into new ones, but we must publicly disclose them, and the FCC may in the future consider regulations with respect to such agreements.

Quadrennial Review of Media Ownership Rules. The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds are no longer “necessary in the public interest as a result of competition.” The FCC’s two most recent quadrennial reviews—those for 2010 and 2014—were eventually consolidated into a single proceeding that involved extensive litigation, an agency reconsideration and multiple court appeals, culminating in an April 1, 2021 decision by the U.S. Supreme Court which upheld the FCC’s elimination or relaxation of several rules. The 2018 quadrennial review, which the FCC commenced in December 2018, remains pending, and the FCC has recently solicited and received comments to update the record of that proceeding in the wake of the Supreme Court’s decision. The FCC has not yet initiated the required 2022 proceeding.

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

A broadcaster that elects retransmission consent waives its mandatory carriage rights, and the broadcaster and the MVPD must negotiate for carriage of the station’s signal. Negotiated terms may include channel position, service tier carriage, carriage of multiple program streams, compensation and other consideration. If a broadcaster elects to negotiate retransmission terms, it is possible that the broadcaster and the MVPD will not reach agreement and that the MVPD will not carry the station’s signal.

FCC rules and federal statutory law require retransmission consent negotiations to be conducted in “good faith.” It is a per se violation of the duty to negotiate in good faith for a television broadcast station to negotiate retransmission consent jointly with another station in the same market if the stations are not commonly owned. Under this rule, stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (2) if located in the same DMA and not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their retransmission consent agreements with MVPDs for stations in markets where we also own a station.

MVPD operators have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. There are still-open FCC proceedings to review the “totality of the circumstances” test for good faith retransmission consent negotiations, and to eliminate or modify the FCC’s non-duplication and syndicated exclusivity rules (which could permit MVPDs to import out-of-market television stations in certain circumstances).

The FCC’s rules also govern which local television signals a satellite subscriber may receive. The U.S. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

Certain OVDs have successfully or unsuccessfully sought to stream broadcast programming over the internet. In 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate federal copyright law. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. The proceeding remains open. Although the FCC has not classified OVDs as MVPDs to date, a number of OVDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.

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

Engagement and Opportunities. With markets ranging from small to large, we offer a broad range of opportunities for every experience level, including for those who are just starting their broadcasting career or are ready to make the leap into a larger market. Our market diversity allows us to give our employees room to grow and progress in their careers. Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. As of December 31, 2021, our voluntary retention rate for employees was approximately 78%. We offer our employees a broad range of company-paid benefits and we believe our compensation package and benefits are competitive with others in our industry. Our employee wages are competitive and consistent with employee positions, experience, knowledge and location. In addition, in 2019, the Company initiated a company-wide minimum wage above the federal requirement, which has been increased effective January 1, 2021 and January 1, 2022. Annual wage increases and incentive payments are based on merit and are communicated to employees as a part of the annual review process. In January 2022, we also enhanced our parental leave and short-term disability programs, including the adoption of up to six weeks of paid leave for eligible employees regardless of gender, offering birth mothers to take paid parental leave in addition to using short-term disability benefits and increasing the maximum weekly short-term disability benefit paid to employees by 100%.

Community Outreach. At Nexstar, we pride ourselves on the opportunities we provide for our employees to give back to their communities. On our 20th anniversary in June 2016, we organized our inaugural Founders Day of Caring, an employee driven effort focused on local non-profits and charities. Our employees fanned out across the country to contribute thousands of hours of community services. Founders Day has continued to be a success for our employees and their communities, with a pause in 2020. We resumed our Founders Day activities in 2021 and such initiatives provided 15,198 hours of service in one day to the Company’s communities.

Diversity and Inclusion. We strive to foster a culture of diversity and inclusion so all of our employees feel respected and none of them feels discriminated against. In 2020, we launched our Diversity and Inclusion Council, a working committee dedicated to creating a path toward a more diverse and inclusive workplace, where diverse talent can flourish and build a career. The Council is comprised of ten members from throughout the Company, with membership changing periodically. In 2020, the Council initiated our Employee Resource Groups and established a model mentorship program that rolled out Company-wide. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As of December 31, 2021, approximately 41% and 40% of our employees and our management, respectively, were women. In the U.S., approximately 29% and 25% of our employees and our management, respectively, were racially/ethnically diverse. In order to ensure accountability in making progress in our diversity goals, a portion of our managers’ bonuses are tied to diversity metrics in their markets. In addition, we have implemented Employee Resource Groups in the categories of Latinx, Women, African American, Veterans and LGBTQ+. These groups are designed to bring together employees who share similar cultures, backgrounds, and/or interests, as well as those employees who wish to provide support to that group.

Training and Mentorship. We are committed to developing the talents of our employees. We have partnered with Everfi, a leading provider of online workplace training, to deliver engaging and compelling content to all employees. Our catalog of courses includes harassment prevention, diversity/equity/inclusion, ethics, managing bias, supervisor/manager skills, and most recently, COVID-19 safety. In addition, during the fourth quarter of 2020, our Corporate Human Resources team conducted a successful pilot for a new mentorship program that was launched company-wide in 2021. The program matches mentors and mentees across the company and provides the pairs with a 12-topic curriculum covering skills such as communications, networking, work/life balance, and goal setting. In late 2021, to improve the experience of participants, the program was moved to MentorCity, an intuitive online cloud-based Mentoring platform.

In 2018, Nexstar settled a U.S. Department of Justice Antitrust Division investigation, as did a number of other television broadcasting companies. Nexstar did not admit any wrongdoing but, as a part of the settlement agreement, it agreed to take certain actions, including providing training programs to all officers and sales related employees, to ensure they understand the antitrust laws, how those laws apply to Nexstar and our employees and to help them spot common patterns that may implicate antitrust laws.

Nexstar sales employees also participate in a media sales training program provided by The Center for Sales Strategy, a third-party vendor.

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

Employees. As of December 31, 2021, we had a total of 12,473 employees, comprised of 11,160 full-time and 1,313 part-time employees. As of December 31, 2021, 1,714 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations. See Note 16 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Risks Related to Our Operations

•
COVID-19 and other public health emergencies may adversely affect our business, results of operations, financial condition and cash flows;

•
Demand for television advertising may be adversely affected as consumers migrate to alternative media for entertainment;

•
Our substantial debt could limit our ability to grow and compete;

•
The owners of the VIEs may make decisions regarding the operation of their respective stations that could reduce the amount of cash we receive under our local service agreements;

•
Our pension and postretirement benefit plan obligations may be increased by a declining stock market and lower interest rates;

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

•
The FCC’s national ownership cap and multiple ownership rules limit our ability to acquire television stations in particular markets or new markets;

•
Future impairment charges on our goodwill, intangible assets and equity investments could adversely affect our future results from operations.

•
Any decrease or suspension of dividend payments could cause our stock price to decline;

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

Risks Related to Our Operations

Our business, results of operations, financial condition and cash flows have been and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic.

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments in the U.S. and around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

The ongoing impact of COVID-19 significantly reduced the demand for television advertising in 2020, mostly in the first part of the second quarter, and the supply chain and other disruptions that resulted from the pandemic continued in 2021 to negatively impact advertising by a number of our advertisers as compared to pre-pandemic levels. The spread of COVID-19 has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows in the future. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including future surges and the severity of any resurgence of the virus, the length of time that the pandemic continues, current challenges to increase vaccination rates in the U.S. and continued disruptions to supply chains. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Our liquidity could also be negatively impacted and we may be required to pursue additional sources of financing to obtain working capital to meet our business operating requirements, our capital expenditures and to continue to service our debt. Our credit rating could also be negatively affected, which could also impact our liquidity, our financial condition and our ability to obtain financing.

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

The networks have begun streaming the majority of their programming on the internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the affiliated local stations and may adversely affect the business, financial condition and results of operations of our stations. Also, refer to “Risks Related to Our Industry––Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2021, the Company had $7.415 billion of debt, net of unamortized financing costs, discounts and premium, which represented 72.2% of the total combined capitalization.

The Company’s high level of debt could have important consequences to its business. For example, it could:

•
limit the Company’s ability to borrow additional funds or obtain additional financing in the future;
•
limit the Company’s ability to pursue acquisition opportunities;
•
expose the Company to greater interest rate risk since the interest rates on borrowings under the senior secured credit facilities are variable;
•
limit the Company’s flexibility to plan for and react to changes in our business and our industry; and
•
impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing Nexstar’s $1.785 billion 5.625% senior unsecured notes due 2027 (“5.625% Notes due 2027”) and Nexstar’s $1.0 billion 4.75% senior unsecured notes due 2028 (“4.75% Notes due 2028”), limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, it would become even more susceptible to the leverage-related risks described above.

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

The credit agreement governing our obligations under our senior secured credit facility contains covenants that require us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of the Company. The credit agreement governing Mission’s obligations under its senior secured credit facility do not contain financial covenant ratio requirements; however, they include events of default if we do not comply with all covenants contained in the credit agreement governing our senior secured credit facility.

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

As of December 31, 2021, the VIEs are each 100% owned by independent third parties. These entities owned and operated 36 full power television stations, of which 35 stations were included in our financial statements as consolidated VIEs. We have entered into local service agreements with the VIEs, pursuant to which we provide services to their stations. In return for the services we provide, we receive substantially all of the consolidated VIEs’ available cash, after satisfaction of their operating costs and any debt obligations.

As of December 31, 2021, Mission’s senior secured credit facility consisted of a Term Loan B, due June 3, 2028 with an outstanding principal balance of $299.3 million and a $75.0 million revolving credit facility, of which $61.5 million was drawn and outstanding.

We guarantee full payment of all of the obligations incurred under Mission’s senior secured credit facility in the event of its default. All of the stations owned by consolidated VIEs have granted purchase options that permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs.

We do not own the VIEs or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in the consolidated VIEs because of (1) the local service agreements Nexstar has with the consolidated VIEs’ stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of each of the consolidated VIEs’ stations at any time, subject to FCC consent.

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

Nexstar’s pension and other postretirement benefit plans (OPEB) are currently underfunded. A declining stock market and lower interest rates could affect the value of the Company’s retirement plan assets and increase its postretirement obligations.

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. As of December 31, 2021, the pension benefit obligations for these qualified retirement plans were $2.205 billion. The qualified retirement plans also had $2.152 billion in total net assets available, or underfunded by approximately $52.7 million, to pay benefits to participants enrolled in the plans as of December 31, 2021. Nexstar was not required and did not make contributions to its qualified pension benefit plans in 2021.

Nexstar also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage of the defined benefit retirement plans to certain employees and former employees. During 2021, Nexstar contributed $4.2 million to these plans. As of December 31, 2021, the total liability was $52.0 million. Nexstar also has various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees. Although Nexstar has frozen participation and benefits under all plans, two significant elements in determining the pension expense are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the expense and may necessitate higher cash contributions to the qualified retirement plans.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2021, based on projected future income, approximately $156.5 million of the Company’s deferred tax assets, net of valuation allowance, will more likely than not be realized in the future. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission or certain of our other VIEs.

At December 31, 2021, the Company had NOLs of approximately $175.1 million for U.S. federal tax purposes and $213.8 million for state tax purposes. A valuation allowance has been recorded against $129.2 million of federal NOLs and $54.6 million of state NOLs attributable to a consolidated VIE. Federal NOLs generated for years prior to 2018 expire at varying dates through 2037 and NOLs generated after 2017 carry forward indefinitely. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change.” In general, an “ownership change”, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control. The Company’s NOLs are subject to limitations under Section 382. As of December 31, 2021, the Company does not expect any NOLs to expire as a result of a Section 382 limitation.

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

We could face additional tax-related liabilities if the IRS prevails on a proposed income tax audit adjustment related to a past transaction of Tribune. We may also face additional tax liabilities stemming from an ongoing federal income tax audit of Tribune.

While we believe our tax positions and reserves are reasonable, the resolutions of certain tax issues related to a past transaction of Tribune Media Company (“Tribune”) are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities as a result of our acquisition of Tribune for the transactions contemplated by the agreement, dated August 21, 2009, between Tribune and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”). We may also be faced with tax liabilities as a result of the federal income tax audits of Tribune for taxable years 2014 and 2015.

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2021 would be approximately $136.0 million. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar following Nexstar’s merger with Tribune. Nexstar disagrees with the IRS’s position that the Chicago Cubs Transactions generated taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. We estimate that the federal and state income taxes would be approximately $225.0 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $154.0 million of tax payments prior to its merger with Nexstar.

A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Tax Court issued a separate opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court.

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. The Company is currently evaluating the potential for appeal to the Court of Appeals for the holdings within the opinion which are unfavorable to the Company. While the Tax Court has issued its opinion, it has not held further proceedings on the penalty issue and has not entered a final decision that starts the time in which either party may appeal the ruling to the Court of Appeals.

As of December 31, 2021, we believe the tax impact of applying the Tax Court opinion is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution is unpredictable and could materially change.

Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of the acquired Tribune entities, and with the exception of Tribune Media Company, all other entity audits have been resolved and closed. For Tribune, the IRS issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. We disagree with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and we are contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails with its position and after taking into account the impact of the Tax Court Opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $15.0 million increase in its federal and state taxes payable and a $71.0 million increase in deferred income tax liability as of December 31, 2021. In accordance with ASC Topic 740, the Company has reflected $11.0 million for certain contested issues in its liability for uncertain tax positions at December 31, 2021 and December 31, 2020.

The revenue generated by stations we operate or provide services to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate or provide services to have network affiliation agreements. Currently, 29 full power television stations have primary affiliation agreements with ABC, 35 with NBC, 42 with FOX, 49 with CBS, 23 with The CW and 18 with MNTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime-time programming per week, while each of FOX, MNTV and The CW provides affiliated stations with up to 15 hours of prime-time programming per week. In return, affiliated stations broadcast the applicable network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2024. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments, resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see Item 1, “Business—Network Affiliations.”

Our distribution revenues, financial condition and results of operations may be adversely affected by non-renewals or renewals at less favorable terms of retransmission consent agreements, further change in the current retransmission consent regulations, or if the rate of declines in the number of subscribers of MVPDs increases.

A significant portion of Nexstar’s revenue comes from its retransmission consent agreements with MVPDs (mainly cable and satellite television providers) and OVDs. These agreements permit the distributors to retransmit our stations’ and NewsNation’s signals to their subscribers in exchange for the payment of compensation to us. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition and results of operations.

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

In addition, federal statutes and regulations govern our retransmission consent negotiations with MVPDs. Under federal law, for example, we must negotiate retransmission consent in “good faith,” and we are prohibited from negotiating jointly with non-commonly owned television stations (including our VIEs) in markets where we own a station. These statutes and regulations are subject to change, and in recent years MVPDs have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. For example, pursuant to federal legislation, the FCC has recently adopted rules that require “large [television] groups” (which include Nexstar) to negotiate retransmission consent in good faith with certain “qualified [MVPD] buying group[s]” comprised of multiple MVPDs. Nexstar’s obligation to negotiate retransmission consent on a collective basis with certain groups of MVPDs may add complexity to Nexstar’s overall negotiation process and could adversely affect the amount and flow of Nexstar’s retransmission consent revenues. Moreover, there are still-open FCC proceedings to review the “totality of the circumstances” test for good faith retransmission consent negotiations, to eliminate or modify the FCC’s non-duplication and syndicated exclusivity rules (which could permit MVPDs to import out-of-market television stations in certain circumstances), and to apply MVPD rules to certain OVDs. These and other changes to the retransmission consent regulatory scheme, if adopted, could materially and adversely impact our retransmission revenues and thus our business.

In recent years, the number of subscribers to MVPD services has declined as the growth of direct internet streaming of video programming to televisions and mobile devices has led consumers to discontinue their cable or satellite service subscriptions. As our retransmission consent agreements include payment terms by subscriber numbers, if the rate of reductions in the number of MVPD subscribers increases, this could also have an adverse effect on our business revenues, financial condition and results of operations.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate or provide services to, which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period. However, in an extreme case, the FCC may deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application. We are filing applications to renew our television licenses on a rolling schedule ending in April 2023. The Company expects the FCC to grant pending and future renewal applications for its stations in due course but cannot provide any assurances that the FCC will do so.

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

FCC rules and policies may also make it more difficult for the Company to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the ownership of television stations, both in local markets and nationally, and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change. For instance, Nexstar currently owns several television stations and provides services to other stations pursuant to the recent eliminations of certain FCC ownership rules. The FCC is required to undertake periodic reviews of its media ownership rules, however, and as a part of any such review it may reimpose prior rules or adopt new rules that limit the Company’s ability to make acquisitions or enter into local service agreements, or that require the Company to divest existing stations or terminate existing agreements. The need for FCC and other regulatory approvals could restrict the Company’s ability to consummate future transactions, if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations. Additionally, our television acquisitions over the past several years have significantly increased our national audience reach to a level that approaches national television ownership limits imposed by the Communications Act and FCC rules. This may restrict future television station acquisitions by the Company and may require the Company to divest current stations in connection with any acquisition in order to comply with national television ownership limits.

Growing the Company’s business through acquisitions involves risks and if it is unable to manage effectively its growth, its operating results will suffer.

In 2021, we completed our acquisition of The Hill, an independent, political digital media platform. In 2020, we completed our acquisition of BestReviews, a company engaged in the business of testing, researching and reviewing consumer products. In 2019, we completed our merger with Tribune and acquired 31 full power television stations and one AM radio station in 23 markets (net of divestitures of 13 Tribune stations), WGN America (now known as NewsNation), a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets. To manage effectively its growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, the Company will need, among other things, to continue to develop its financial and management controls and management information systems. The Company will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm its business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

•
we may not be able to successfully reduce costs, increase revenue or audience or realize anticipated synergies and economies of scale with respect to any acquired business;
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

Our local service agreements with independently owned television stations and our ownership of multiple stations in certain markets comply with current FCC media ownership rules. Those rules, however, are subject to change. For instance, in recent years FCC rules have prohibited us from entering into new JSAs and may have required us to terminate existing JSAs after a certain date. Additionally, for many years the FCC’s duopoly rule required at least eight independently owned television stations to remain in a local market for a party to acquire a second station in that market. These restrictions are no longer in effect, but the FCC’s 2018 quadrennial media ownership review is currently pending, and the agency could reinstitute these or other limitations in that or any future reviews.

We cannot predict what additional or modified media ownership rules the FCC will adopt or when they will be adopted. In addition, uncertainty about media ownership regulations and adverse economic conditions have dampened the acquisition market from time to time, and changes in the regulatory approval process may make materially more expensive, or may materially delay, the Company’s ability to consummate further acquisitions in the future.

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

The number of television stations we may acquire in any local market or nationwide is limited by FCC rules and may vary depending upon whether the interests in other television stations of persons affiliated with us are attributable under FCC rules. The broadcast television interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another media facility in the same market that is subject to the FCC’s media ownership rules.

The Company has a material amount of goodwill and intangible assets, and therefore the Company could suffer losses due to future asset impairment charges.

As of December 31, 2021, $8.7 billion, or 65.4%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests its finite-lived intangible assets whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction, or a forecast of such reductions, in operating results or cash flows at the Company’s broadcast or digital businesses. Our broadcast business’s operating results and cash flows could be affected by a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations or by adverse changes to FCC ownership rules, among other things, which may be beyond the Company’s control. Our digital business’s operating results and cash flows could be affected by intense competition, investment in technologies that are subject to a greater degree of obsolescence, significant reliance on third-party vendors to deliver services, rapid evolving nature and other factors. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors declared in 2021 a total cash dividend with respect to the outstanding shares of our Class A common stock of $2.80 per share in equal quarterly installments of $0.70 per share, which the board of directors increased to $0.90 per share for the first quarter of 2022. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

We have made investments in digital businesses.

We have invested in content-driven digital businesses as well as digital offerings through our broadcast stations. Due to intense competition, investment in content that is subject to a greater degree of obsolescence, historical impairment losses on our digital assets, significant reliance on third-party vendors to deliver services, limited operating history, the rapid evolving nature of digital businesses and difficulties in integrating acquisitions into our operations, the actual future operating results could be volatile and negatively impact the year-to-year trends of our operations.

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

We have significant investments in businesses (primarily our 31.3% interest in TV Food Network) that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Consolidated Statement of Operations and Comprehensive Income under “Income from equity method investments, net,” which contributes to our income from continuing operations before income taxes. For the year ended December 31, 2021, our income from equity investments from TV Food Network was $253.4 million, less the amortization of basis difference of $125.2 million (as described in more detail in Note 6 to our Consolidated Financial Statements). During this period, we also received cash distribution from TV Food Network of $239.5 million. If the earnings or losses of and distributions from our equity investments are material in any year, those earnings or losses and distributions may have a material effect on our net income, cash flows, financial condition and liquidity. We do not control the day-to-day operations of our equity method investments or have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations and cash flows. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations, our cash flows and the value of our investment.

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

The Company uses computers in substantially all aspects of its business operations. Its revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. It is not uncommon for a company such as ours to be subjected to continuous attempted cyber-attacks or other malicious efforts to cause a cyber incident. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The changes in our work environment as a result of the COVID-19 pandemic could also impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. The rapid adoption of some third-party services designed to enable the transition to a remote workforce also may introduce security risk that is not fully mitigated prior to the use of these services. We may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the pandemic as a method for targeting our personnel. And we may face additional cyber-attacks as threat actors use supply chain or third-party attacks as a method for penetrating our computer systems. The possible consequences of such an attack include but are not limited to loss of data, damage to the Company’s reputation, interruptions to our operations, and/or the need to pay ransom. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. The Company’s Cybersecurity Committee helps mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and to invest in and implement enhancements to the Company’s cybersecurity infrastructure. Investments over the past year included enhancements to monitoring systems, firewalls, and intrusion detection systems.

A significant concentration of our revenue is to a select number of customers.

During the years ended December 31, 2021 and 2020, the Company's revenues from two customers exceeded 10%. Each of these customers represents approximately 12% and 13% for 2021, respectively, and 11% each for 2020, of the Company’s consolidated net revenues. During the year ended December 31, 2019, no single customer provided more than 10% of the Company’s consolidated net revenues. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. In addition, any consolidation of our customers could reduce the number of customers to whom our services could be sold. Our inability to meet our customers’ requirements could adversely impact our revenue. The loss of one or more of our major customers or any significant reduction in the service requirements of these customers could have a material adverse effect on our business, results of operations, or financial condition.

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
•
the activities of our competitors, including increased competition from other forms of advertising-based media, particularly digital media, cable television, newspapers and radio;
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

Because a high percentage of our operating expense is fixed, a relatively small decrease in revenue could have a significant negative impact on our financial results.

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

New technologies may adversely affect our television stations. Information delivery and programming alternatives such as online distribution of programming, the internet, cable, direct satellite-to-home services, pay-per-view, video on demand, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the internet have captured an increasing market share, while the aggregate viewership of the major broadcast television networks has declined. In addition, the expansion of cable and satellite television, digital delivery and other technological changes has increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

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

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include online video programming distributors. Additionally, the FCC has initiated its 2018 quadrennial proceeding to review the agency’s media ownership rules and has opened a proceeding to review the national television broadcast ownership limit.

The FCC also may decide to initiate other new rule-making proceedings on its own or in response to requests from outside parties, any of which might impact our business or operations. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

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

The Company has received payment for eleven television stations that accepted bids and have either moved to different channels or (in one case) discontinued operation. Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. The Company is in the final stages of requesting and receiving reimbursements for the costs of repacking these stations, as the FCC is now closing out its process for such reimbursements.

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

Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, in whole or in part, including the settlement of certain causes of action relating to the Leveraged ESOP Transactions consummated by Tribune and Tribune’s employee stock ownership plan, EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007, that was embodied in the Plan. See Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

More specifically, notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the Predecessor’s Exchangeable Subordinated Debentures due 2029 (“PHONES”), and on August 3, 2012 by the Zell Entity, Aurelius Capital Management LP, Law Debenture Trust Company of New York (n/k/a Delaware Trust Company) (“Delaware Trust Company”), successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096, and Deutsche Bank Trust Company Americas, successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. In 2021, the Debtors settled and resolved a disputed unsecured claim asserted by Wilmington Trust Company (WTC), in its capacity as indenture trustee for the “PHONES Notes,” in an amount in excess of $30.0 million. Pursuant to that settlement, the Debtors withdrew $1.0 million from the reserve to pay WTC’s resolved claim.

As of December 31, 2021, each of the Confirmation Order appeals have been dismissed or otherwise resolved by a final order, with the exception of the appeals of Delaware Trust Company and Deutsche Bank. On July 30, 2018, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming (i) the Bankruptcy Court’s judgment overruling Delaware Trust Company’s and Deutsche Bank’s objections to confirmation of the Plan and (ii) the Bankruptcy Court’s order confirming the Plan. Delaware Trust Company and Deutsche Bank appealed the District Court’s order to the United States Court of Appeals for the Third Circuit (the “Third Circuit”) on August 27, 2018. That appeal remains pending before the Third Circuit. If the remaining appellants succeed on their appeals, our financial condition may be adversely affected.

Risks Related to Tribune Publishing’s Spin-Off

If the Tribune Publishing Company (“Tribune Publishing”) spin-off does not qualify as a tax-free distribution under Section 355 of the Code, including as a result of subsequent acquisitions of stock of Tribune or Tribune Publishing, then Tribune may be required to pay substantial U.S. federal income taxes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have office space for our corporate headquarters in Irving, TX, which is leased through 2024. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own approximately 56% of our office and studio locations and approximately 57% of our tower and transmitter locations. The remaining properties that we utilize in our operations are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

Item 3. Legal Proceedings

The information set forth under Note 16 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.”

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our Class A common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

As of February 25, 2022, there were approximately 83,000 shareholders of record of our Class A common stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2021, 2020 and 2019 total annual cash dividends of $2.80 per share, $2.24 per share and $1.80 per share, respectively, with respect to outstanding shares of our Class A common stock. The dividends were paid in equal quarterly installments.

On January 27, 2022, our board of directors approved a 29% increase in the quarterly cash dividend to $0.90 per share of outstanding Class A common stock beginning with the first quarter of 2022. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing Nexstar’s existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the fourth quarter of 2021:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
October 1 - 29, 2021	332,004	$151.72	332,004	$721,392,227
November 8 - 30, 2021	253,658	$164.86	253,658	679,573,873
December 1 - 29, 2021	274,444	$150.72	274,444	638,210,280
	860,106	$155.28	860,106

On January 27, 2021, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.0 billion of its Class A common stock, increasing the Company’s share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in 2021. During the year ended December 31, 2021, Nexstar repurchased a total of 3.6 million shares of its Class A common stock for $536.7 million, funded by cash on hand. As of December 31, 2021, the remaining available amount under the share repurchase authorization was $638.2 million.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2021

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options and vesting of	outstanding	excluding securities
Plan Category	restricted stock units	options	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,245,025	$23.40	2,450,275
Equity compensation plans not approved by security holders	-	-	-
	2,245,025	$23.40	2,450,275

(1)
The 2,245,025 number of securities to be issued consist of 1,025,343 outstanding stock options, with a weighted average exercise price of $23.40 and 1,219,682 time-based and performance-based restricted stock units.

For a more detailed description of our equity plans and grants, we refer you to Note 13 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our Class A common stock based on closing prices for the period from December 31, 2016 through December 31, 2021 with the total return of the NASDAQ Composite Index and our peer index of comparable television companies. Our new peer group index consists of the following publicly traded companies: Gray Television, Inc., Tegna, Inc., Sinclair, The E.W. Scripps Company, Fox Corporation and Paramount Global (the "New Peer Group"). Our old peer index consists of the following publicly traded companies: Gray Television, Inc., Tegna, Inc. and Sinclair (the "Old Peer Group"). We believe the New Peer Group provides a more meaningful comparison to our common stock’s performance.

The graph assumes the investment of $100 in our Class A common stock and in both of the indices on December 31, 2016, with the reinvestment of dividends into shares of our Class A common stock or the indices, as applicable. The performance shown is not necessarily indicative of future performance.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Nexstar Media Group, Inc. (NXST)	$100.0	$125.88	$129.20	$196.22	$187.34	$264.04
NASDAQ Composite Index	$100.0	$129.64	$125.96	$172.18	$249.51	$304.85
New Peer Group	$100.0	$97.77	$75.00	$82.18	$72.01	$73.23
Old Peer Group	$100.0	$113.31	$87.37	$124.91	$112.00	$127.52

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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

Executive Summary

2021 Highlights

•
Net revenue during 2021 increased by $147.1 million, or 3.3%, compared to the same period in 2020. The increase was primarily due to (i) an increase in revenue from core advertising of our legacy stations of $141.0 million, primarily due to recovery from the effects of the COVID-19 pandemic and growth in new business, (ii) incremental revenue from the stations and digital businesses we acquired in 2021 and 2020 of $243.3 million, (iii) an increase in distribution revenue of our legacy stations of $222.0 million, and (iv) a net increase in digital revenue of our legacy stations and other digital businesses of $34.6 million. These increases were partially offset by a decrease in revenue from political advertising of our legacy stations of $462.3 million, as 2021 was not a nationwide election year, and a decrease in net revenue from station divestitures of $35.1 million.
•
During the year ended December 31, 2021, we received a total of $239.5 million in cash distributions from our 31.3% equity investment in TV Food Network.
•
During 2021, our Board of Directors declared and paid quarterly dividends of $0.70 per share of our outstanding common stock, or total dividend payments of $118.2 million.
•
During 2021, we repurchased a total of 3,575,568 shares of our Class A common stock for $536.7 million, funded by cash on hand.
•
During 2021, we deployed NEXTGEN TV (or ATSC 3.0), a new technology standard enabling us to provide high speed data transmission services and improve the speed, capacity and quality of our existing television transmissions, in 17 markets expanding our reach to approximately 29% of all U.S. households.
•
In 2021, in addition to its prime time national newscast (NewsNationPrime), NewsNation successfully launched additional programs, including Morning in America, Rush Hour, The Donlon Report, On Balance, Dan Abrams Live and Banfield. NewsNation currently airs 13 hours of original news programming per day reaching over 75 million U.S. television households.
•
On April 16, 2021, Nexstar Inc. (formerly Nexstar Broadcasting, Inc.), a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

2021 Acquisition of The Hill

•
On August 20, 2021, pursuant to a merger agreement, we acquired 100% of the outstanding equity of NCI for a total cash consideration of approximately $137.7 million, including working capital adjustments, funded by cash on hand. NCI is the owner of “The Hill,” an independent, political digital media platform. This acquisition marks a continuation of Nexstar’s content-first strategy, focused primarily on news, designed to further leverage and monetize its expansive digital reach.

2021 Transactions with VIEs

•
During 2021, Nexstar acquired certain television stations owned by Mission and White Knight. Mission also acquired WNAC-TV, the Fox affiliate in the Providence, Rhode Island market, from Super Towers and the license assets of television station KGBT-TV serving the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair, which Mission subsequently sold to Nexstar in 2021.

•
Effective June 30, 2021, as a result of a Supreme Court ruling, the FCC television JSA attribution rule was eliminated. On July 1, 2021, Mission entered into JSAs with Nexstar for Mission-owned stations KMSS, KPEJ, KLJB, KASY, KWBQ and KRWB. On July 1, 2021, Mission also granted Nexstar options to purchase stations KMSS, KPEJ and KLJB from Mission, subject to FCC consent.

2021 Debt Transactions

•
On June 3, 2021, Mission amended its senior secured credit facility. The amendment provides for a $300.0 million Term Loan B borrowing, issued at 99.50%, maturing on June 3, 2028 (“Term Loan B, due June 3, 2028”). The net proceeds from the Term Loan B, due June 2028 were used to pay down $268.0 million of Mission’s then outstanding loans under its revolving credit facility, pay fees to Nexstar under the shared services agreements between Nexstar and Mission and for Mission’s general corporate purposes. Concurrently with the closing of the Term Loan B, due June 3, 2028, Mission reallocated $255.0 million of its unused revolving credit facility to Nexstar.
•
During 2021, we prepaid a total of $280.0 million in principal balance under our Term Loan B due 2024, funded by cash on hand.
•
During 2021, we repaid scheduled principal maturities of $21.4 million under our Term Loan A due 2024.
•
In August 2021, we and Mission borrowed $20.0 million and $2.5 million, respectively, under our and Mission’s respective revolving credit facilities. In September 2021, we repaid in full our $20.0 million outstanding debt under our revolving credit facility, funded by cash on hand.

Update on COVID-19 Pandemic

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. For instance, uncertainties surrounding the business outlook caused by the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery.

In 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its financial results in 2021 were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are reflective of the economic recovery as well as the incremental operating results from the Company’s acquisitions in 2020 and 2021. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of December 31, 2021, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K.

The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges and the severity of any resurgence of the virus, the length of time that the pandemic continues, current challenges to increase vaccination rates in the U.S. and continued disruptions to supply chains.

The ARPA

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law. The ARPA includes changes to the employer funding requirements for single-employer pension plans and is designed to reduce the amounts of required contributions as a relief. The ARPA also includes multi-employer pension plan funding relief but had no significant impact on Nexstar. The two key aspects of the ARPA funding relief for single-employer plans are extended amortization of funding shortfalls and extended funding interest rate stabilization. The interest rate relief under ARPA eliminated the plans’ funding shortfalls for the 2020 and 2021 plan years and eliminated cash funding requirements for fiscal 2021. Under this relief, Nexstar currently expects no required contribution to its qualified pension benefit plans in 2022.

Overview of Operations

As of December 31, 2021, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. See Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for a discussion of the local service agreements we have with these independent third parties. We also own NewsNation (formerly WGN America), a live daily national news and general entertainment cable network, two digital multicast networks and other multicast network services, various digital products, services and content, a 31.3% ownership stake in TV Food Network, and a portfolio of real estate assets.

On April 16, 2021, Nexstar Inc. (formerly Nexstar Broadcasting, Inc.), a wholly-owned subsidiary of Nexstar, filed a Certificate of Amendment with the Secretary of State of Delaware to change its name to Nexstar Media Inc.

The operating revenue of our stations and cable and multicast networks is derived substantially from broadcast and digital advertising revenue, which is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Most advertising contracts are short-term and generally run for a few weeks. In 2021, we generated 37.9% of our net revenue from core advertising (local and national advertising revenue). Local advertising time is sold by each stations’ local sales staff via advertising agencies and directly to local businesses. All national and political revenue is derived from advertisements placed through advertising agencies. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales force, thereby eliminating the agency commission. Our stations and cable network have various agreements with national representative firms which provides sales representation for national or large regional accounts that advertise in several markets simultaneously. National representative commission rates vary within the industry and are governed by each agreement.

Another source of revenue for the Company that has grown significantly in recent years is its distribution revenue which relates to retransmission of Company stations’ signals and the carriage of NewsNation by cable, satellite and other MVPDs and OVDs. For the year ended December 31, 2021, the Company’s distribution revenue represented 53.2% of total net revenue. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream was primarily due to increases in the subscriber rates paid by MVPDs resulting from contract renewals (retransmission consent and carriage agreements generally have a three-year term), scheduled annual escalation of rates per subscriber, and the establishment of distribution agreements with OVDs. Additionally, the rates per subscriber of acquired television stations are converted into our terms which are typically higher than those of other companies because we have been negotiating such agreements for a longer period of time and are, therefore, approximately one full negotiating cycle ahead of our competitors. Nexstar anticipates that retransmission fees will continue to increase until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

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

We guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes due 2027 and our 4.75% Notes due 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2022 and 2031) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Refer to Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information with respect to consolidated VIEs.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. On April 1, 2021, the U.S. Supreme Court issued a decision that reversed a lower court of appeals ruling and upheld the FCC’s elimination of certain of its media ownership rules in the agency’s 2010/2014 quadrennial review of those rules. Among the regulations eliminated in 2021 as a result of the Supreme Court ruling were a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA under a JSA is deemed to have an attributable ownership interest in that station, and a requirement that at least eight independently owned television stations remain in a local television market for a party to acquire a second station in that market. While these restrictions are no longer in effect, the FCC’s 2018 quadrennial media ownership review is currently pending, and the agency could reinstitute these or other limitations in the 2018 review or any future reviews.

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

The Company has received payment for eleven television stations that accepted bids and have either moved to different channels or (in one case) discontinued operation. Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. The Company is in the final stages of requesting and receiving reimbursements for the costs of repacking these stations, as the FCC is now closing out its process for such reimbursements. Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2021 was not a nationwide election year, and the 2020 Summer Olympics were rescheduled and held in July 2021.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in thousands) and each type of revenue as a percentage of total net revenue for the years ended December 31:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Core advertising (local and national)	$1,761,738	37.9	$1,571,072	34.9	$1,335,126	43.9
Political advertising	45,199	1.0	507,564	11.3	51,889	1.7
Distribution	2,472,894	53.2	2,152,622	47.8	1,368,881	45.0
Digital	322,558	6.9	223,368	4.9	241,519	8.0
Other	33,246	0.7	34,468	0.8	24,524	0.8
Trade	12,736	0.3	12,175	0.3	17,385	0.6
Total net revenue	$4,648,371	100.0	$4,501,269	100.0	$3,039,324	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations for the years ended December 31 (dollars in thousands), and each component of operating expense as a percentage of net revenue:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Net revenue	$4,648,371	100.0	$4,501,269	100.0	$3,039,324	100.0
Operating expenses (income):
Corporate expenses	175,829	3.8	182,960	4.1	189,548	6.2
Direct operating expenses, net of trade	1,849,502	39.8	1,708,124	37.9	1,331,248	43.8
Selling, general and administrative expenses, excluding corporate	848,418	18.3	729,097	16.2	540,433	17.8
Depreciation of property and equipment	166,565	3.6	147,688	3.3	123,375	4.1
Amortization of intangible assets	300,912	6.5	279,710	6.2	200,317	6.6
Amortization of broadcast rights	121,068	2.5	137,490	3.0	85,018	2.7
Trade and barter expense	12,897	0.3	12,396	0.3	17,384	0.6
Reimbursement from the FCC related to station repack	(19,735)	(0.4)	(57,261)	(1.3)	(70,356)	(2.3)
Change in the fair value of contingent consideration attributable to a past merger	(2,769)	(0.1)	3,933	0.1	-	-
Gain on relinquishment of spectrum		-	(10,791)	(0.2)	-	-
Goodwill and intangible assets impairment	-	-	-	-	63,317	2.1
Assets held for sale impairment	23,046	0.5	-	-	-	-
Gain on disposal of stations and business units, net	(2,755)	(0.1)	(7,473)	(0.2)	(96,091)	(3.2)
Total operating expenses	3,472,978		3,125,873		2,384,193
Income from operations	$1,175,393		$1,375,396		$655,131

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $1.762 billion for the year ended December 31, 2021 compared to $1.571 billion for the same period in 2020, an increase of $190.7 million, or 12.1%. The increase was primarily due to an increase in our legacy stations’ core advertising revenue of $141.0 million, as a result of recovery from the adverse effects of the COVID-19 pandemic and growth in new business. The television stations acquired in 2020 also increased our advertising revenue by $61.9 million, partially offset by a decrease in advertising revenue from station divestitures of $12.3 million. Our largest advertiser category, automotive, represented approximately 16% and 18% of our core advertising revenue for the years ended December 31, 2021 and 2020, respectively. Overall, including past results of our newly acquired stations, automotive revenues decreased by approximately 5% in 2021 compared to 2020, primarily due to the current shortage in supply of chips and semiconductors, partially offset by the recovery from the effects of the COVID-19 pandemic. The other categories representing our top five largest categories by revenue increased in 2021, led by attorneys and followed by medical/healthcare, gaming/sports betting and services. While we are encouraged by the positive trends we saw during 2021, to the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $45.2 million for the year ended December 31, 2021 compared to $507.6 million for the same period in 2020, a decrease of $462.4 million, as 2021 was not a nationwide election year.

Distribution revenue was $2.473 billion for the year ended December 31, 2021 compared to $2.153 billion for the same period in 2020, an increase of $320.3 million, or 14.9%. Our legacy stations’ revenue increased by $222.0 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber and renewals of contracts providing for higher rates per subscriber. Additionally, our stations acquired in 2020 increased our revenue in 2021 by $113.5 million, partially offset by a decrease in revenue from our station divestitures of $15.3 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $322.6 million for the year ended December 31, 2021 compared to $223.4 million for the same period in 2020, an increase of $99.2 million, or 44.4%. This increase was primarily due to incremental revenue from the digital businesses and television stations we acquired in 2021 and 2020 of $70.3 million, and a net increase in revenue from our legacy stations and other digital businesses of $34.6 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $175.8 million for the year ended December 31, 2021 compared to $183.0 million for the same period in 2020, a decrease of $7.1 million, or 3.9%.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense) were $2.698 billion for the year ended December 31, 2021 compared to $2.437 billion for the same period in 2020, an increase of $260.7 million, or 10.7%. This increase was primarily due to expenses associated with our television stations and digital businesses we acquired in 2021 and 2020 of $177.8 million, partially offset by station divestitures of $22.6 million. In addition, our legacy stations’ programming costs increased by $56.3 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. Our legacy stations’ and business units’ other operating expenses increased by $50.1 million, primarily due to recovery from the COVID-19 pandemic, an increase in sales and promotional costs to drive revenue and an increase in NewsNation’s news related operating costs as it continues to shift its focus from syndicated programming to national newscast programs.

Depreciation of property and equipment was $166.6 million for the year ended December 31, 2021 compared to $147.7 million for the same period in 2020, an increase of $18.9 million, or 12.8%. The increase was primarily due to newly capitalized assets and incremental depreciation from business acquisitions.

Amortization of intangible assets was $300.9 million for the year ended December 31, 2021 compared to $279.7 million for the same period in 2020, an increase of $21.2 million, or 7.6%. This increase was primarily due to incremental amortization from business acquisitions.

Amortization of broadcast rights was $121.1 million for the year ended December 31, 2021 compared to $137.5 million for the same period in 2020, a decrease of $16.4 million, or 11.9%. The decrease was primarily due to the reduction of NewsNation’s film rights costs by $17.5 million as it continues to shift its focus from syndicated programming to national news programs.

Certain of the Company’s stations were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels and spent costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. In 2021 and 2020, the Company received $19.7 million and $57.3 million, respectively, in reimbursements from the FCC which it recognized as operating income. The Company is in the final stages of requesting and receiving reimbursements for the costs of repacking these stations, as the FCC is now closing out its process for such reimbursements.

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

In the fourth quarter of 2021, certain non-depreciable real estate property located in Chicago was classified as held for sale due to the expected consummation of a contract to sell within one year. As of December 31, 2021, the property’s previous carrying amount of $68.3 million was written down to its estimated fair value, less estimated cost to sell, of $45.3 million resulting in a $23.0 million impairment charge.

Income from equity method investments, net

Income from equity method investments, net was $124.6 million for the year ended December 31, 2021, compared to $70.2 million for the same period in 2020, an increase of $54.4 million, primarily attributable to higher equity in income from our investment in TV Food Network, net of the amortization of basis difference of $55.1 million.

Interest Expense, net

Interest expense, net was $282.7 million for the year ended December 31, 2021 compared to $335.3 million for the same period in 2020, a decrease of $52.7 million, or 15.7%. The decrease was primarily due to the combined effect of (i) a reduction in the outstanding balance of debt, (ii) reductions in LIBOR and (iii) a reduction in the Applicable Margin for the portion of certain interest rates that is based on the consolidated first lien net leverage ratio of the Company which was lower.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.2 million for the year ended December 31, 2021 compared to $50.7 million for the same period in 2020, a decrease of $47.5 million. In 2021, we made $280.0 million prepayments on our term loan B resulting in recognition of loss of $3.2 million. In 2020, we redeemed our $900.0 million 5.625% Notes due 2024 and prepaid $1.0 billion of our outstanding term loans. These transactions resulted in a premium paid on bond redemption of $25.3 million and write-off of unamortized debt discount/premiums and debt financing costs of $25.7 million associated with these extinguished debt obligations.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $80.9 million for the year ended December 31, 2021 compared to $46.0 million for the same period in 2020, an increase of $34.9 million, primarily attributable to an increase in expected return on pension plan assets and an estimated reduction in interest costs on projected benefit obligations, and a $12.5 million settlement gain from the purchase of an annuity contract related to certain participants of a qualified pension plan during the fourth quarter of 2021.

Income Taxes

Income tax expense was $262.9 million for the year ended December 31, 2021 compared to an income tax expense of $296.5 million for the same period in 2020, a decrease of $33.6 million. The effective tax rates during the years ended December 31, 2021 and 2020 were 24.1% and 26.9%, respectively. The decrease in the effective rate was driven by an increased deduction for excess benefits related to stock-based compensation, a decrease in non-deductible goodwill on divestitures, and a release of certain federal and state reserves. The increase in excess benefits deduction resulted in a $19.6 million tax benefit or a decrease of 1.8% to the effective rate. The decrease in non-deductible goodwill resulted in a tax benefit of $8.3 million or a decrease of 0.8% to the effective tax rate. Additionally, the release of $13.3 million of certain federal and state reserves resulted in a 1.2% reduction to the effective rate. These decreases to the effective tax rate were offset by an increase in the valuation allowance of $18.9 million resulting in a 1.3% increase to the effective rate.

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

Revenue

Core advertising revenue was $1.571 billion for the year ended December 31, 2020 compared to $1.335 billion for the same period in 2019, an increase of $236.0 million, or 17.5%. The increase was primarily due to our incremental revenue generated from the Tribune acquisition in September 2019 of $419.1 million and station acquisitions in 2020 of $24.7 million, partially offset by a decrease in revenue from station divestitures of $66.5 million. Our legacy stations’ core advertising revenue decreased by $141.3 million, primarily due to the business disruptions caused by COVID-19 and changes in the mix between our core and political advertising. Our largest advertiser category, automotive, represented approximately 18% and 22% of our local and national advertising revenue for each of the years ended December 31, 2020 and 2019, respectively. Overall, including past results of our newly acquired stations, revenues from our automotive category decreased by approximately 30% in 2020 compared to 2019. The other categories representing our top five were attorneys, medical/healthcare, radio/TV/cable/newspaper and home repair/manufacturing, which decreased in 2020, and insurance, which increased in 2020.

Political advertising revenue was $507.6 million for the year ended December 31, 2020 compared to $51.9 million for the same period in 2019, an increase of $455.7 million as 2020 was a federal election year. Of this increase, $147.4 million was attributable to the incremental revenue from the Tribune stations we acquired in 2019, $17.3 million was attributable to current year station acquisitions and $293.6 million was attributable to our legacy stations.

Distribution revenue was $2.153 billion for the year ended December 31, 2020 compared to $1.369 billion for the same period in 2019, an increase of $783.7 million, or 57.3%. The increase was primarily due to incremental revenue in 2020 generated from the Tribune acquisition in September 2019 of $571.3 million and station acquisitions of $47.0 million, partially offset by a decrease in revenue from station divestitures of $81.6 million. Our legacy stations’ revenue also increased by $247.1 million due to the combined effect of scheduled annual escalation of rates per subscriber, renewals of contracts providing for higher rates per subscriber (contracts generally have a three-year term), contributions from distribution agreements with OVDs and a net increase in revenue in 2020 resulting from the 2019 (July and August) temporary disruption of a distribution agreement with a certain customer, partially offset by temporary disruption of a certain customer in the month of December 2020. We anticipate continued increase in distribution revenue until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and revenue from our other digital operations, was $223.4 million for the year ended December 31, 2020 compared to $241.5 million for the same period in 2019, a decrease of $18.1 million, or 7.5%. Our digital revenue from our legacy stations and other digital businesses decreased by $29.5 million primarily due to the business disruption caused by COVID-19 and realigned digital business operations. These decreases were partially offset by incremental revenue from the Tribune acquisition in September 2019 of $10.8 million, net of a decrease in revenue from station divestitures.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $183.0 million for the year ended December 31, 2020 compared to $189.5 million for the same period in 2019, a decrease of $6.6 million, or 3.5%.

Station direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses (net of trade expense) were $2.437 billion for the year ended December 31, 2020 compared to $1.872 billion for the same period in 2019, an increase of $565.0 million, or 30.2%. This was primarily due to expenses associated with the Tribune stations and other businesses we acquired in 2019 of $511.1 million (including network and programming costs of $343.4 million), and expenses associated with our station acquisitions of $47.3 million. In addition, our legacy stations’ programming costs increased by $118.2 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. In 2020, we also recorded $19.9 million in provision for uncollectible amounts associated with transactions among entities for which we have or had variable interests. These increases were partially offset by a decrease in expense from our station divestitures of $84.3 million and a $60.3 million decrease in the operating expenses of our digital products due to lower revenue.

Depreciation of property and equipment was $147.7 million for the year ended December 31, 2020 compared to $123.4 million for the same period in 2019, an increase of $24.3 million, or 19.7%. The increase was primarily due to incremental depreciation from the Tribune stations we acquired in September 2019 of $29.4 million.

Amortization of intangible assets was $279.7 million for the year ended December 31, 2020 compared to $200.3 million for the same period in 2019, an increase of $79.4 million, or 39.6%. This was primarily due to increased amortization from the Tribune stations we acquired in September 2019 of $95.3 million, net of decreases in amortization from certain fully amortized assets and divested stations.

Amortization of broadcast rights was $137.5 million for the year ended December 31, 2020 compared to $85.0 million for the same period in 2019, an increase of $52.5 million, or 61.7%. The increase was primarily due to incremental amortization from the Tribune stations we acquired in 2019 of $54.0 million, net of decreases from station divestitures. This increase was partially offset by a reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

Certain of the Company’s stations, including certain Tribune stations, were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels and spent costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. In 2020 and 2019, we received a total of $57.3 million and $70.4 million, respectively, in reimbursements from the FCC which we recognized as operating income.

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

Income from equity method investments, net

Income from equity method investments, net was $70.2 million for the year ended December 31, 2020 compared to $17.9 million for the same period in 2019, an increase of $52.1 million. This was primarily attributable to an increase in income on equity investment from our 31.3% investment in TV Food Network, less amortization of basis difference. For the year ended December 31, 2020, we recognized our full year’s share in equity income of TV Food Network compared to last year’s share from September 19, 2019, the date we acquired our 31.3% ownership stake in this investment, to December 31, 2019.

Interest Expense, net

Interest expense, net was $335.3 million for the year ended December 31, 2020 compared to $304.4 million for the same period in 2019, an increase of $30.9 million, or 10.2%, primarily due to the issuance of debt in September 2019 (term loans and $1.785 billion Notes due 2027) associated with the financing of our merger with Tribune. These increases were partially offset by decreases in interest expense primarily due to prepayments and scheduled repayments of term loans, a reduction in LIBOR funding costs on our senior secured loans and the refinancing of certain bonds in September 2020 for a lower interest rate (issuance of $1.0 billion 4.75% Notes due 2028 and redemption of $900 million 5.625% Notes due 2024).

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $50.7 million for the year ended December 31, 2020 compared to $10.3 million for the same period in 2019, an increase of $40.4 million. In 2020, we made various prepayments of our outstanding term loans, redeemed our $900.0 million 5.625% Notes due 2024 and amended our and Mission’s credit agreements, resulting in a loss on extinguishment of debt of $50.7 million. In November 2019, we redeemed our $400.0 million 5.875% Notes due 2022 and our $275.0 million 6.125% Notes due 2022. We also made prepayments of our outstanding term loans during 2019. These 2019 transactions resulted in a total loss on extinguishment of debt of $10.3 million.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $46.0 million for the year ended December 31, 2020 compared to $15.6 million for the same period in 2019, an increase of $30.4 million, primarily attributable to an increase in expected return on pension plan assets partially offset by an increase in interest costs on projected benefit obligations.

Income Taxes

Income tax expense was $296.5 million for the year ended December 31, 2020 compared to an income tax expense of $137.0 million for the same period in 2019, an increase in income tax expense of $159.5 million. The effective tax rates during the years ended December 31, 2020 and 2019 were 26.9% and 36.8%, respectively.

The decrease to the effective tax rate was driven primarily by a consolidated VIE’s establishment of a valuation allowance on its deferred tax assets in 2019 and a decrease in non-deductible goodwill associated with divestitures and impairment loss incurred in 2019. In 2020, certain of our consolidated VIEs recorded a valuation allowance on deferred tax assets of $5.3 million, compared to the $19.9 million valuation allowance on deferred tax assets recorded in 2019, including a newly established valuation allowance of $18.1 million by a consolidated VIE. This resulted in a decrease to the effective tax rate of 4.9%. In 2020, the effective tax rate also decreased by 5.15% as a result of a decrease in the amount of non-deductible goodwill associated with divestitures and an impairment loss incurred in 2019.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to meet future cash requirements depends on its ability to generate cash from its future operations, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond the Company’s control. For instance, uncertainties surrounding the business outlook caused by the COVID-19 pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery.

In 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its financial results in 2021 were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are reflective of the economic recovery as well as the incremental operating results from the Company’s acquisitions in 2020 and 2021. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of December 31, 2021, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K.

The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges and the severity of any resurgence of the virus, the length of time that the pandemic continues, current challenges to increase vaccination rates in the U.S. and continued disruptions to supply chains.

Cash Flow Summary

The following tables present the Company’s total operating, investing and financing activity cash flows for the three years ended December 31 (in thousands):

	2021	2020	2019
Net cash provided by operating activities	$1,214,843	$1,254,170	$417,467
Net cash used in investing activities(1)	(232,100)	(39,750)	(4,702,155)
Net cash provided by (used in) financing activities	(945,558)	(1,293,789)	4,388,251
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,185	$(79,369)	$103,563
Cash paid for interest	$273,201	$324,347	$250,663
Income taxes paid, net of refunds(2)	$319,851	$351,715	$315,051

(1)
In 2021, 2020 and 2019, the investing activities included total capital expenditures of $150.8 million, $217.0 million and $197.5 million, respectively, of which $10.0 million, $54.7 million and $79.3 million, respectively, were reimbursed from the FCC in connection with the station repack. In 2020 and 2019, $4.9 million and $7.2 million of such capital expenditures were also funded by the incentive auction proceeds received from the FCC in 2017.
(2)
Income taxes paid, net of refunds, includes (i) $82.7 million in tax payments during 2020 related to various sales of stations and cash consideration received to settle a litigation and (ii) $199.5 million in tax payments during 2019 related to various sales of stations.

	As of December 31,
	2021	2020
Cash, cash equivalents and restricted cash	$206,494	$169,309

Cash Flows – Operating Activities

Net cash provided by operating activities decreased by $39.3 million during the year ended December 31, 2021 compared to the same period in 2020. This was primarily due to decrease in operating income (excluding non-cash transactions) of $136.3 million and uses of cash resulting from timing of accounts receivable collections of $102.5 million. These decreases were partially offset by lower interest payments of $51.1 million, timing of payments to our vendors of $46.8 million, collection of copyright royalty receivables of $35.0 million, lower payments for broadcast rights of $26.2 million, lower tax payments of $31.9 million and an increase in distribution from our equity investment in TV Food Network of $15.8 million.

Cash paid for interest decreased by $51.1 million during the year ended December 31, 2021 compared to the same period in 2020, primarily due to a reduction in outstanding principal debt balance due to prepayments and scheduled repayments of term loans and reductions in LIBOR and portion of certain interest rates that is based on the Company’s consolidated first lien net leverage ratio.

Net cash provided by operating activities increased by $836.7 million during the year ended December 31, 2020 compared to the same period in 2019. This was primarily attributable to an increase in operating income (excluding non-cash transactions) of $928.7 million, an increase in distributions from our equity investments, primarily in TV Food Network, of $208.4 million, and the collection of copyright royalty receivables of $13.9 million. These increases were partially offset by higher interest payments of $73.7 million, higher income tax payments of $36.7 million, an increase in payments for broadcast rights of $93.0 million, use of cash from timing of accounts receivable collections of $18.2 million, and use of cash from timing of payments made to our vendors of $99.8 million.

Cash paid for interest increased by $73.7 million during the year ended December 31, 2020 compared to the same period in 2019, primarily due to the issuance of debt in September 2019 (term loans and $1.785 billion Notes due 2027) associated with the financing of our merger with Tribune. These increases were partially offset by decreases in interest expense primarily due to prepayments and scheduled repayments of term loans, a reduction in LIBOR funding costs on our senior secured loans and the refinancing of certain bonds in September 2020 for a lower interest rate (issuance of $1.0 billion 4.75% Notes due 2028 and redemption of $900 million 5.625% Notes due 2024).

Cash Flows – Investing Activities

Net cash used in investing activities during the years ended December 31, 2021, 2020 and 2019 were $234.0 million, $39.8 million and $4.702 billion, respectively.

In 2021, we spent a total of $150.8 million in capital expenditures and $138.4 million to acquire television stations, a digital business and certain license assets. These decreases were partially offset by the proceeds from the sale of stations and business units and asset disposals of $20.1 million, reimbursements from the FCC related to station repack of $19.7 million and deposits received associated with the sale of real estate assets of $13.5 million.

In 2020, we acquired seven television stations, certain non-license assets, and a product recommendations company for total cash consideration payments of $386.4 million. Our capital expenditures for the year ended December 31, 2020 were $217.0 million, including $54.7 million related to station repack. We also made an equity investment in a live 24/7 streaming network business of $7.0 million. These uses of cash were partially offset by the proceeds from the disposal of two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively, and reimbursements received from the FCC related to station repack of $57.3 million. We also received $98.0 million of cash proceeds from settlement of litigation between Sinclair and Tribune and Mission collected a loan receivable of $49.0 million from Marshall Broadcasting Group, Inc. (“Marshall”).

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

Cash Flows – Financing Activities

Net cash used in financing activities for the years ended December 31, 2021 and 2020 were $945.5 million and $1.294 billion, respectively. During the year ended December 31, 2019, net cash provided by financing activities was $4.388 billion.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $280.0 million and made scheduled principal payments on our Term Loan A due 2024 of $21.4 million, paid dividends to our common stockholders of $118.2 million ($0.70 per share during each quarter), repurchased common shares of $536.8 million, paid cash for taxes in exchange for shares of common stock withheld of $10.9 million resulting from net share settlements of certain stock-based compensation, and paid finance lease and software obligations of $18.0 million. These outflows were partially offset by the proceeds from the exercise of stock options during the year amounting to $8.2 million. Mission also received $298.5 million (net of $1.5 million discount) from its new Term Loan B due 2028 and utilized $268.0 million to repay a portion of its revolving loans. We also borrowed $20.0 million under our revolving credit facilities which was repaid in full in 2021.

In 2020, the Company made payments on the outstanding principal balance of its term loans of $1.284 billion (including $980.0 million in Nexstar’s debt prepayments, Mission’s full repayment of its term loan B of $226.2 million and Shield Media, LLC's full repayment of its term loan A of $20.7 million). Also, we redeemed our $900.0 million 5.625% Notes due 2024 and paid a $25.1 million premium on such redemption. Additionally, we repurchased shares of our Class A common stock for a total price of $281.9 million, paid dividends to our common stockholders of $101.0 million ($0.56 per share during each quarter), paid deferred financing costs of $10.7 million associated with our new $1.0 billion 4.75% Notes due 2028, paid cash for taxes in exchange for shares of common stock withheld of $6.8 million resulting from net share settlements of certain stock-based compensation and paid finance lease and software obligations of $14.5 million. These decreases were offset by the proceeds from the issuance of our new $1.0 billion senior unsecured notes issued at par and from Mission’s drawing from its revolving credit facility of $327.0 million.

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

Long-term debt

As of December 31, 2021, the Company had total outstanding debt of $7.415 billion, net of unamortized financing costs, discounts and premium, which represented 72.2% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of December 31,
	2021	2020
Nexstar senior secured credit facility	$4,329,128	$4,630,557
Mission senior secured credit facility	360,750	327,000
5.625% Notes due 2027	1,785,000	1,785,000
4.75% Notes due 2028	1,000,000	1,000,000
	7,474,878	7,742,557
Less: Unamortized financing costs, discounts and premium, net	(59,752)	(74,554)
Total outstanding debt	$7,415,126	$7,668,003

Unused revolving loan commitments under senior secured credit facilities (1)	$363,202	$95,662

______________________________________________

(1)
Based on the covenant calculations as of December 31, 2021, all of the $349.7 million and $13.5 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

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

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of December 31, 2021, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes due 2027 and Nexstar’s 4.75% Notes due 2028 for a period of at least the next 12 months from December 31, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of December 31, 2021, we have outstanding standby letters of credit with various financial institutions amounting to $21.7 million, of which $18.2 million was in support of the worker’s compensation insurance program. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Material Cash Requirements

The Company is a party to many contractual obligations involving commitments to make payments to third parties. Certain contractual obligations are recorded on the Consolidated Balance Sheet as of December 31, 2021, while others are considered future commitments. The following summarizes the Company’s contractual obligations as of December 31, 2021, and the effect such obligations are expected to have on the Company’s short-term and long-term liquidity and capital resource needs (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Recorded contractual obligations:
Nexstar senior secured credit facility	$4,329,128	$44,170	$1,640,643	$2,644,315	$-
Mission senior secured credit facility	360,750	3,000	67,500	6,000	284,250
5.625% senior unsecured notes due 2027	1,785,000	-	-	-	1,785,000
4.75% senior unsecured notes due 2028	1,000,000	-	-	-	1,000,000
Operating lease obligations	352,710	55,966	103,492	68,295	124,957
Finance lease obligations	18,823	1,803	3,651	3,865	9,504
Broadcast rights current cash commitments(1)	155,450	72,689	68,239	14,522	-
Other(2)(3)	32,049	30,473	1,469	107	-
Unrecorded contractual obligations:
Network affiliation agreements	2,056,500	1,104,986	951,514	-	-
Cash interest on debt(4)	1,330,281	259,509	488,052	430,561	152,159
Executive employee contracts(5)	81,072	45,876	34,624	572	-
Broadcast rights future cash commitments(6)	67,183	44,317	18,431	4,435	-
Other	89,732	50,265	38,035	1,432	-
	$11,658,678	$1,713,054	$3,415,650	$3,174,104	$3,355,870

(1)
Future minimum payments for license agreements for which the license period has begun and liabilities have been recorded.
(2)
As of December 31, 2021, we had $33.6 million of unrecognized tax benefits, inclusive of interest and certain deduction benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.
(3)
As of December 31, 2021, we had $104.7 million and $27.2 million of funding obligations with respect to our pension benefit plans and other postretirement benefit plans, respectively, which are not included in the table above. See Note 10 to our Consolidated Financial Statements for further information regarding our funding obligations for these benefit plans.
(4)
Estimated interest payments due as if all debt outstanding as of December 31, 2021 remained outstanding until maturity, based on interest rates in effect at December 31, 2021.
(5)
Includes the employment contracts for all corporate executive employees and general managers of our stations and entities. We expect our contracts will be renewed or replaced with similar agreements upon their expiration. Amounts included in the table above assume that contracts are not terminated prior to their expiration.
(6)
Future minimum payments for license agreements for which the license period has not commenced and no liability has been recorded.

From January 1 to February 25, 2022, we repurchased 466,825 shares of our Class A common stock for $76.3 million, funded by cash on hand. As of the date of filing this Annual Report on Form 10-K, the remaining available amount under the share repurchase authorization was $561.9 million.

On January 27, 2022, our Board of Directors declared a quarterly dividend of $0.90 per share of our Class A common stock. The dividend is scheduled to be paid on February 28, 2022 to stockholders of record on February 11, 2022.

Issuer and Guarantor Summarized Financial Information

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

Summarized Balance Sheet Information for the Obligor Group as of December 31 (in thousands):

	2021	2020
Current assets - external	$1,407,643	$1,205,580
Current assets - due from consolidated entities outside of Obligor Group	37,185	35,572
Total current assets	$1,444,828	$1,241,152
Noncurrent assets - external(1)	10,479,451	10,676,397
Noncurrent assets - due from consolidated entities outside of Obligor Group	55,848	53,292
Total noncurrent assets	$10,535,299	$10,729,689
Total current liabilities	$783,816	$727,557
Total noncurrent liabilities	$9,610,229	$10,123,544
Noncontrolling interests	$6,488	$6,951

(1)
Excludes Nexstar Media Inc.’s equity investments of $1.219 billion and $1.334 billion as of December 31, 2021 and 2020, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due 2028 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 6 to our Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in thousands):

Year Ended
December 31, 2021
Net revenue - external	$4,631,063
Net revenue - from consolidated entities outside of Obligor Group	16,338
Total net revenue	4,647,401
Costs and expenses - external	3,450,214
Costs and expenses - to consolidated entities outside of Obligor Group	18,263
Total costs and expenses	3,468,477
Income from operations	$1,178,924
Net income	$710,018
Net income attributable to Obligor Group	$710,018
Income on equity method investments	$124,580

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, broadcast rights, distribution revenue, pension and postretirement benefit plans and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Mission and the other consolidated VIEs are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (1) local service agreements we have with the stations they own, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all of these VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2022 and 2031. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $8.7 billion, or 65.4%, of our total assets as of December 31, 2021. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements, developed technology, brand value, and customer relationships arising from acquisitions.

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

For purposes of goodwill impairment tests, the Company has one aggregated television stations reporting unit, because of the stations’ similar economic characteristics, one cable network reporting unit and two digital business reporting units. The Company’s impairment review for FCC licenses is performed at the television station market level.

We test our goodwill and FCC licenses in our fourth quarter each year, or more frequently whenever events or changes in circumstances indicate that such assets might be impaired. We first assess the qualitative factors to determine the likelihood of our goodwill and FCC licenses being impaired. Our qualitative impairment test includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than its respective carrying amount, no further testing will be required. Otherwise, we will apply the quantitative impairment test method.

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

We test our finite-lived intangible assets to be held and used whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on certain factors including operating results, business plans, economic projections and anticipated future cash flows. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining life are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations.

In the fourth quarter of 2021, using the qualitative impairment test, the Company performed its annual impairment test on goodwill attributable to its aggregated television stations reporting unit, one cable network reporting unit and one digital business reporting unit. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that the fair value would sufficiently exceed the carrying amount. Thus, no impairment was recorded on these reporting units.

For one of the digital reporting units with a goodwill balance of $110.0 million, representing approximately 4% of the consolidated carrying amount, the Company elected to perform a quantitative impairment test due to actual and projected decreases in operating profit and cash flows. The Company’s assessment indicated that the reporting unit’s fair value exceeded the carrying amount by over 10%, and therefore no goodwill impairment was identified. Fair value was estimated using a combination of an income approach, which employs a discounted cash flow model, and market approaches, which consider net revenue multiples of comparable publicly traded businesses and recent market transactions.

In the fourth quarter of 2021, the Company also performed its annual impairment test on FCC licenses for each station market using the qualitative impairment test. The Company concluded that it was more likely than not that their fair values have exceeded the respective carrying amounts. Thus, no impairment was recorded.

We also performed qualitative tests to determine whether our finite-lived assets are recoverable. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use of these assets, we determined that the carrying amounts are recoverable as of December 31, 2021. No other events or circumstances were noted in 2021 that would indicate impairment.

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

While the COVID-19 pandemic did not have a material impact on overall aspects of our business during 2021, the Company will continue to actively monitor and evaluate its indefinite-lived intangible assets, long-lived assets and goodwill to determine if an impairment triggering event will occur in future periods. Any further adverse impact of COVID-19 or the general market conditions on the Company’s operating results could reasonably be expected to negatively impact the fair value of the Company’s indefinite-lived intangible assets and its reporting units as well as the recoverability of its long-lived assets and may result in future impairment charges which could be material.

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

In each of the quarters of 2021, the Company evaluated its equity method investments for OTTI due to the events and circumstances surrounding the COVID-19 pandemic. Based on the results of the review, the Company determined that an impairment does not exist. The Company will continue to evaluate its equity method investments in future periods to determine if an OTTI has occurred.

Pension plans and other postretirement benefits

A determination of the liabilities and cost of Nexstar’s pension and other postretirement plans (“OPEB”) requires the use of assumptions. The actuarial assumptions used in the pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and Nexstar’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

•
discount rates
•
expected return on plan assets
•
mortality rates
•
retirement rates
•
expected contributions

As of December 31, 2021, the effective discount rates used for determining pension benefit obligations were 2.69% to 2.70%. During 2021, the assumptions utilized in determining net periodic benefit credit on our pension plans were (i) 5.15% to 5.90% expected rate of return on plan assets and (ii) 2.16% to 2.29% effective discount rates. As of December 31, 2021, our pension plans’ benefit obligations was $2.257 billion. For the year ended December 31, 2021, our pension plans’ net periodic benefit credit was $68.3 million, excluding a $12.5 million settlement gain from the purchase of an annuity contract for certain participants of a qualified pension plan. As of December 31, 2021, a 1% change in the discount rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Projected impact on net periodic benefit credit	$15,932	$(13,955)
Projected impact on pension benefit obligations	(209,471)	247,550

For additional information on our pension and OPEB, see Note 10 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Distribution Revenue

We earn revenues from local cable providers, DBS services and other MVPDs and OVDs for the retransmission of our broadcasts and the carriage of NewsNation. These revenues are generally earned based on a price per subscriber of the distributor within the retransmission or carriage area. The distributors report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the reports, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each distributor. Adjustments associated with the resolution of such estimates have, historically, been inconsequential.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The estimate of the Company's tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgements about the application of complex tax laws and regulations. We recognize interest and penalties relating to income taxes as components of income tax expense.

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

The term loan borrowings under the Company’s senior credit facilities bear interest at rates ranging from 1.60% to 2.60% as of December 31, 2021, which represented the base rate, or LIBOR, plus the applicable margin, as defined. The revolving loans bear interest at LIBOR plus the applicable margin, of 1.60% at December 31, 2021. Interest is payable in accordance with the credit agreements.

If LIBOR were to increase by 100 basis points, or one percentage point, from the December 31, 2021 level, the Company’s annual interest expense would increase and cash flow from operations would decrease by $46.9 million, based on the outstanding balance of its credit facilities as of December 31, 2021. An increase in LIBOR of 50 basis points (one-half of a percentage point) would result in a $23.4 million increase in the Company’s annual interest expense and decrease in cash flows from operations. If LIBOR were to decrease either by 100 basis points or 50 basis points, the Company’s annual interest would decrease and cash flows from operations would increase by $4.7 million. Our 5.625% Notes due 2027 and 4.75% Notes due 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2021, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facilities.

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

Based upon that evaluation, Nexstar’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2021, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report which appears herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors” and “Delinquent Section 16(a) Report,” which information is incorporated herein by reference.

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

4.3	Form of 5.625% Senior Note due 2027 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).
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

4.7	Form of 4.750% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 25, 2020).
4.8	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934.*
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

10.4

Amendment, dated as of November 30, 2020, to Stock Option Agreement, dated as of November 29, 2011, as amended November 15, 2019, by and between Mission Broadcasting, Inc., Dennis Thatcher, Nancie J. Smith, and Nexstar Broadcasting, Inc.(Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 1, 2021).

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

10.14

Amendment No. 4, dated as of June 3, 2021, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 4, 2021).

10.15

Amendment No. 5, dated as of June 3, 2021, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 4, 2021).

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

10.29

Executive Employment Agreement, dated July 26, 2021 between Lee Ann Gliha and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.30

Executive Employment Agreement, dated as of September 5, 2019, between Dana Zimmer and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

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

NEXSTAR MEDIA GROUP, INC.
By:	/s/ PERRY A. SOOK
Perry A. Sook
Chairman and Chief Executive Officer
By:	/s/ LEE ANN GLIHA
Lee Ann Gliha
Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2022.

Name	Title
/s/ PERRY A. SOOK	Chairman and Chief Executive Officer
Perry A. Sook	(Principal Executive Officer)
/s/ LEE ANN GLIHA	Chief Financial Officer
Lee Ann Gliha	(Principal Financial and Accounting Officer)
/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong
/s/ BERNADETTE AULESTIA	Director
Bernadette Aulestia

/s/ DENNIS J. FITZSIMONS	Director
Dennis J. FitzSimons
/s/ JAY M. GROSSMAN	Director
Jay M. Grossman
/s/ C. THOMAS MCMILLEN	Director
C. Thomas McMillen
/s/ LISBETH MCNABB	Director
Lisbeth McNabb
/s/ DENNIS A. MILLER	Director
Dennis A. Miller
/s/ JOHN R. MUSE	Director
John R. Muse
/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur

NEXSTAR MEDIA GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexstar Media Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Position Related to the Chicago Cubs Transactions

As described in Notes 14 and 16 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $32.8 million as of December 31, 2021. As disclosed by management, the estimate of the Company's tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune Media Company (a subsidiary of the Company, “Tribune”) a Notice of Deficiency which presented the IRS’s position that a gain with respect to a contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (“the Chicago Cubs Transactions”) should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2021 would be approximately $136.0 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Internal Revenue Code (“IRC”) and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. As of December 31, 2021, management believes the tax impact of applying the Tax Court opinion is not material to the Company’s Consolidated Financial Statements.

The principal considerations for our determination that performing procedures relating to the uncertain tax position related to the Chicago Cubs Transactions is a critical audit matter are (i) the significant judgment by management when assessing the measurement of the uncertain tax position related to the Chicago Cubs Transactions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the measurement of the uncertain tax position related to the Chicago Cubs Transactions; (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to measurement of the uncertain tax position related to the Chicago Cubs Transactions. These procedures also included, among others (i) testing the information used in the calculation of the liability for the uncertain tax position related to the Chicago Cubs Transactions, including federal filing positions and the related final tax returns; (ii) testing the calculation of the liability for the uncertain tax position related to the Chicago Cubs Transactions, including management’s assessment of the technical merits of the tax position; (iii) testing management’s assessment of the possible outcomes of the uncertain tax position related to the Chicago Cubs Transactions; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the measurement of the uncertain tax position related to the Chicago Cubs Transactions, including evaluating the reasonableness of management’s assessment of the amount of potential tax benefit to be realized, and the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 28, 2022

We have served as the Company’s auditor since 1997.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share information)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$190,868	$152,701
Restricted cash and cash equivalents	15,626	16,608
Accounts receivable, net of allowance for doubtful accounts of $23,129 and $34,922, respectively	1,021,051	904,801
Prepaid expenses and other current assets	185,174	135,872
Total current assets	1,412,719	1,209,982
Property and equipment, net	1,512,470	1,604,881
Goodwill	3,051,661	2,984,008
FCC licenses	2,910,251	2,909,704
Network affiliation agreements, net	2,060,183	2,250,283
Other intangible assets, net	656,950	688,918
Investments	1,218,791	1,333,778
Assets held for sale, net	45,250	4,524
Other noncurrent assets, net	396,187	418,198
Total assets(1)	$13,264,462	$13,404,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$47,170	$21,429
Accounts payable	248,183	218,418
Broadcast rights payable	76,878	105,557
Accrued expenses	315,946	307,192
Operating lease liabilities	42,843	35,850
Other current liabilities	56,274	42,442
Total current liabilities	787,294	730,888
Debt	7,367,956	7,646,574
Deferred tax liabilities	1,728,508	1,674,008
Other noncurrent liabilities	523,277	815,930
Total liabilities(1)	10,407,035	10,867,400
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2021 and December 31, 2020	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 40,757,429 shares outstanding as of December 31, 2021 and 47,291,463 shares issued, 43,256,828 shares outstanding as of December 31, 2020	473	473
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of December 31, 2021 and December 31, 2020	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of December 31, 2021 and December 31, 2020	-	-
Additional paid-in capital	1,311,054	1,362,510
Accumulated other comprehensive income	141,650	34,510
Retained earnings	2,204,152	1,488,031
Treasury stock - at cost; 6,534,034 and 4,034,635 shares as of December 31, 2021 and December 31, 2020, respectively	(806,990)	(367,132)
Total Nexstar Media Group, Inc. stockholders’ equity	2,850,339	2,518,392
Noncontrolling interests	7,088	18,484
Total stockholders’ equity	2,857,427	2,536,876
Total liabilities and stockholders’ equity	$13,264,462	$13,404,276

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)
The consolidated total assets as of December 31, 2021 and 2020 include certain assets held by consolidated VIEs of $309.7 million and $323.2 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2021 and 2020 include certain liabilities of consolidated VIEs of $168.0 million and $142.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share information)

	Years Ended December 31,
	2021	2020	2019
Net revenue	$4,648,371	$4,501,269	$3,039,324
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	1,862,399	1,720,520	1,348,632
Selling, general and administrative expenses, excluding depreciation and amortization	1,024,247	912,057	729,981
Amortization of broadcast rights	121,068	137,490	85,018
Amortization of intangible assets	300,912	279,710	200,317
Depreciation of property and equipment	166,565	147,688	123,375
Reimbursement from the FCC related to station repack	(19,735)	(57,261)	(70,356)
Assets held for sale impairment	23,046	-	-
Goodwill and intangible assets impairment	-	-	63,317
Gain on disposal of stations and business units, net	(2,755)	(7,473)	(96,091)
Change in the estimated fair value of contingent consideration attributable to a past merger	(2,769)	3,933	-
Gain on relinquishment of spectrum	-	(10,791)	-
Total operating expenses	3,472,978	3,125,873	2,384,193
Income from operations	1,175,393	1,375,396	655,131
Income from equity method investments, net	124,580	70,154	17,925
Interest expense, net	(282,651)	(335,303)	(304,350)
Loss on extinguishment of debt	(3,213)	(50,745)	(10,301)
Pension and other postretirement plans credit, net	80,936	46,010	15,600
Other expenses, net	(1,731)	(944)	(684)
Income before income taxes	1,093,314	1,104,568	373,321
Income tax expense	(262,878)	(296,508)	(137,026)
Net income	830,436	808,060	236,295
Net loss (income) attributable to noncontrolling interests	4,132	3,381	(6,036)
Net income attributable to Nexstar Media Group, Inc.	$834,568	$811,441	$230,259

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$19.81	$18.06	$5.01
Diluted	$18.98	$17.37	$4.80

Weighted average number of common shares outstanding:
Basic	42,133	44,921	45,986
Diluted	43,982	46,720	47,923

Net income	$830,436	$808,060	$236,295
Other comprehensive income:
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax expense of $36,710 in 2021, $5,007 in 2020, and $11,723 in 2019	107,140	14,611	34,166
Total comprehensive income	937,576	822,671	270,461
Total comprehensive (income) loss attributable to noncontrolling interests	4,132	3,381	(6,036)
Total comprehensive income attributable to Nexstar Media Group, Inc.	$941,708	$826,052	$264,425

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2021

(in thousands, except for share and per share information)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	interests	Equity
Balances as of December 31, 2018	47,291,463	$473	$1,351,931	$620,371	$(14,316)	(1,665,217)	$(105,685)	$16,210	$1,868,984
Purchase of treasury stock	-	-	-	-	-	(439,743)	(45,115)	-	(45,115)
Stock-based compensation expense	-	-	38,620	-	-	-	-	-	38,620
Vesting of restricted stock units and exercise of stock options	-	-	(36,822)	-	-	563,285	29,412	-	(7,410)
Dividends declared on common stock ($1.80 per share)	-	-	-	(82,823)	-	-	-	-	(82,823)
Purchase of noncontrolling interest from a consolidated variable interest entity	-	-	-	-	-	-	-	(6,500)	(6,500)
Noncontrolling interest from a business combination	-	-	-	-	-	-	-	6,201	6,201
Deconsolidation of a variable interest entity	-	-	-	11,026	-	-	-	-	11,026
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	49	49
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	34,166	-	-	-	34,166
Net income	-	-	-	230,259	-	-	-	6,036	236,295
Balances as of December 31, 2019	47,291,463	473	1,353,729	778,833	19,850	(1,541,675)	(121,388)	21,996	2,053,493
Purchase of treasury stock	-	-	-	-	-	(3,085,745)	(281,897)	-	(281,897)
Stock-based compensation expense	-	-	48,274	-	-	-	-	-	48,274
Vesting of restricted stock units and exercise of stock options	-	-	(38,113)	-	-	592,785	36,153	-	(1,960)
Dividends declared on common stock ($2.24 per share)	-	-		(101,038)	-	-	-	-	(101,038)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	804	804
Change in reporting entity resulting from common control transactions (Note 3)	-	-	-	935	-	-	-	(935)	-
Payments resulting from common control transactions (Note 3)	-	-	-	(2,131)	-	-	-	-	(2,131)
Disposal of an entity	-	-	(1,380)	(9)	49	-	-	-	(1,340)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	14,611	-	-	-	14,611
Net income (loss)	-	-	-	811,441	-	-	-	(3,381)	808,060
Balances as of December 31, 2020	47,291,463	473	1,362,510	1,488,031	34,510	(4,034,635)	(367,132)	18,484	2,536,876
Purchase of treasury stock	-	-	-	-	-	(3,575,568)	(536,796)	-	(536,796)
Stock-based compensation expense	-	-	46,703	-	-	-	-	-	46,703
Vesting of restricted stock units and exercise of stock options	-	-	(99,576)	-	-	1,076,169	96,938	-	(2,638)
Dividends declared on common stock ($2.80 per share)	-	-	-	(118,209)	-	-	-	-	(118,209)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	337	337
Change in reporting entity resulting from common control transactions (Note 3)	-	-	1,417	(238)	-	-	-	(7,601)	(6,422)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	107,140	-	-	-	107,140
Net income (loss)	-	-	-	834,568	-	-	-	(4,132)	830,436
Balances as of December 31, 2021	47,291,463	$473	$1,311,054	$2,204,152	$141,650	(6,534,034)	$(806,990)	$7,088	$2,857,427

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$830,436	$808,060	$236,295
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	300,912	279,710	200,317
Amortization of broadcast rights	121,068	137,490	85,018
Depreciation of property and equipment	166,565	147,688	123,375
Goodwill and intangible assets impairment	-	-	63,317
Assets held for sale impairment	23,046	-	-
Stock-based compensation expense	46,703	48,274	38,620
Provision for bad debt	9,751	30,046	12,972
Amortization of debt financing costs, debt discounts and premium	14,979	17,228	11,577
Loss on extinguishment of debt	3,213	50,745	10,301
(Gain) loss on asset disposal, net	(6,214)	4,777	3,985
Deferred income taxes	5,173	(43,640)	(4,545)
Gain on relinquishment of spectrum	-	(10,791)	-
Gain on disposal of stations and business units, net	(2,755)	(7,473)	(96,091)
Change in the estimated fair value of contingent consideration attributable to a past merger	(2,769)	3,933	-
Spectrum repack reimbursements	(19,735)	(57,261)	(70,356)
Payments for broadcast rights	(167,378)	(193,586)	(100,630)
Income from equity method investments, net	(124,580)	(70,154)	(17,925)
Unrealized gain on an equity investment measured at fair value	(4,917)	-	-
Loss on write-off of an equity investment	7,000	-	-
Distribution from equity method investments - return on capital	239,470	223,682	15,256
Other operating activities, net	(1,643)	(2,402)	53
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(118,600)	(16,055)	2,176
Prepaid expenses and other current assets	(5,460)	4,960	9,344
Other noncurrent assets	35,176	13,615	(5,250)
Accounts payable	27,715	53,666	49,903
Accrued expenses and other current liabilities	4,287	(83,745)	40,540
Income tax payable	(48,298)	(11,271)	(172,669)
Other noncurrent liabilities	(118,302)	(73,326)	(18,116)
Net cash provided by operating activities	1,214,843	1,254,170	417,467
Cash flows from investing activities:
Purchases of property and equipment	(150,761)	(217,038)	(197,511)
Payments for acquisitions, net of cash acquired	(138,374)	(386,381)	(5,881,179)
Proceeds from sale of stations and business units	2,514	362,803	1,352,958
Deposits received associated with the sale of real estate assets	13,500	-	-
Proceeds from resolution of acquired contingency	-	98,000	-
Spectrum repack reimbursements	19,735	57,261	70,356
Collection of (payment for) investment in a loan receivable	2,500	49,014	(48,876)
Proceeds from disposals of assets	17,583	2,644	4,451
Acquisition of investments in equity securities	-	(7,000)	-
Distribution from an equity investment - return of capital	2,659	-	2,205
Deconsolidation of the cash of Marshall	-	-	(5,011)
Other investing activities, net	(1,456)	947	452
Net cash used in investing activities	(232,100)	(39,750)	(4,702,155)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	321,000	1,327,000	5,523,481
Repayments of long-term debt	(590,179)	(2,184,146)	(902,217)
Premium paid on debt extinguishment	-	(25,317)	(10,094)
Payments for debt financing costs	(953)	(10,745)	(72,052)
Purchase of treasury stock	(536,796)	(281,897)	(45,115)
Common stock dividends paid	(118,209)	(101,038)	(82,823)
Payments for finance lease	(1,008)	(902)	(833)
Payments for capitalized software obligations	(17,075)	(13,645)	(8,342)
Cash paid for shares withheld for taxes	(10,884)	(6,784)	(9,813)
Proceeds from exercise of stock options	8,246	4,824	2,403
Purchase of noncontrolling interests	-	(1,943)	(6,393)
Other financing activities, net	300	804	49
Net cash provided by (used in) financing activities	(945,558)	(1,293,789)	4,388,251
Net increase (decrease) in cash, cash equivalents and restricted cash	37,185	(79,369)	103,563
Cash, cash equivalents and restricted cash at beginning of period	169,309	248,678	145,115
Cash, cash equivalents and restricted cash at end of period	$206,494	$169,309	$248,678
Supplemental information:
Interest paid	$273,201	$324,347	$250,663
Income taxes paid, net of refunds	$319,851	$351,715	$315,051
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5,849	$7,041	$25,705
Noncash purchases of property and equipment	$5,101	$20,342	$-
Right-of-use assets obtained in exchange for operating lease obligations(1)	$45,036	$30,977	$125,496
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$-	$77,962	$52,002

The accompanying Notes are an integral part of these Consolidated Financial Statements.

_______________________________________________________

(1)
Amounts for the year ended December 31, 2019 include the transition adjustment of $112.8 million for the adoption of ASC 842.

NEXSTAR MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Business Operations

Nexstar Media Group, Inc., a Delaware corporation, together with its wholly-owned subsidiary, Nexstar Media Inc. (formerly known as Nexstar Inc. and Nexstar Broadcasting, Inc.), a Delaware corporation (collectively referred to as “Nexstar”, “we”, “our”, “ours”, and “us”), is a television broadcasting and digital media company focused on the acquisition, development and operation of television stations and interactive community websites and digital media services. As of December 31, 2021, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those television stations owned by variable interest entities (“VIEs”), in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV (“MNTV”), and other broadcast television networks. As of December 31, 2021, the stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns NewsNation (formerly WGN America), a live daily national news and general entertainment cable network, two digital multicast networks and other multicast network services, various digital products, services and content, a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”), and a portfolio of real estate assets.

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

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. For instance, uncertainties surrounding the business outlook caused by the Coronavirus Disease 2019 (“COVID-19”) pandemic. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States government declared a national emergency. The ongoing effect of the COVID-19 pandemic had an adverse impact on the Company’s financial results mostly in the first part of the second quarter in 2020. Since then, the Company’s business operations, financial results and cash flows have significantly improved. In 2021, the mass distribution of COVID-19 vaccines, the U.S. government’s stimulus programs, the reopening of states for business and consumer spending by an increasingly vaccinated public drove the continued U.S. economic recovery.

In 2021, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its financial results in 2021 were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. These favorable financial results are reflective of the economic recovery as well as the incremental operating results from the Company’s acquisitions in 2020 and 2021. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of December 31, 2021, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K.

The extent to which the COVID-19 pandemic impacts the Company’s business, its results of operations and its financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges and the severity of any resurgence of the virus, the length of time that the pandemic continues, current challenges to increase vaccination rates in the U.S. and continued disruptions to supply chains.

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

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2021 with its consolidated VIEs:

Owner	Service Agreements	Full Power Stations
Mission	TBA	WFXP, KHMT and KFQX
	SSA & JSA(1)(2)	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, WVNY, WXXA, WLAJ, KMSS, KPEJ, KLJB, KASY, KWBQ and KRWB
	LMA(2)	WNAC and WPIX
White Knight Broadcasting (“White Knight”)	SSA & JSA(3)	WVLA and KFXK
Vaughan Media, LLC (“Vaughan”)	SSA & JSA	WBDT, WYTV and KTKA
	LMA	KNVA

____________________________________________

(1)
On July 1, 2021, Mission executed JSAs with Nexstar for stations KMSS, KPEJ, KLJB, KASY, KWBQ and KRWB in addition to the existing SSAs with these stations. Prior to entering these JSAs, Nexstar provided services to these stations under SSAs only.
(2)
On June 17, 2021, Mission acquired WNAC-TV, the Fox-affiliated full power television station serving the Providence, Rhode Island market, from Super Towers, Inc. (“Super Towers”). Mission also assumed the existing LMA with Nexstar for WNAC. On May 24, 2021, Mission acquired the license assets of television station KGBT-TV serving the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair Broadcast Group, Inc. (“Sinclair”) and executed a JSA on July 1, 2021 and an SSA with Nexstar for the station. The total price for both transactions was $8.4 million in cash. On September 15, 2021, Nexstar acquired KGBT-TV’s license assets from Mission for the same price Mission paid Sinclair. Effective September 15, 2021, KGBT-TV is no longer a VIE and the JSA and SSA were terminated.
(3)
On October 1, 2021, Nexstar acquired television station KSHV serving the Shreveport, Louisiana market from White Knight for a nominal price. Effective October 1, 2021, KSHV is no longer a VIE and the JSA and SSA between Nexstar and White Knight for the station were terminated.

As Nexstar is the primary beneficiary of the television stations described above, the purchases of stations between parties within the consolidated Nexstar group were deemed common control transactions in accordance with FASB ASC 805-50, “Business Combinations—Common Control Transactions.” Therefore, the acquirer in those transactions recorded the net assets at historical book values, rather than at estimated fair values. The excess of purchase price over carrying values of net assets was accounted for as a net reduction to equity in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. For financial reporting purposes, Nexstar continued to include the stations’ net assets and financial results at historical amounts for all periods presented in the accompanying Consolidated Financial Statements, except KGBT’s license assets were only included beginning on May 24, 2021.

On June 16, 2021, Mission granted Nexstar an option to purchase station WNAC from Mission, subject to FCC consent. On July 1, 2021, Mission granted Nexstar options to purchase stations KMSS, KPEJ and KLJB from Mission, subject to FCC consent. As of December 31, 2021, Nexstar has been granted an option to purchase each station owned by consolidated VIEs, subject to FCC consent.

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

As of December 31, the carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Consolidated Balance Sheets were as follows (in thousands):

	2021	2020
Current assets:
Cash and cash equivalents	$9,226	$9,066
Accounts receivable, net	21,114	19,800
Prepaid expenses and other current assets	10,312	6,726
Total current assets	40,652	35,592
Property and equipment, net	57,456	61,938
Goodwill	150,500	153,704
FCC licenses	200,412	204,720
Network affiliation agreements, net	84,850	93,466
Other intangible assets, net	260	748
Other noncurrent assets, net	85,449	78,580
Total assets	$619,579	$628,748

Current liabilities:
Current portion of debt	$3,000	$-
Interest payable	678	495
Other current liabilities	33,711	30,335
Total current liabilities	37,389	30,830
Debt	355,489	327,000
Deferred tax liabilities	41,783	29,433
Other noncurrent liabilities	92,552	82,821
Total liabilities	$527,213	$470,084

As of December 31, the following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in thousands):

	2021	2020
Current assets	$5,080	$4,402
Property and equipment, net	12,213	16,137
Goodwill	62,237	63,795
FCC licenses	200,412	204,720
Network affiliation agreements, net	28,476	31,571
Other noncurrent assets, net	1,328	2,568
Total assets	$309,746	$323,193

Current liabilities	$33,711	$30,335
Noncurrent liabilities	134,335	112,254
Total liabilities	$168,046	$142,589

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), which continues through December 31, 2023. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee to Cunningham based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include, but are not limited to, those relating to allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, pension and postretirement obligations, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of December 31, 2021, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenues when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue is primarily derived from the sale of advertising and the compensation received from traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, as well as online video distributors (“OVDs”), companies that provide video content through internet streaming, in return for the Company’s consent to the retransmission of the signals of its television stations or the carriage of NewsNation. Total revenue includes advertising revenue, distribution revenue, digital revenue and other broadcast related revenues. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers. The Company also determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

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

Other Digital Revenues—Revenue from the Company’s other digital businesses includes revenue from video and display advertising platforms that are delivered locally or nationally through our own and various third party websites and mobile applications, a consumer product reviews platform, and other digital media solutions to media publishers and advertisers. Revenue is recognized at the time advertising is delivered or upon performance of services. The Company applies the right to invoice practical expedient to certain transactions where the invoice amount corresponds directly with the value to its customers. Most of the arrangements with customers are short-term in nature.

Contract Costs—The Company does not capitalize costs incurred to obtain contracts for advertising due to their short-term nature. Additionally, the incremental benefit from efforts in acquiring these contracts is not considered significant. Thus, the Company records sales commissions as an expense when incurred.

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

See Note 17 for disaggregated revenue information.

Assets Held for Sale, Net

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

In the fourth quarter of 2021, certain non-depreciable real estate property located in Chicago was classified as held for sale due to the expected consummation of a contract to sell within one year. As of December 31, 2021, the property’s previous carrying amount of $68.3 million was written down to its estimated fair value, less estimated cost to sell, of $45.3 million, resulting in a $23.0 million impairment charge.

Investments

The Company accounts for investments in which it owns at least 20% of an investee’s voting securities or has significant influence over an investee under the equity method of accounting. The Company records equity method investments at cost. For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment. The amounts initially recognized are subsequently adjusted for the Company’s appropriate share of the net earnings or losses of the investee. The Company records any investee losses up to the carrying amount of the investment plus any advances and loans made to the investee and any financial guarantees made on behalf of the investee. The Company recognizes its share in earnings and losses of the investee as “Income from equity method investments, net” in the Consolidated Statements of Operations and Comprehensive Income. Investments are also increased by contributions made to and decreased by distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. The Company evaluates equity method investments for other-than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2021, 2020 and 2019, the Company did not identify any impairments on its investments. See Note 6 for additional information.

Leases

The Company determines if a contract is an operating lease or a finance lease at inception for which a right-of-use (“ROU”) asset and a lease liability is recognized. At the commencement date of the lease, ROU assets and lease liabilities are both measured and recorded at the present value of the future lease payments over the lease term. The lease payments exclude any executory costs as they are not significant. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, and specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. ROU assets and lease liabilities arising from operating leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities in the accompanying Consolidated Balance Sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

See Note 9 for additional disclosures on leases as of December 31, 2021.

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

The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually in the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses such that renewals generally may be obtained indefinitely and at little cost. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15-year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

For purposes of goodwill impairment tests, the Company has one aggregated television stations reporting unit, because of the stations’ similar economic characteristics, one cable network reporting unit, and two digital business reporting units. The Company’s impairment review for FCC licenses is performed at the television station market level.

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

Determining the fair value of reporting units and FCC licenses requires management to make judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Consolidated Financial Statements. In addition to the various inputs (e.g. revenue growth, operating profit margins, capital expenditures, discount rates) used to calculate the fair value of reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to its total market capitalization and by comparing the fair values of its reporting units to recent market sale transactions.

The Company tests finite-lived intangible assets and other long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on certain factors, including operating results, business plans, economic projections and anticipated future cash flows. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining life are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $20.5 million, $14.9 million, and $8.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Pension plans and postretirement benefits

A determination of the liabilities and cost of Nexstar’s pension and other postretirement plans requires the use of assumptions. The actuarial assumptions used in the pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and Nexstar’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors: discount rates, expected return on plan assets, mortality rates, retirement rates and expected contributions. The amount by which the projected benefit obligation exceeds the fair value of the pension plan assets is recorded in other noncurrent liabilities in the accompanying Consolidated Balance Sheets.

The net periodic benefit credit, which consists of interest costs and expected return on plan assets, is disclosed on a separate line item below income from operations in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Stock-Based Compensation

Nexstar maintains stock-based employee and non-employee compensation plans which are described more fully in Note 13. The Company calculates the grant-date fair value of employee and non-employee stock options using the Black-Scholes model. The fair values of time-based and performance-based restricted stock units are based on the number of shares awarded and market price of the stock on the date of award. These amounts are recognized into selling, general and administrative expense over the vesting period of the options and the time-based restricted stock units, and for performance-based restricted stock units, when it is probable that the performance conditions will be achieved. The excess or shortage of tax deductions over the compensation cost of stock-based payments is recognized as income tax benefit or income tax expense, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Nexstar and its subsidiaries file a consolidated federal income tax return. Mission, White Knight and 54 Broadcasting, Inc. (a subsidiary of Vaughan and owner of station KNVA) file their own separate federal income tax returns. Vaughan is a disregarded entity for tax purposes and does not incur tax within the consolidated financial statements.

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

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing the Company’s diluted shares during the years ended December 31 (in thousands):

	2021	2020	2019
Weighted average shares outstanding - basic	42,133	44,921	45,986
Dilutive effect of equity incentive plan instruments	1,849	1,799	1,937
Weighted average shares outstanding - diluted	43,982	46,720	47,923

The Company has outstanding stock options and restricted stock units to acquire zero, 122,000 and 8,000 weighted average shares of common stock for the years ended December 31, 2021, 2020 and 2019, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

Segment Presentation

The Company assesses its operating segments in accordance with ASC Topic 280, “Segment Reporting.” Nexstar operates in one reportable broadcast segment. The other activities of the Company include corporate functions, the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, digital businesses and eliminations. See Note 17 for additional segment information.

Recent Accounting Pronouncements

New Accounting Standards Adopted

On November 19, 2020, the SEC issued Final Rule Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” (“SEC Rule 33-10890”), which amends certain sections of Regulation S-K to modernize, simplify, and enhance Management’s Discussion and Analysis (“MD&A”), streamline supplementary financial information and eliminate the requirement to provide certain selected financial data. Key changes include: (i) enhancement and clarification of the disclosure requirements for liquidity and capital resources; (ii) elimination of five years of Selected Financial Data; (iii) replacement of the current requirement for two years of quarterly tabular disclosure only when there are material retrospective changes; (iv) codification of prior SEC guidance on critical accounting estimates; (v) elimination of tabular disclosure of contractual obligations; and (vi) confirming amendments for foreign private issuers. SEC Rule 33-10890 was effective on February 10, 2021. Registrants are required to comply with the new rules beginning with the first fiscal year ending on or after August 9, 2021. Registrants may early adopt the amended rules at any time after the effective date (on an item-by-item basis), as long as they provide disclosure responsive to an amended item in its entirety. The Company updated its disclosures throughout this Annual Report on Form 10-K to comply with these amendments. Upon adoption of SEC Rule 33-10890, the Company no longer presents quarterly financial data in the accompanying Notes to Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity securities (Topic 321)” (“ASU 2020-01”), which clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments in ASU 2020-01 clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in ASU 2020-01 are effective for all entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2020-01 effective January 1, 2021. The adoption did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

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

New Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the potential impacts the adoption of ASU 2021-08 may have on its Consolidated Financial Statements upon its adoption as it relates to future acquisitions.

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain leases with variable payments. Under the ASU, a lessor would classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease under ASC 842 classification criteria and the lessor would have otherwise recognized a day one loss. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements upon its adoption effective on January 1, 2022.

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

Note 3: Acquisitions and Dispositions

2021 Acquisitions

Acquisition of The Hill

On August 20, 2021, pursuant to a merger agreement, Nexstar acquired 100% of the outstanding equity of News Communications, Inc. (“NCI”), then a Nevada corporation, for a total cash consideration of approximately $137.7 million, including working capital adjustments, funded by cash on hand. NCI is the owner of “The Hill,” an independent, political digital media platform. On August 27, 2021, NCI received approval for its conversion from a Nevada corporation to a Delaware corporation. This acquisition marks a continuation of Nexstar’s content-first strategy, focused primarily on news, designed to further leverage and monetize its expansive digital reach.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Assets acquired
Cash and cash equivalents	$7,728
Accounts receivable, net	8,151
Prepaid expenses and other current assets	345
Property and equipment	726
Goodwill	69,060
Other intangible assets	67,912
Other noncurrent assets	3,085
Total assets acquired	157,007
Accounts payable	(1,026)
Accrued expenses	(2,174)
Other current liabilities	(1,094)
Deferred tax liabilities	(12,617)
Other noncurrent liabilities	(2,402)
Total Purchase Price	$137,694

The fair value assigned to goodwill is attributable to operating expense reductions and revenue synergies. The carryover tax basis in goodwill, other intangible assets and property and equipment are deductible for tax purposes but are not significant. Other intangible assets are amortized over an estimated weighted average useful life of 6.7 years.

The net revenue of $21.9 million from the acquisition date to December 31, 2021 has been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. The operating income and transaction costs from the acquisition date to December 31, 2021 have also been included in the accompanying Consolidated Statements of Operations and Comprehensive Income but were not material.

2021 Common Control Transactions

On June 17, 2021, Mission acquired WNAC-TV, the Fox affiliate in the Providence, Rhode Island market, from Super Towers. Mission also assumed the existing LMA with Nexstar and granted Nexstar an option to purchase the station from Mission, subject to FCC consent. On May 24, 2021, Mission acquired the license assets of television station KGBT-TV serving the Harlingen-Weslaco-Brownsville-McAllen, Texas market from Sinclair. The total price for both transactions was $8.4 million in cash. On September 15, 2021, Nexstar acquired the license assets of KGBT-TV from Mission for the same price Mission paid Sinclair. Effective September 15, 2021, KGBT-TV is no longer a VIE and the JSA and SSA between Nexstar and Mission for the station were terminated.

On October 1, 2021, Nexstar acquired KJBO-LP, a low power television station in the Wichita Falls, Texas market, and KCPN-LP, a low power television station in the Amarillo, Texas market, from Mission. On the same date, Nexstar also acquired KSHV, a full power television station in the Shreveport, Louisiana market and KTPN-LD, a low power television station in the Tyler-Longview, Texas market, from White Knight. The television stations are affiliates of MNTV, and the total purchase price paid by Nexstar for these stations was nominal.

As Nexstar is the primary beneficiary of the television stations described in the transactions above (see Note 2 for discussion of variable interest entities), the purchases of stations between parties within the consolidated Nexstar group were deemed common control transactions in accordance with FASB ASC 805-50, “Business Combinations—Common Control Transactions.” Therefore, the acquirer in those transactions recorded the net assets at historical book values, rather than at estimated fair values. The excess of purchase price over carrying values of net assets was accounted for as a net reduction to equity in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. For financial reporting purposes, Nexstar continued to include the stations’ net assets and financial results at historical amounts for all periods presented in the accompanying Consolidated Financial Statements, except KGBT’s license assets were only included beginning on May 24, 2021 upon acquisition.

2020 Acquisitions and Dispositions

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

Other 2020 Nexstar Acquisitions

On September 17, 2020, Nexstar acquired WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair for $18.0 million in cash, funded by cash on hand. This acquisition allowed Nexstar’s entry into this market. Based on the purchase price allocation, the fair values of identifiable net assets acquired were $37.0 million which led to a bargain purchase gain of $19.0 million. The bargain purchase gain was recognized as a result of Sinclair’s motivation to sell the station to Nexstar as part of a resolution to settle a lawsuit between Tribune Media Company (“Tribune”), a subsidiary of Nexstar, and Sinclair. The bargain purchase gain, net of tax effects, was recorded as a measurement period adjustment to the Tribune acquisition and reduced goodwill in 2020.

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

On September 1, 2020, Mission acquired television stations KMSS serving the Shreveport, Louisiana market, KPEJ serving the Odessa, Texas market and KLJB serving the Quad Cities, Iowa/Illinois market from Marshall Broadcasting Group, Inc. (“Marshall”). The purchase price for the acquisition was $53.2 million, of which $49.0 million was applied against Mission’s existing loans receivable from Marshall on a dollar-for-dollar basis and the remaining $4.2 million in cash was funded by cash on hand. On September 1, 2020, Mission entered into SSAs with Nexstar for the stations. As discussed in Note 2, on July 1, 2021, Mission executed JSAs with Nexstar for stations KMSS, KPEJ and KLJB.

The 2020 acquisitions’ combined net revenue of $11.9 million and combined operating income of $2.6 million from the stations’ acquisition dates to December 31, 2020 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. Transaction costs related to the 2020 acquisitions, including legal and professional fees, were $7.8 million during the year ended December 31, 2020. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The fair values of the assets acquired and liabilities assumed from the above acquisitions in 2020 are as follows (in thousands):

	BestReviews	Other 2020 Nexstar Acquisitions	2020 Mission Acquisitions	Total
Assets acquired
Cash and cash equivalents	$794	$-	$2,099	$2,893
Accounts receivable, net	17,293	-	3,918	21,211
Prepaid expenses and other current assets	55	4,399	5,257	9,711
Property and equipment	32	21,426	23,482	44,940
FCC licenses	-	25,917	66,602	92,519
Network affiliation agreements	-	42,479	33,743	76,222
Goodwill	109,973	4,340	13,198	127,511
Other intangible assets	46,034	5,818	1,124	52,976
Other noncurrent assets	-	95	68,736	68,831
Total assets acquired	174,181	104,474	218,159	496,814
Less: Accounts payable	(4,627)	-	-	(4,627)
Broadcast rights payable	-	(4,091)	(7,150)	(11,241)
Accrued expenses and other current liabilities	(95)	(234)	(3,973)	(4,302)
Operating lease liabilities	-	-	(1,581)	(1,581)
Other noncurrent liabilities	-	-	(67,166)	(67,166)
Bargain purchase gain	-	(18,980)	-	(18,980)
Total Purchase Price	$169,459	$81,169	$138,289	$388,917

For BestReviews, the fair value assigned to goodwill is attributable to future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including non-binding relationships with suppliers, ecommerce partners and users of the BestReviews platform, as well as expected future cost and revenue synergies. For each acquired television station, the fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The entire goodwill and FCC licenses from the acquisitions are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 6 years. The other noncurrent assets acquired and the other noncurrent liabilities assumed primarily relate to operating right-of-use assets and lease liabilities associated with Mission’s acquisition of WPIX.

2020 Common Control Transactions

On November 16, 2020, Mission acquired KASY, KWBQ and KRWB from Tamer Media LLC (“Tamer”). KASY (an MNTV affiliate), KWBQ (a CW affiliate) and KRWB (a CW affiliate) are full power television stations serving the Albuquerque, New Mexico market. On November 23, 2020, Mission acquired WXXA, the Fox affiliate in the Albany, NY market, and WLAJ, the ABC affiliate in the Lansing, MI market, from Shield Media, LLC. In connection with these transactions, Mission assumed the stations’ existing JSAs and SSAs with Nexstar. Mission also granted Nexstar options to purchase the stations, subject to FCC consent. The total purchase price for these transactions was $22.6 million in cash, primarily representing Mission’s full repayment of WXXA’s and WLAJ’s outstanding term loans of $20.7 million. Mission funded the acquisitions through a combination of borrowings from its revolving credit facility and cash on hand.

As Nexstar is the primary beneficiary of the television stations described above, the purchase transactions between parties within the consolidated Nexstar group were deemed common control transactions in accordance with FASB ASC 805-50, “Business Combinations—Common Control Transactions.” Therefore, the acquirer in those transactions recorded the net assets at historical book values, rather than at estimated fair values. The excess of purchase price over carrying values of net assets was accounted for as a reduction to retained earnings in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. For financial reporting purposes, Nexstar continued to consolidate the stations’ net assets and financial results at their historical amounts for all periods presented in the accompanying Consolidated Financial Statements. In accordance with the change in reporting entity, Shield's repayment of its outstanding term loans in November 2020 were included in the caption “Repayments of long-term debt” under financing activities in the accompanying Consolidated Statements of Cash Flows, as if Mission was the debtor of such loans as of the earliest period presented.

2020 Nexstar Dispositions

On January 14, 2020, Nexstar sold its sports betting information website business to Star Enterprises Ltd., a subsidiary of Alto Holdings, Ltd., for a net cash consideration of $12.9 million. On March 2, 2020, Nexstar completed the sale of Fox affiliate television station KCPQ and MNTV affiliate television station KZJO in the Seattle, WA market, as well as Fox affiliate television station WITI in the Milwaukee, WI market, to Fox for approximately $349.9 million in cash, including working capital adjustments. These transactions resulted in a $7.0 million total net gain from disposals. The proceeds from the sale of the stations were partially used to prepay a portion of Nexstar’s term loans in 2020.

The net gain that resulted from divestitures was recorded in the Gain on disposal of stations and entities, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

2019 Acquisitions and Dispositions

Merger with Tribune

On September 19, 2019 (the “Closing Date”), Tribune, a Delaware corporation, became a wholly owned subsidiary of Nexstar as a result of the merger of Titan Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Nexstar (“Merger Sub”), with and into Tribune (the “Merger”). The Merger was effected pursuant to a merger agreement by and among Nexstar, Merger Sub and Tribune. The Merger created the nation’s largest pure-play local broadcast television and digital company, with national coverage and reach to approximately 39% of U.S. television households (applying the FCC’s UHF discount). As a result of the Merger, Nexstar acquired 31 full power stations and one AM radio station in 23 markets (net of divestitures of 13 Tribune full power television stations in 11 markets). Nexstar also acquired WGN America, a national general entertainment cable network, which it subsequently reprogrammed and rebranded as NewsNation, a 31.3% ownership stake in TV Food Network and a portfolio of real estate assets.

The full power television stations and the radio station acquired by Nexstar as a result of the Merger, net of divestitures, are as follows:

Market	Full Power Stations	Primary Affiliation
Los Angeles, CA	KTLA	The CW
Chicago, IL	WGN-TV	Independent
Chicago, IL	WGN(AM)	Independent
Philadelphia, PA	WPHL	MNTV
Dallas, TX	KDAF	The CW
Washington, DC	WDCW	The CW
Houston, TX	KIAH	The CW
Seattle, WA	KCPQ	FOX
Seattle, WA	KZJO	MNTV
Denver, CO	KDVR	FOX
Denver, CO	KWGN	The CW
Fort Collins, CO	KFCT	FOX
Cleveland, OH	WJW	FOX
Sacramento, CA	KTXL	FOX
Portland, OR	KRCW	The CW
St. Louis, MO	KTVI	FOX
St. Louis, MO	KPLR	The CW
Indianapolis, IN	WXIN	FOX
Kokomo, IN	WTTK	CBS
Indianapolis, IN	WTTV	CBS
San Diego, CA	KSWB	FOX
Kansas City, MO	WDAF	FOX
Milwaukee, WI	WITI	FOX
Oklahoma City, OK	KFOR	NBC
Oklahoma City, OK	KAUT	Independent
High Point, NC	WGHP	FOX
New Orleans, LA	WGNO	ABC
New Orleans, LA	WNOL	The CW
Memphis, TN	WREG	CBS
Des Moines, IA	WHO	NBC
Huntsville, AL	WHNT	CBS
Eureka Springs, AR	KXNW	MNTV

The following table summarizes the components of the total consideration paid upon closing of the Merger (in thousands):

Cash consideration and related taxes	$4,197,198
Warrants replacement awards	1,008
Repayment of Tribune debt, including premium and accrued interest	2,988,833
Gross purchase price	7,187,039
Less: Gross selling price of Tribune Divestitures, including working capital adjustments	(1,007,745)
Net purchase price	$6,179,294

Substantially concurrently with the Merger, Nexstar completed the sale of the assets of 21 full power television stations in 16 markets to TEGNA, Inc., E.W. Scripps Company and Circle City Broadcasting I, Inc. The total consideration of these divestitures was approximately $1.36 billion (inclusive of working capital adjustments). These divestitures were previously agreed upon by Nexstar and Tribune to comply with the FCC’s local television ownership rule and the FCC’s national ownership cap and to facilitate Department of Justice (“DOJ”) approval of the Merger. Eight of the divested television stations were previously owned by Nexstar and were sold for an estimated $358.6 million in cash, including working capital adjustments (the “Nexstar Divestitures”). Nexstar recognized a $105.9 million gain on the Nexstar Divestitures. The other 13 television stations, which were previously owned or operated by Tribune, were sold for an estimated $1.008 billion in cash, including working capital adjustments (the “Tribune Divestitures”). Nexstar recognized a $9.8 million loss on disposal on the Tribune Divestitures, representing selling costs incurred with their disposition. The net gain that resulted from the Nexstar Divestitures and the Tribune Divestitures was recorded in the Gain on disposal of stations and business units, net in the Consolidated Statements of Operations and Comprehensive Income.

The cash consideration, the repayment of then-existing indebtedness of Tribune and the related fees and expenses were funded through a combination of proceeds from station divestitures, proceeds from the $1.120 billion 5.625% senior unsecured notes due 2027 (“5.625% Notes due 2027”) (see Note 8), Term Loan A and Term Loan B borrowings at the Closing Date and cash on hand of Nexstar and Tribune.

Tribune’s net revenue of $471.6 million and operating income of $78.4 million from September 19, 2019 to December 31, 2019 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $3.4 million and $54.5 million, were expensed as incurred during the years ended December 31, 2020 and 2019, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Unaudited Pro Forma Information

Other than the Tribune acquisition and related divestitures completed in 2019, the acquisitions and dispositions during 2021, 2020, and 2019 are not significant for pro forma financial information reporting purposes, both individually and in aggregate. Therefore, pro forma financial information has not been provided for those transactions.

The following unaudited pro forma financial information has been presented for the periods indicated as if Nexstar’s acquisition of Tribune and the related divestitures had occurred on January 1, 2018 (in thousands):

Year Ended
December 31, 2019
Net revenue	$4,023,138
Income before income taxes	429,784
Net income	300,711
Net income attributable to Nexstar	295,061

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

Note 4: Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2021	2020
Buildings and improvements	39	$381,911	$361,075
Land	N/A	476,574	539,008
Leasehold improvements	term of lease	81,907	67,376
Studio and transmission equipment	5-15	1,014,003	922,948
Computer equipment	3-5	150,976	152,861
Furniture and fixtures	7	27,702	25,946
Vehicles	5	58,303	54,318
Construction in progress	N/A	59,160	100,573
		2,250,536	2,224,105
Less: accumulated depreciation and amortization		(738,066)	(619,224)
Property and equipment, net		$1,512,470	$1,604,881

In the fourth quarter of 2021, certain real estate property (land) was reclassified to assets held for sale (see Note 2 for additional information).

Note 5: Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2021			2020
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125,147	$(1,064,964)	$2,060,183	$3,125,320	$(875,037)	$2,250,283
Other definite-lived intangible assets	1-20	1,045,076	(388,126)	656,950	1,012,797	(323,879)	688,918
Other intangible assets		$4,170,223	$(1,453,090)	$2,717,133	$4,138,117	$(1,198,916)	$2,939,201

The decrease in other definite-lived intangible assets was primarily due to amortization, partially offset by the current year acquisition of The Hill (see Note 3) and other purchases.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2021 (in thousands):

2022	$298,552
2023	292,564
2024	291,230
2025	286,966
2026	262,434
Thereafter	1,285,387
$2,717,133

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2020	$3,116,302	$(132,294)	$2,984,008	$2,957,114	$(47,410)	$2,909,704
Current year acquisitions (See Note 3)	69,060	-	69,060	1,300	-	1,300
Current year divestitures	(42,475)	42,475	-	-	-	-
Measurement period adjustments	(1,407)	-	(1,407)	(753)	-	(753)
Balances as of December 31, 2021	$3,141,480	$(89,819)	$3,051,661	$2,957,661	$(47,410)	$2,910,251

In January 2021, Nexstar sold certain of its digital businesses’ assets for a nominal price. As such, the gross amount of goodwill of $42.5 million and related accumulated impairment for the same amount were written off. The resulting gain from this disposition was not material.

As discussed in Note 2, the Company has one aggregated television stations reporting unit, one cable network reporting unit, and two digital reporting units for purposes of annual goodwill impairment review as of December 31, 2021. The Company’s annual impairment review of FCC licenses is performed at the station market level. Management conducts an impairment test annually in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill or FCC licenses might be impaired.

In the fourth quarter of 2021, using the qualitative impairment test, the Company performed its annual impairment assessment on goodwill attributable to its aggregated television stations reporting unit, cable network reporting unit and one digital business reporting unit. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that each reporting unit’s fair value would sufficiently exceed the related carrying amount. Thus, no impairment was recorded on these reporting units. For the remaining digital reporting unit with a goodwill balance of $110.0 million, representing approximately 4% of the consolidated carrying amount, the Company elected to perform a quantitative impairment test due to actual and projected decreases in operating profit and cash flows. The Company’s assessment indicated that the reporting unit’s fair value exceeded the carrying amount by over 10%, and therefore no goodwill impairment was identified.

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

In the fourth quarter of 2021, the Company also performed its annual impairment test on FCC licenses for each station market using the qualitative impairment test. The Company concluded that it was more likely than not that their fair values exceeded the respective carrying amounts. Thus, no impairment was recorded.

The Company also performed qualitative tests and determined there were no impairment triggering events on its finite-lived intangible assets and other long-lived assets. Further, based on the estimate of undiscounted future pre-tax cash flows expected to result from the use of such assets, the Company determined that the carrying amounts are recoverable as of December 31, 2021. No other events or circumstances were noted in 2021 that would indicate impairment.

Note 6: Investments

Investments in the Company’s Consolidated Balance Sheets as of December 31 consisted of the following (in thousands):

	2021	2020
Equity method investments	$1,208,871	$1,321,715
Other equity investments	9,920	12,063
Total investments	$1,218,791	$1,333,778

Equity Method Investments

During the years ended December 31, 2021, 2020 and 2019, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

Income from equity method investments, net reported in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31 consisted of the following (in thousands):

	2021	2020	2019
Income on equity investments, net, before amortization of basis difference	$250,336	$217,913	$63,107
Amortization of basis difference	(125,756)	(147,759)	(45,182)
Income on equity investments, net	$124,580	$70,154	$17,925

At acquisition date, the Company measured its estimated share of the differences between the estimated fair values and carrying values (the “basis difference”) of the investees’ tangible assets and amortizable intangible assets had the fair value of the investments been allocated to the identifiable assets of the investees in accordance with ASC Topic 805, “Business Combinations.” Additionally, the Company measured its estimated share of the basis difference attributable to investees’ goodwill. The Company amortizes its share of the basis differences attributable to tangible assets and intangible long-lived assets of investees, including TV Food Network, and records the amortization (the “amortization of basis difference”) as a reduction of income from equity method investments, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. The Company’s share in these basis differences and related amortization is primarily attributable to its investment in TV Food Network (discussed in more detail below).

There were no significant other-than-temporary impairment ("OTTI") during the year ended December 31, 2021.

Investment in TV Food Network

Nexstar acquired its 31.3% equity investment in TV Food Network through its acquisition of Tribune on September 19, 2019 (see Note 3). Nexstar’s partner in TV Food Network is Discovery, Inc. (“Discovery”), which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership.

TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems and via Discovery's streaming platform, Discovery+.

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

As of December 31, 2021, Nexstar’s investment in TV Food Network had a book value of $1.191 billion, compared to $1.302 billion as of December 31, 2020.

As of December 31, 2021, Nexstar had a remaining share in amortizable basis difference of $536.1 million related to its investment in TV Food Network. This amortizable basis difference had a weighted average useful life of approximately 4 years as of this date. As of December 31, 2020, Nexstar had a remaining share in amortizable basis difference of $661.3 million related to its investment in TV Food Network. During 2021, there was no change in Nexstar’s share in the basis difference related to the investee’s goodwill.

Nexstar received cash distributions from TV Food Network totaling $239.5 million, $223.3 million and $14.8 million in 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, Nexstar recorded its share in TV Food Network’s net income of $253.4 million, $220.3 million and $65.2 million, respectively, less amortization of basis difference (expense) related to this investment of $125.2 million, $147.2 million and $44.7 million, respectively.

Summarized financial information for TV Food Network is as follows (in thousands):

	Year Ended	Year Ended	September 19, 2019 to
	December 31, 2021	December 31, 2020	December 31, 2019
Net revenue	$1,339,722	$1,286,567	$369,014
Costs and expenses	536,791	591,590	163,657
Income from operations	802,931	694,977	205,357
Net income	810,220	704,016	208,487
Net income attributable to Nexstar Media Group, Inc.	253,551	220,315	65,244

	As of December 31
	2021	2020
Current assets	$861,464	$841,805
Noncurrent assets	409,296	364,668
Current liabilities	133,168	114,172
Noncurrent liabilities	365	293

Note 7: Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in thousands):

	2021	2020
Compensation and related taxes	$120,176	$104,133
Interest payable	62,356	67,885
Network affiliation fees	45,907	34,948
Other	87,507	100,226
	$315,946	$307,192

Note 8: Debt

Long-term debt consisted of the following, as of December 31 (dollars in thousands):

	2021	2020
Nexstar
Term Loan A, due October 26, 2023	$485,400	$485,400
Team Loan A, due September 19, 2024	604,421	625,850
Term Loan B, due January 17, 2024	594,992	874,992
Term Loan B, due September 18, 2026	2,644,315	2,644,315
5.625% Notes, due July 15, 2027	1,785,000	1,785,000
4.75% Notes, due November 1, 2028	1,000,000	1,000,000
Mission
Term Loan B, due June 3, 2028	299,250	-
Revolving loans, due October 26, 2023	61,500	327,000
Total outstanding principal	7,474,878	7,742,557
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2023	(1,046)	(1,584)
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2024	(5,065)	(7,102)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2024	(5,639)	(12,136)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2026	(42,848)	(50,644)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes due 2027	5,215	5,997
Less: unamortized financing costs and discount - Nexstar 4.75% Notes due 2028	(8,109)	(9,085)
Less: unamortized financing costs and discount - Mission Term Loan B due 2028	(2,260)	-
Total outstanding debt	7,415,126	7,668,003
Less: current portion	(47,170)	(21,429)
Long-term debt, net of current portion	$7,367,956	$7,646,574

Nexstar Senior Secured Credit Facility

During the year ended December 31, 2021, Nexstar paid the following term loans, funded by cash on hand:

•
$280.0 million in prepayments of Term Loan B due 2024, and
•
$21.4 million scheduled principal maturities of Term Loan A due 2024.

In August 2021, Nexstar borrowed $20.0 million under its revolving credit facility. In September 2021, Nexstar repaid in full the $20.0 million outstanding debt under its revolving credit facility, funded by cash on hand.

Interest rates are selected at Nexstar’s option and the applicable margin is adjusted quarterly as defined in Nexstar’s amended credit agreement. Interest is payable periodically based on the type of interest rate selected. As of December 31, the interest rates were:

•
1.60% and 1.89% in 2021 and 2020, respectively, for Term Loan A due 2023,
•
1.60% and 1.89% in 2021 and 2020, respectively, for Term Loan A due 2024,
•
2.35% and 2.39% in 2021 and 2020, respectively, for Term Loan B due 2024, and
•
2.60% and 2.89% in 2021 and 2020, respectively, for Term Loan B due 2026.

Mission Senior Secured Credit Facility

On June 3, 2021, Mission, a VIE consolidated by Nexstar, amended its senior secured credit facility. The amendment provides for a $300.0 million Term Loan B borrowing, issued at 99.50%, maturing on June 3, 2028 (“Term Loan B, due June 3, 2028”), with quarterly principal installment payments of $750 thousand beginning on October 1, 2021 through April 1, 2028, with the remaining principal balance of $279.8 million payable on the maturity date. The Term Loan B, due June 3, 2028 bears interest at the LIBOR rate of 2.50%, with a 0.00% LIBOR floor. The net proceeds from the Term Loan B, due June 2028 were used to pay down $268.0 million of Mission’s outstanding loans under its existing revolving credit facility, pay fees to Nexstar under the SSAs between Nexstar and Mission and for Mission’s general corporate purposes. Concurrently with the closing of Mission’s Term Loan B, due June 3, 2028, Mission reallocated $255.0 million of its unused revolving credit facility to Nexstar.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate on Mission’s Term Loan B was 2.60% as of December 31, 2021. The interest rates on Mission’s revolving credit facility were 1.60% and 2.39% as of December 31, 2021 and 2020, respectively.

5.625% Notes due 2027

On July 3, 2019, Nexstar completed the sale and issuance of $1.120 billion 5.625% senior unsecured notes due 2027 (the “5.625% Notes due 2027”) at par. The gross proceeds of the 5.625% Notes due 2027 were initially deposited into a segregated escrow account. The escrow account was subsequently released on September 19, 2019 to Nexstar to partially fund the acquisition of Tribune through a merger (see Note 3).

On November 22, 2019, Nexstar completed the issuance and sale of $665.0 million aggregate principal amount of additional 5.625% Notes due 2027. These additional notes were issued at a price of 104.875%, resulting in a debt premium of $27.4 million after giving effect to fees and expenses related thereto. These additional notes are treated as a single series with the 5.625% Notes due 2027 issued on July 3, 2019. The net proceeds from this issuance were used to redeem the $400.0 million 5.875% senior unsecured notes at 101.469% and $275.0 million 6.125% senior unsecured notes at 101.531% plus accrued and unpaid interest.

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

4.75% Notes due 2028

On September 25, 2020, Nexstar completed the sale and issuance of $1.0 billion 4.75% senior unsecured notes due 2028 (“4.75% Notes due 2028”) at par. The 4.75% Notes due 2028 were issued under an indenture dated as of September 25, 2020 (“4.75% Notes due 2028 Indenture”). The net proceeds from the issuance of the 4.75% Notes due 2028 were used to redeem the $900.0 million 5.625% senior unsecured notes in full and pay related premiums equal to 102.813% of the principal amount, accrued interest and fees and expenses. The remainder of the proceeds was used for general corporate purposes.

In 2020, Nexstar recorded $9.3 million in legal, professional, and underwriting fees related to the issuance of the 4.75% Notes due 2028. These financing costs are being amortized using the effective interest method over the term of the debt.

Interest on the 4.75% Notes due 2028 is payable semiannually in arrears on May 1 and November 1 of each year. The 4.75% Notes due 2028 are guaranteed by Nexstar, Mission and certain of Nexstar’s and Mission’s existing and future restricted subsidiaries, subject to certain customary release provisions.

The 4.75% Notes due 2028 are senior unsecured obligations of Nexstar and the guarantors, rank equal in right of payment with our and the guarantors’ existing and future senior indebtedness, including Nexstar’s 5.625% Notes due 2027, its term loans and its revolving credit facilities, but effectively junior to our and the guarantors’ secured debt, including the term loans and revolving credit facilities, to the extent of the value of the assets securing such debt.

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

Unused Commitments and Borrowing Availability

The Company had $349.7 million and $13.5 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which was available for borrowing, based on the covenant calculations as of December 31, 2021. The Company’s ability to access funds under the senior secured credit facility depends, in part, on its compliance with certain financial covenants. As of December 31, 2021, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses and the other assets of consolidated VIEs unavailable to creditors of Nexstar (see Note 2). Nexstar guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of their default. Mission is a guarantor of Nexstar’s senior secured credit facility, Nexstar’s 5.625% Notes due 2027 and Nexstar’s 4.75% Notes due 2028.

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2022 and 2031, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2021, the Company was in compliance with its financial covenants.

Debt Maturities

The scheduled principal maturities of the Company’s debt as of December 31, 2021 are summarized as follows (in thousands):

2022	$47,170
2023	617,400
2024	1,090,743
2025	3,000
2026	2,647,315
Thereafter	3,069,250
$7,474,878

Note 9: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one month to 93 years, some of which may include options to extend the leases from three months to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of December 31, 2021 were not material. Finance lease contracts as of December 31, 2021 were also not material.

The following table presents lease assets and liabilities and related information as of December 31 (in thousands):

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$288,337	$282,834
Current lease liabilities	Operating lease liabilities	42,843	35,850
Noncurrent lease liabilities	Other noncurrent liabilities	237,911	234,208

Weighted Average Remaining Lease Term
Operating leases		8 years	8.7 years
Weighted Average Discount Rate
Operating leases		5.1%	5.4%

In 2021, the increases in operating lease ROU assets and lease liabilities were attributable to the acquisition of The Hill (see Note 3), various extensions of existing leases and new leases.

Operating lease expenses for the year ended December 31, 2021 were $57.0 million, of which $27.1 million and $30.0 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

Cash paid for operating leases included in the operating cash flows were $51.6 million, $47.0 million and $16.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$55,966
2023	53,615
2024	49,877
2025	37,408
2026	30,887
Thereafter	124,957
Total future minimum lease payments	352,710
Less: imputed interest	(71,956)
Total	$280,754

Note 10: Retirement and Postretirement Plans

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. As of December 31, 2021, the combined pension benefit obligations for these qualified retirement plans were $2,205 million, which were substantially funded by combined plan assets of $2,152 million, or approximately 98% funded (underfunded by $53 million). All these retirement plans are frozen in terms of pay and service, except for a small plan representing $40.5 million of the total pension benefit obligations.

The remaining pension obligations of $52.0 million relate to non-contributory unfunded supplemental executive retirement and ERISA Excess plans for which Nexstar’s policy is to fund the benefits as claims and premiums are paid. Nexstar also has various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees.

Nexstar uses a December 31 measurement date for its pension and other postretirement benefit plans (“OPEB”). The overfunded or underfunded status of these pension and other postretirement plans is recognized as an asset or liability in the accompanying Consolidated Balance Sheets. The changes in the funded status are recorded in the year in which changes occur through comprehensive income (loss). The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation.

As of and for the years ended December 31, the following table provides a reconciliation of the plans’ benefit obligations, plan assets and funded status, along with the related amounts that are recognized in the Consolidated Balance Sheets (in thousands):

	Pension Benefits		OPEB
	2021	2020	2021	2020
Change in benefit obligations
Benefit obligations at beginning of period	$2,553,496	$2,519,881	$29,611	$29,011
Service cost	1,130	962	31	12
Interest cost	40,223	63,577	369	681
Participant contributions	-	-	-	4
Plan amendments	-	1,978	-	-
Actuarial (gain) loss	(82,917)	200,585	(1,071)	1,133
ESOP transfer	2,667	3,310	-	-
Benefit payments	(257,472)	(236,797)	(1,692)	(1,230)
Benefit obligations at end of period	$2,257,127	$2,553,496	$27,248	$29,611
Change in plan assets
Fair value of plan assets at beginning of period	$2,221,793	$2,077,006	$-	$-
Actual return on plan assets	181,254	333,578	-	-
Employer contributions	4,175	44,696	1,692	1,226
Participant contributions	-	-	-	4
ESOP transfer	2,667	3,310	-	-
Benefit payments	(257,472)	(236,797)	(1,692)	(1,230)
Fair value of plan assets at end of period	$2,152,417	$2,221,793	$-	$-
Amounts recognized in Consolidated Balance Sheets
Current liabilities	$(4,030)	$(4,126)	$(2,851)	$(2,931)
Noncurrent liabilities	(100,680)	(327,578)	(24,397)	(26,680)
Funded status	$(104,710)	$(331,704)	$(27,248)	$(29,611)

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law. The ARPA includes changes to the employer funding requirements for single-employer pension plans and is designed to reduce the amounts of required contributions as a relief. The ARPA also includes multi-employer pension plan funding relief but had no significant impact on Nexstar. The two key aspects of the ARPA funding relief for single-employer plans are extended amortization of funding shortfalls and extended funding interest rate stabilization. The interest rate relief under ARPA eliminated the plans’ funding shortfalls for the 2020 and 2021 plan years and eliminated cash funding requirements for fiscal 2021. Under this relief, Nexstar currently expects no required contribution to its qualified pension benefit plans in 2022.

On October 29, 2021, Nexstar completed the purchase of an annuity contract for certain participants of one of the Tribune defined benefit pension plans. Pursuant to this agreement, $116.9 million of funds from the pension plan assets were transferred to an insurance company (included in change in plan assets table above under benefit payments line). Concurrently, an irrevocable transfer of pension plan obligations estimated at $117.5 million was also assumed by the same insurance company (included in change in benefit obligations table above under benefit payments line). Nexstar recognized an immediate gain of $12.5 million in 2021 related to this settlement, which is included in the pension and other postretirement plans credit, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Nexstar’s pension benefit plans were underfunded as of December 31 with accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows (in thousands):

	2021	2020
Benefit obligations	$2,257,127	$2,553,496
Accumulated benefit obligations	2,257,127	2,553,496
Fair value of plan assets	2,152,417	2,221,793

The plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits			OPEB
	2021	2020	2019	2021	2020	2019
Discount rate	2.69% - 2.70%	2.15% - 2.29%	3.08% - 3.09%	1.99% - 2.59%	1.42% - 2.04%	2.53% - 3.00%
Compensation increase rate	-	-	-	2.00%	2.00%	2.00%

The increase in the discount rates from December 31, 2020 to December 31, 2021 decreased the projected benefit obligations of qualified defined benefit pension plans by approximately $84.9 million at December 31, 2021. Additionally, the updated mortality projection scale decreased the plans’ projected pension obligation by approximately $4.4 million at December 31, 2021. The decreases were partially offset by an approximately $8.7 million increase in pension obligation due to the updated census information and a change to the assumed commencement age and optional form elections for deferred vested participants.

The decrease in the discount rates from December 31, 2019 to December 31, 2020 increased the projected benefit obligations of qualified defined benefit pension plans by approximately $211.9 million at December 31, 2020. Additionally, the updated census information increased the plans’ projected pension obligation by approximately $8.7 million at December 31, 2020. The increases were partially offset by an approximately $21.4 million decrease in pension obligation due to the updated mortality projection scale, cash balance interest crediting assumption and optional form conversion basis in 2020.

Net Periodic Benefit Cost (Credit)

The following tables provide the components of net periodic benefit cost (credit) for the plans for the years ended December 31, (in thousands):

	Pension Benefits			OPEB
	2021	2020	2019	2021	2020	2019
Service cost	$1,130	$962	$271	$31	$12	$12
Interest cost	40,223	63,577	31,167	369	681	806
Expected return on plan assets	(110,963)	(108,836)	(47,575)	-	-	-
Amortization of prior service costs	167	-	-	(46)	(46)	-
Amortization of net (gain) loss	1,189	30	-	725	162	(10)
Settlement gain recognized	(12,464)	(1,591)	-	-	-	-
Net periodic benefit cost (credit)	$(80,718)	$(45,858)	$(16,137)	$1,079	$809	$808

The Company anticipates recording an aggregate net periodic benefit credit of $42.3 million for its pension and other benefits in 2022, as the expected return on plan assets exceeds estimated interest cost.

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits			OPEB
	2021	2020	2019	2021	2020	2019
Discount rate	2.16% - 2.29%	3.08%	3.12% - 4.13%	1.39% - 2.06%	2.52% - 2.94%	2.57% - 4.06%
Expected return on plan assets	5.15% - 5.90%	5.45% - 5.75%	5.55% - 6.25%	-	-	-
Compensation increase rate	-	-	-	2.00%	2.00%	2.00%
Cash balance interest crediting rate	2.20% - 2.50%	1.93% - 2.20%	2.50% - 3.20%	-	-	-

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

For purposes of measuring the related postretirement health care costs for 2021, we assumed a 5.57% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.00% for 2025 and remain at that level thereafter. For purposes of measuring the related postretirement health care obligations at December 31, 2021, we assumed a 6.25% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.50% for 2030 and remain at that level thereafter.

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans prior to any deferred tax effects (in thousands):

	Pension Benefits	OPEB
December 31, 2018	$(19,341)	$38
Actuarial (loss) gain	47,862	(1,924)
December 31, 2019	$28,521	(1,886)
Prior service cost	(1,978)	-
Actuarial gain (loss)	22,608	(1,011)
December 31, 2020	$49,151	$(2,897)
Prior service (cost) credit	167	(46)
Actuarial gain	141,933	1,796
December 31, 2021	$191,251	$(1,147)

The asset allocation for Nexstar’s funded retirement plans at the end of 2021, and the asset allocation range for 2022, by asset category, are as follows:

	Asset Allocation	Percentage of Plan Assets at Year End
Asset category:	2022	2021
Equity securities	20% - 40%	39%
Fixed income securities	60% - 80%	53%
Other	-	8%
Total		100%

As the plan sponsor of the funded retirement plans, Nexstar’s investment strategy is to achieve a rate of return on the plans’ assets that, over the long-term, will fund the plans’ benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plans’ returns is the asset allocation policy. The investment policies for plan assets provides ranges for the plans’ long-term asset mix, as follows:

•
For plan assets with a total fair value of $1,751 million as of December 31, 2021, the investment policy ranges are 12-32% U.S. equity, 0-17% non-U.S. equity, 0-10% emerging market equity, 0-18% global equity, 0%-18% opportunistic sub-asset classes, 40%-60% fixed income and 0-5% cash.

•
For plan assets with a total fair value of $401.3 million as of December 31, 2021, the investment policy ranges are 3-23% U.S. equity, 0-13% non-U.S. equity, 0-12% emerging market equity, 0-17% global low volatility equity, 0%-15% opportunistic sub-asset classes, 60%-80% fixed income and 0-10% cash.

Nexstar also reviews the plans’ overall asset allocation to determine the proper balance of securities by market capitalization, value or growth, U.S., international or global or the addition of other asset classes.

The investment policies are reviewed frequently and administered by an investment consultant. Periodically, Nexstar evaluates each investment with the investment consultant to determine if the overall portfolio has performed satisfactorily when compared to the defined objectives, similarly invested portfolios and specific market indices.

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

The following table sets forth, by asset category, Nexstar’s pension plan assets as of December 31, 2021 and 2020, using the fair value hierarchy established under ASC Topic 820 as described in Note 11. The fair value hierarchy in the tables excludes certain investments which are valued using net asset value (“NAV”) as a practical expedient (in thousands):

	Pension Plan Assets as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$8,987	$-	$-	$8,987
Common collective trusts	-	16,664	-	16,664
Other	2,106	-	-	2,106
Pooled separate account	-	7,893	-	7,893
Total pension plan assets measured at fair value	$11,093	$24,557	$-	35,650
Pension plan assets measured at NAV as a practical expedient				2,111,182
Pension plan assets measured at contract value:
Insurance contracts				5,585
Total pension plan assets				$2,152,417

	Pension Plan Assets as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$9,656	$-	$-	$9,656
Common collective trusts	-	16,934	-	16,934
Fixed income	-	-	-	-
Other	1,767	-	-	1,767
Pooled separate account	-	8,545	-	8,545
Total pension plan assets measured at fair value	$11,423	$25,479	$-	36,902
Pension plan assets measured at NAV as a practical expedient				2,179,293
Pension plan assets measured at contract value:
Insurance contracts				5,598
Total pension plan assets				$2,221,793

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

Certain common/collective trusts, investment companies and real estate that are measured at fair value using the NAV per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

The pooled separate account represents an insurance contract under which plan assets are administered through pooled funds.
The PSA portfolio includes investments in money market instruments, government and corporate bonds and notes. The PSA is valued daily based on the market value of the underlying net assets in the separate account. The majority of the underlying net assets have observable Level 1 and/or 2 quoted pricing inputs which are used to determine the unit value of the PSA which is not publicly quoted and therefore classified as Level 2 of the fair value hierarchy.

Expected Cash Flows

The following table includes amounts that are expected to be contributed to the plans by Nexstar, in thousands. It additionally reflects benefit payments that are made from the plans’ assets as well as those made directly from Nexstar’s assets, and it includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect Nexstar’s best estimate given its current knowledge including the impact of recent pension funding relief legislation. Actual amounts could be materially different.

	Pension Benefits	OPEB
Employer Contributions
2022 to participant benefits	$4,030	$2,872
Expected Benefit Payments
2022	142,078	2,872
2023	141,554	2,621
2024	142,131	2,403
2025	141,532	2,281
2026	140,937	2,158
2027-2031	675,352	8,767

Defined Contribution Plans

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all Company employees who meet the minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the 401(k) Plans may be made at the discretion of management of the Company. During the years ended December 31, 2021, 2020 and 2019, Nexstar contributed $16.2 million, $14.9 million and $12.1 million, respectively, to the 401(k) Plans.

The Company has a Supplemental Income Deferral Plan for which certain employees, including executive officers, are eligible. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under the ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company for these plans for 2021 are immaterial.

Note 11: Fair Value Measurements

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short term nature.

As of December 31, the estimated fair values and carrying amounts of the Company’s long-term debt which are not measured at fair value on a recurring basis were as follows (dollars in thousands):

	2021		2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A due 2023(1)	$484,354	$483,751	$483,816	$480,373
Team Loan A due 2024(1)	599,356	601,964	618,748	619,619
Term Loan B due 2024(1)	589,353	593,454	862,856	865,311
Term Loan B due 2026(1)	2,601,467	2,638,471	2,593,671	2,601,619
5.625% Notes due 2027(2)	1,790,215	1,880,373	1,790,997	1,912,181
4.75% Notes due 2028(2)	991,891	1,022,310	990,915	1,040,000
Mission
Term Loan B due 2028(1)	296,990	299,742	-	-
Revolving loans due 2023(1)	61,500	61,252	327,000	323,517

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

During the year ended December 31, 2021, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 5 and 6 for additional information.

Certain investments held in the pension and other post retirement plans have been valued using net asset value (“NAV”) as a practical expedient for fair value. In accordance with ASC 820, investments measured at NAV are excluded from the fair value hierarchy. See Note 10 for fair value disclosures related to retirement and postretirement plans.

Note 12: Common Stock

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

On January 27, 2021, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.0 billion of its Class A common stock, increasing the Company’s share repurchase authorization to a total capacity of $1.175 billion when combined with the remaining available amount under its prior authorization and before reduction for any repurchases in 2021. During 2021, Nexstar repurchased a total of 3,575,568 shares of Class A common stock for $536.7 million, funded by cash on hand. In 2020, Nexstar repurchased a total of 3,085,745 shares of Class A common stock for $281.8 million, funded by cash on hand. In 2019, Nexstar repurchased a total of 439,743 shares of Class A common stock for $45.1 million, funded by cash on hand. As of December 31, 2021, the remaining available amount under the share repurchase authorization was $638.2 million. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

During the years ended December 31, 2021, 2020 and 2019, 1,076,169 shares, 592,785 shares and 563,285 shares, respectively, of Class A common stock were reissued from treasury, net of any shares withheld to cover participant taxes and to fulfill stock option exercises and vesting of restricted stock units.

For transactions and events involving the Company’s common stock after December 31, 2021, refer to Note 19.

Note 13: Stock-Based Compensation

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

The Company recognized stock-based compensation expense of $46.7 million, $48.3 million and $38.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, all attributable to RSUs and PSUs. In 2021, 2020 and 2019, there was no stock-based compensation attributable to stock options. As of December 31, 2021, there was $83.4 million of total unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.5 years. There is no remaining unrecognized compensation cost related to stock options.

Stock-Based Compensation Plans

As of December 31, 2021, Nexstar has three stock-based compensation plans that provide for the granting of stock options, stock appreciation rights, RSUs and PSUs to directors, employees or consultants of Nexstar: the 2019 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 5, 2019 (the “2019 Plan”), the 2015 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 11, 2015 (the “2015 Plan”) and the 2012 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on September 26, 2012 (the “2012 Plan”). A maximum of 3,100,000 shares, 2,500,000 shares and 1,500,000 shares of Nexstar’s Class A common stock can be issued under the 2019 Plan, 2015 Plan and 2012 Plan, respectively. No new awards are granted under equity incentive plans prior to these plans but any unissued available shares can be issued under the 2012 Plan.

At December 31, 2021, 2,450,275 shares remained available for future grants, of which 2,420,317 shares and 29,958 shares were available under the 2019 Plan and the 2015 Plan, respectively. No remaining shares were available under the 2012 Plan. Nexstar utilizes any available treasury stock or issues new shares of its Class A common stock when options are exercised or restricted stock units vest.

Stock Options

Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant. As of December 31, 2021, all outstanding options are fully vested and expire ten years from the date of grant. Except as otherwise determined by the compensation committee or with respect to the termination of a participant’s services in certain circumstances, including a change of control, no option may be exercised within six months of the date of the grant. Upon the employee’s termination, all nonvested options are forfeited immediately and any unexercised vested options are cancelled from 30 to 180 days following the termination date.

The following table summarizes activity and information related to stock options for the year ended December 31, 2021:

	Outstanding Options				Non-Vested Options
			Weighted-
		Weighted-	Average	Aggregate		Weighted-
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value		Grant-Date
	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value
Balances as of December 31, 2020	1,504,873	$21.42	2.26	$132,077	-	$-
Granted	-	$-	-	-	-	$-
Exercised	(479,530)	$17.19	-	-	-	$-
Vested	-	$-	-	-	-	$-
Forfeited/cancelled	-	$-	-	-	-	$-
Balances as of December 31, 2021	1,025,343	$23.40	1.40	$130,811	-	$-
Exercisable as of December 31, 2021	1,025,343	$23.40	1.40	$130,811
Fully vested and expected to vest as of December 31, 2021	1,025,343	$23.40	1.40	$130,811

Aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period, which was $130.8 million on December 31, 2021, and the stock option exercise prices multiplied by the number of options outstanding. For the years ended December 31, 2021, 2020 and 2019, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $71.1 million, $11.9 million and $12.9 million, respectively.

Time-Based Restricted Stock Units

The RSUs vest over a range of two to five years from the date of the award. All unvested RSUs are forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to RSUs for the year ended December 31, 2021:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2020	1,202,751	$71.30
Awarded	430,600	$138.77
Vested	(531,585)	$70.31
Forfeited/cancelled	(112,500)	$72.63
Unvested as of December 31, 2021	989,266	$100.78

Performance-Based Restricted Stock Units

The vesting of the PSUs is contingent on the continued service of the grantee and the achievement of specific performance metrics (generally over a range of two to four years) designated by the Board of Directors of the Company. All unvested PSUs are forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to PSUs for the year ended December 31, 2021:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2020	301,669	$90.53
Awarded	108,333	$114.03
Vested	(155,836)	$76.47
Forfeited/cancelled	(23,750)	$70.75
Unvested as of December 31, 2021	230,416	$113.13

Note 14: Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2021	2020	2019
Current tax expense:
Federal	$219,063	$281,358	$111,486
State	38,304	56,856	28,962
	257,367	338,214	140,448
Deferred tax expense (benefit):
Federal	2,135	(32,761)	8,075
State	3,376	(8,945)	(11,497)
	5,511	(41,706)	(3,422)
Income tax expense	$262,878	$296,508	$137,026

The following is a reconciliation of the federal statutory income tax rate to income tax expense for the years ended December 31 (in thousands):

	2021	2020	2019
Federal income tax at the statutory rate	$229,616	$231,922	$78,229
State and local taxes, net of federal benefit	43,315	43,082	13,569
Nondeductible compensation	6,203	6,289	5,149
Nondeductible acquisition costs	-	-	3,649
Nondeductible meals and entertainment	1,718	1,487	2,171
Nondeductible goodwill impairment	-	-	8,920
Excess tax benefit on stock-based compensation	(19,563)	(2,974)	(5,363)
Disposition of nondeductible goodwill	-	8,347	10,302
Change in beginning of year valuation allowance	18,866	5,332	19,894
Uncertain tax positions	(11,944)	1,228	902
Other	(5,333)	1,795	(396)
Income tax expense	$262,878	$296,508	$137,026

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Act reduced the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Although the federal corporate income tax rate reduction is only effective for tax periods beginning after December 31, 2017, ASC 740 requires the Company to remeasure the existing net deferred tax liability in the period of enactment. The Act also provides for immediate expensing of 100% of the costs of qualified property that are incurred and placed in service during the period from September 27, 2017 to December 31, 2022. Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027. Additionally, effective January 1, 2018, the Act modifies the executive compensation deduction limitation and imposes possible limitations on the deductibility of interest expense. As a result of these provisions of the Act, the Company’s deduction related to executive compensation and interest expense could be limited in future years.

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$50,327	$49,859
Compensation	10,270	13,133
Rent	71,648	68,919
Pension	35,945	94,971
Other	30,623	30,961
Total deferred tax assets	198,813	257,843
Valuation allowance for deferred tax assets	(42,345)	(23,479)
Total deferred tax assets	156,468	234,364
Deferred tax liabilities:
Property and equipment	(240,872)	(252,149)
Other intangible assets	(485,730)	(536,365)
Goodwill	(118,999)	(76,544)
FCC licenses	(668,590)	(649,034)
Rent	(76,471)	(75,571)
Deferred gain on spectrum	(37,276)	(37,275)
Investments	(210,484)	(242,436)
Other	(46,554)	(38,998)
Total deferred tax liabilities	(1,884,976)	(1,908,372)
Net deferred tax liabilities	$(1,728,508)	$(1,674,008)

As of December 31, 2021, the Company had a valuation allowance related to deferred tax assets of $42.3 million which was not likely to be realized, an increase of $18.9 million from the December 31, 2020 balance. The valuation allowance increased in 2021 primarily due to Mission’s limitation on the deduction for business interest expense, continued losses, and the increase in deferred tax liabilities for indefinite-lived intangible assets.

As of December 31, 2021, the Company’s reserve for uncertain tax positions totaled approximately $32.8 million. For the years ended December 31, 2021, 2020 and 2019 there were $32.8 million, $45.6 million and $45.2 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions as further described in Note 16.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

	2021	2020	2019
Uncertain tax position liability at the beginning of the year	$45,590	$45,235	$12,542
Increases resulting from merger transaction	-	2,007	32,211
Increases related to tax positions taken during the current period	348	75	75
Increases related to tax positions taken during prior periods	-	466	761
Decreases related to tax positions taken during prior periods	(45)	-	-
Decreases related to settlements with taxing authorities	(6,961)	(1,433)	-
Decreases related to expiration of statute of limitations	(6,086)	(760)	(354)
Uncertain tax position liability at the end of the year	$32,846	$45,590	$45,235

The Company’s liability for unrecognized tax benefits totaled $32.8 million and $45.6 million at December 31, 2021 and 2020, respectively. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $32.8 million and $45.6 million impact on the Company’s reported income tax expense in 2021 and 2020, respectively.

As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. The Company’s accrued interest and penalties related to uncertain tax positions were $6.1 million, $7.3 million and $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than those which have been provided by the Company. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $28.5 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

There can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Tribune acquired entities are currently undergoing a 2014–2015 federal audit and continue to be subject to audit for years after 2017. Protective claims for refund have been filed for 2013, 2016 and 2017 to keep the periods open for specific issues relating to the potential Cubs resolution. Nexstar is subject to U.S. federal tax examinations for years after 2017. The Company currently has various state income tax returns in the process of examination or administrative appeal. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. Generally, the Company is subject to state tax examination for years after 2017 and any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination.

The Company has gross federal and state income tax NOL carryforwards of $175.1 million and $213.8 million, respectively, which are available to reduce future taxable income if utilized before their expiration. A valuation allowance has been recorded against $129.2 million of federal NOLs and $54.6 million of state NOLs attributable to one of the consolidated VIEs. The federal NOLs expire through 2037 if not utilized. Federal NOLs generated after 2017 carry forward indefinitely. State NOLs will expire through 2041 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. As of December 31, 2021, the Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

Media Ownership

FCC rules limit the Company’s ownership of television stations in local markets and nationally and govern certain local service agreements between Nexstar and third parties. In general, FCC rules prohibit Nexstar from owning two of the top four stations in a market in terms of audience share (unless a case-by-case exception is granted) and from owning stations that reach more than 39% of U.S. television households (as calculated using a prescribed FCC methodology). Nexstar is also prohibited from providing more than 15 percent of the programming of a non-owned television station through a TBA or LMA if Nexstar also owns a station in the same market, unless the applicable TBA or LMA was entered into prior to November 5, 1996.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds are no longer “necessary in the public interest as a result of competition.” The FCC’s two most recent quadrennial reviews—those for 2010 and 2014—were eventually consolidated into a single proceeding that involved extensive litigation, an agency reconsideration and multiple court appeals, culminating in an April 1, 2021 decision by the U.S. Supreme Court. The 2018 quadrennial review, which the FCC commenced in December 2018, remains pending, and the FCC has recently solicited and received comments to update the record of that proceeding in the wake of the Supreme Court’s decision. Additionally, the FCC has opened a proceeding to review the national television station ownership limit. The FCC also has not yet opened its 2022 quadrennial review proceeding. Thus, the media ownership rules are subject to change, both as a result of current and future quadrennial reviews and in other proceedings.

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

The Company has received payment for eleven television stations that accepted bids and have either moved to different channels or (in one case) discontinued operation. Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. The Company is in the final stages of requesting and receiving reimbursements for the costs of repacking these stations, as the FCC is now closing out its process for such reimbursements.

Retransmission Consent

Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage or retransmission consent. The next election must be made by October 1, 2023 and will be effective January 1, 2024. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

A broadcaster that elects retransmission consent waives its mandatory carriage rights, and the broadcaster and the MVPD must negotiate for carriage of the station’s signal. Negotiated terms may include channel position, service tier carriage, carriage of multiple program streams, compensation and other consideration. If a broadcaster elects to negotiate retransmission terms, it is possible that the broadcaster and the MVPD will not reach agreement and that the MVPD will not carry the station’s signal.

FCC rules and federal statutory law require retransmission consent negotiations to be conducted in “good faith.” It is a violation of the duty to negotiate in good faith for a television broadcast station to negotiate retransmission consent jointly with another station in the same market if the stations are not commonly owned. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their retransmission consent agreements with MVPDs for stations in markets where we also own a station.

MVPD operators have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. There are still-open FCC proceedings to review the “totality of the circumstances” test for good faith retransmission consent negotiations, and to eliminate or modify the FCC’s non-duplication and syndicated exclusivity rules (which could permit MVPDs to import out-of-market television stations in certain circumstances).

Certain OVDs have successfully or unsuccessfully sought to stream broadcast programming over the internet. In 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate federal copyright law. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. The proceeding remains open. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.

Note 16: Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2021 (in thousands):

2022	$44,317
2023	15,143
2024	3,288
2025	3,294
2026	1,141
Thereafter	-
$67,183

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of December 31, 2021, Mission had a maximum commitment of $374.3 million under its amended credit agreement, of which $360.8 million principal balance of debt was outstanding.

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

Collective Bargaining Agreements

As of December 31, 2021, certain technical, production and news employees at 21 of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

In connection with Nexstar’s acquisition of Tribune on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

Tribune Chapter 11 Reorganization and Confirmation Order Appeals—On December 8, 2008, Tribune and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On July 23, 2012, the Bankruptcy Court issued an order confirming the Fourth Amended Joint Plan of Reorganization for Tribune and its Subsidiaries (as such plan was subsequently modified by its proponents, the “Plan”). The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed all of the Debtors’ Chapter 11 cases except for Tribune’s Chapter 11 case, which continues to be administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of December 31, 2021, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $15.6 million and are estimated to be sufficient to satisfy such obligations. In 2021, the Debtors settled and resolved a disputed unsecured claim asserted by Wilmington Trust Company (WTC), in its capacity as indenture trustee for the “PHONES Notes,” in an amount in excess of $30.0 million. Pursuant to that settlement, the Debtors withdrew $1.0 million from the reserve to pay WTC’s resolved claim.

As of December 31, 2021, all but 30 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. All of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers and certain professionals formerly retained by Tribune, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and Tribune thereafter becoming wholly-owned by the Tribune Company employee stock ownership plan. Those lawsuits were consolidated in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. On August 20, 2021, the United States Court of Appeals for the Second Circuit issued an opinion affirming the New York District Court’s dismissal of certain of the claims alleged in those lawsuits and reversing the New York District Court’s dismissal of others of those claims. The claims that were not dismissed are now once again pending before the New York District Court.

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

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2021 would be approximately $136.0 million. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar following Nexstar’s merger with Tribune. Nexstar disagrees with the IRS’s position that the Chicago Cubs Transactions generated taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225.0 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $154.0 million of tax payments prior to its merger with Nexstar.

A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Tax Court issued a separate opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue has been resolved by the Tax Court.

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. The Company is currently evaluating the potential for appeal to the Court of Appeals for the holdings within the opinion which are unfavorable to the Company. While the Tax Court has issued its opinion, it has not held further proceedings on the penalty issue and has not entered a final decision that starts the time in which either party may appeal the ruling to the Court of Appeals.

As of December 31, 2021, Nexstar believes the tax impact of applying the Tax Court opinion is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution is unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of the acquired Tribune entities, and with the exception of Tribune, all other entity audits have been resolved and closed. For Tribune, the IRS issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails with its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $15.0 million increase in its federal and state taxes payable and a $71.0 million increase in deferred income tax liability as of December 31, 2021. In accordance with ASC Topic 740, the Company has reflected $11.0 million for certain contested issues in its liability for uncertain tax positions at December 31, 2021 and December 31, 2020.

Note 17: Segment Data

The Company’s reportable broadcast segment includes (i) television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) NewsNation, a live daily national news and general entertainment cable network, (iii) two owned and operated digital multicast networks and other multicast network services, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) corporate functions, (ii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (iii) digital businesses and (iv) eliminations. The Company evaluates the performance of its operating segments based on net revenue and segment profit. Segment profit excludes depreciation and amortization, amortization of broadcast rights (but includes payments for broadcast rights), reimbursement from the FCC related to station repack, impairment charges, gain on disposal of assets and business divestitures and certain other items that are included in income from continuing operations determined in accordance with U.S. GAAP.

Segment financial information is included in the following tables for the periods presented (in thousands):

	Years Ended December 31,
Net revenue	2021	2020	2019
Broadcast	$4,533,816	$4,410,528	$2,929,431
Other	114,555	90,741	109,893
Total net revenue	$4,648,371	$4,501,269	$3,039,324

	Years Ended December 31,
Operating income (loss)	2021	2020	2019
Broadcast segment profit	$1,741,542	$1,823,812	$1,047,972
Corporate (unallocated) and other	(152,790)	(142,298)	(182,882)
Depreciation and amortization	(467,477)	(427,398)	(323,692)
Payments for broadcast rights, net of amortization	46,310	56,096	15,612
Reimbursement from the FCC related to station repack	19,735	57,261	70,356
Assets held for sale impairment	(23,046)	-	-
Goodwill and intangible assets impairment	-	-	(63,317)
Gain on disposal of stations and business units, net	2,755	7,473	96,091
Miscellaneous, net	8,364	450	(5,009)
Income from operations	$1,175,393	$1,375,396	$655,131

	As of December 31,
Assets	2021	2020
Broadcast (1)	$12,038,836	$12,352,509
Corporate (unallocated) and other	1,225,626	1,051,767
	$13,264,462	$13,404,276

(1)
While the Company’s investment in TV Food Network ($1.191 billion at December 31, 2021 and $1.302 billion at December 31, 2020) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 6.

	As of December 31,
Goodwill	2021	2020
Broadcast	$2,872,629	$2,874,274
Other	179,032	109,734
	$3,051,661	$2,984,008

The following table presents the disaggregation of the Company’s revenue under ASC 606 for the periods presented (in thousands).

Year Ended December 31, 2021	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,761,738	$-	$1,761,738
Political advertising	45,199	-	45,199
Distribution	2,472,213	681	2,472,894
Digital	215,758	106,800	322,558
Other	26,172	7,074	33,246
Trade	12,736	-	12,736
Total net revenue	$4,533,816	$114,555	$4,648,371

Year Ended December 31, 2020	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,571,034	$38	$1,571,072
Political advertising	507,564	-	507,564
Distribution	2,149,569	3,053	2,152,622
Digital	141,960	81,408	223,368
Other	28,226	6,242	34,468
Trade	12,175	-	12,175
Total net revenue	$4,410,528	$90,741	$4,501,269

Year Ended December 31, 2019	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,335,126	$-	$1,335,126
Political advertising	51,889	-	51,889
Distribution	1,368,881	-	1,368,881
Digital	137,067	104,452	241,519
Other	19,083	5,441	24,524
Trade	17,385	-	17,385
Total revenue	$2,929,431	$109,893	$3,039,324

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the years ended December 31, 2021 and 2020, revenues from these sources for two of the Company’s customers exceeded 10%. In 2021, each of these customers represented approximately 12%, and 13%, respectively, of the Company’s consolidated net revenues. In 2020, each of these customers represented approximately 11% of the Company’s consolidated net revenues. No single customer provided more than 10% of the Company’s consolidated net revenues during the year ended December 31, 2019.

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

Note 18: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2021	$34,922	$9,751	$(21,544)	$23,129
Year Ended December 31, 2020	17,205	30,046	(12,329)	34,922
Year Ended December 31, 2019	13,158	12,972	(8,925)	17,205

(1)
Uncollectible accounts written off, net of recoveries.

Note 19: Subsequent Events

On January 27, 2022, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.90 per share on its outstanding Class A common stock. The dividend is scheduled to be paid on February 28, 2022 to stockholders of record on February 11, 2022.

From January 1 to February 25, 2022, we repurchased 466,825 shares of our Class A common stock for $76.3 million, funded by cash on hand. As of the date of filing this Annual Report on Form 10-K, the remaining available amount under the share repurchase authorization was $561.9 million. From January 1 to February 25, 2022, in connection with stock option exercises and vesting of restricted stock units, we issued 712,535 shares of our Class A common stock, net of any shares withheld for taxes.

On January 31, 2022, the Company announced that its Board of Directors voted to recommend that shareholders approve an amendment to its corporate charter to eliminate the Company’s Class B common stock and Class C common stock classes. As of December 31, 2021, and as of the date of filing this Annual Report on Form 10-K, no shares of Class B common stock or Class C common stock were outstanding. The proposed charter amendment is subject to shareholder approval at the Company’s 2022 annual meeting of stockholders, which will be held in June 2022. The Company expects to file a preliminary proxy statement for the 2022 stockholder meeting in April 2022.