Form 10-Q
period 2022-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2022-05-10
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 40,404,252 shares of Class A Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$326.2	$190.9
Restricted cash and cash equivalents	15.6	15.6
Accounts receivable, net of allowance for doubtful accounts of $25.8 and $23.1, respectively	1,016.7	1,021.0
Prepaid expenses and other current assets	123.5	185.2
Total current assets	1,482.0	1,412.7
Property and equipment, net	1,502.1	1,512.5
Goodwill	3,051.6	3,051.6
FCC licenses	2,910.3	2,910.3
Network affiliation agreements, net	2,013.0	2,060.2
Other intangible assets, net	630.0	656.9
Investments	1,060.8	1,218.8
Assets held for sale, net	45.3	45.3
Other noncurrent assets, net	395.7	396.2
Total assets(1)	$13,090.8	$13,264.5
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$55.3	$47.2
Accounts payable	220.7	248.2
Broadcast rights payable	73.7	76.9
Accrued expenses	278.1	315.9
Operating lease liabilities	43.7	42.8
Other current liabilities	62.0	56.3
Total current liabilities	733.5	787.3
Debt	7,205.0	7,367.9
Deferred tax liabilities	1,720.5	1,728.5
Other noncurrent liabilities	510.1	523.3
Total liabilities(1)	10,169.1	10,407.0
Commitments and contingencies (Note 13)
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2022 and December 31, 2021	-	-
Class A Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 40,635,704 shares outstanding as of March 31, 2022 and 47,291,463 shares issued, 40,757,429 shares outstanding as of December 31, 2021	0.5	0.5
Class B Common stock - $0.01 par value, 20,000,000 shares authorized; none issued and outstanding at each of March 31, 2022 and December 31, 2021	-	-
Class C Common stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at each of March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	1,268.8	1,311.1
Accumulated other comprehensive income	141.3	141.6
Retained earnings	2,418.7	2,204.2
Treasury stock - at cost; 6,655,759 and 6,534,034 shares as of March 31, 2022 and December 31, 2021, respectively	(913.6)	(807.0)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,915.7	2,850.4
Noncontrolling interests	6.0	7.1
Total stockholdersʼ equity	2,921.7	2,857.5
Total liabilities and stockholdersʼ equity	$13,090.8	$13,264.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of March 31, 2022 and December 31, 2021 include certain assets held by consolidated VIEs of $309.2 million and $309.7 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of March 31, 2022 and December 31, 2021 include certain liabilities of consolidated VIEs of $164.9 million and $168.0 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net revenue	$1,210.1	$1,113.9
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	490.0	449.3
Selling, general and administrative expenses, excluding depreciation and amortization	247.8	243.4
Amortization of broadcast rights	27.8	30.9
Amortization of intangible assets	77.7	73.7
Depreciation of property and equipment	39.1	39.5
Other	(1.7)	(7.8)
Total operating expenses	880.7	829.0
Income from operations	329.4	284.9
Income from equity method investments, net	37.7	29.8
Interest expense, net	(69.2)	(72.1)
Pension and other postretirement plans credit, net	10.9	17.7
Other expenses, net	(4.9)	(1.4)
Income before income taxes	303.9	258.9
Income tax expense	(52.5)	(59.7)
Net income	251.4	199.2
Net loss attributable to noncontrolling interests	0.2	1.7
Net income attributable to Nexstar Media Group, Inc.	$251.6	$200.9

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$6.15	$4.64
Diluted	$5.99	$4.42

Weighted average number of common shares outstanding:
Basic	40.9	43.3
Diluted	42.0	45.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021

(in millions, except for share and per share information, unaudited)

					Accumulated
	Class A		Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2021	47,291,463	$0.5	$1,311.1	$2,204.2	$141.6	(6,534,034)	$(807.0)	$7.1	$2,857.5
Purchase of treasury stock	-	-	-	-	-	(917,923)	(158.1)	-	(158.1)
Stock-based compensation expense	-	-	13.1	-	-	-	-	-	13.1
Vesting of restricted stock units and exercise of stock options	-	-	(55.4)	-	-	796,198	51.5	-	(3.9)
Dividends declared on common stock ($0.90 per share)	-	-	-	(37.1)	-	-	-	-	(37.1)
Other	-	-	-	-	(0.3)	-	-	(0.9)	(1.2)
Net income (loss)	-	-	-	251.6	-	-	-	(0.2)	251.4
Balances as of March 31, 2022	47,291,463	$0.5	$1,268.8	$2,418.7	$141.3	(6,655,759)	$(913.6)	$6.0	$2,921.7

Balances as of December 31, 2020	47,291,463	$0.5	$1,362.5	$1,488.0	$34.5	(4,034,635)	$(367.1)	$18.5	$2,536.9
Purchase of treasury stock	-	-	-	-	-	(808,530)	(121.0)	-	(121.0)
Stock-based compensation expense	-	-	11.6	-	-	-	-	-	11.6
Vesting of restricted stock units and exercise of stock options	-	-	(39.7)	-	-	469,037	34.4	-	(5.3)
Dividends declared on common stock ($0.70 per share)	-	-	-	(30.4)	-	-	-	-	(30.4)
Net income (loss)	-	-	-	200.9	-	-	-	(1.7)	199.2
Balances as of March 31, 2021	47,291,463	$0.5	$1,334.4	$1,658.5	$34.5	(4,374,128)	$(453.7)	$16.8	$2,591.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$251.4	$199.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	77.7	73.7
Amortization of broadcast rights	27.8	30.9
Depreciation of property and equipment	39.1	39.5
Stock-based compensation expense	13.1	11.6
Deferred income taxes	(8.3)	(2.4)
Payments for broadcast rights	(33.4)	(45.6)
Income from equity method investments, net	(37.7)	(29.8)
Distribution from equity method investments - return on capital	193.0	177.7
Other operating activities, net	6.5	(1.4)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	4.3	(15.4)
Accounts payable	(21.3)	(1.8)
Accrued expenses and other current liabilities	(37.4)	(31.3)
Income tax payable	57.3	62.9
Other noncurrent liabilities	(13.2)	(19.5)
Net cash provided by operating activities	518.9	448.3
Cash flows from investing activities:
Purchases of property and equipment	(28.9)	(32.1)
Other investing activities, net	6.5	9.3
Net cash used in investing activities	(22.4)	(22.8)
Cash flows from financing activities:
Repayments of long-term debt	(159.5)	(80.3)
Purchase of treasury stock	(158.1)	(121.0)
Common stock dividends paid	(37.1)	(30.4)
Cash paid for shares withheld for taxes	(9.8)	(8.1)
Proceeds from exercise of stock options	6.0	2.8
Other financing activities, net	(2.7)	(1.4)
Net cash used in financing activities	(361.2)	(238.4)
Net increase in cash, cash equivalents and restricted cash	135.3	187.1
Cash, cash equivalents and restricted cash at beginning of period	206.5	169.3
Cash, cash equivalents and restricted cash at end of period	$341.8	$356.4
Supplemental information:
Interest paid	$78.4	$82.1
Income taxes paid, net of refunds	$3.2	$5.5
Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$5.2	$11.0
Right-of-use assets obtained in exchange for operating lease obligations	$20.5	$12.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Business Operations

As used in this Quarterly Report on Form 10-Q, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly-owned subsidiary, Nexstar Media Inc. (formerly known as Nexstar Inc. and Nexstar Broadcasting, Inc.), a Delaware corporation; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements under authoritative guidance related to the consolidation of VIEs; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of March 31, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV (“MNTV”), and other broadcast television networks. As of March 31, 2022, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provide sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns NewsNation, a live daily national newscast and general entertainment cable network, two digital multicast networks and other multicast network services, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 120 local websites and 239 mobile applications, national digital properties including NewsNation, The Hill, BestReviews and a suite of advertiser solutions.

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

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. In 2022 to date and in 2021, the Company continued to recover from the ongoing effects of the COVID-19 pandemic since its adverse impact in 2020. During the three months ended March 31, 2022, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of March 31, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that the COVID-19 pandemic continues, how fast economies will fully recover after the COVID-19 pandemic has passed, and the length of time needed to improve global disruptions and delays in the supply chain.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of March 31, 2022, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s condensed consolidated financial statements.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2021. The balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Variable Interest Entities

Nexstar may determine that an entity is a VIE as a result of local service agreements entered into with that entity. The term local service agreement generally refers to a contract between two separately owned television stations, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control of and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (1) a time brokerage agreement (“TBA”) or a local marketing agreement (“LMA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows Nexstar to provide services to a station including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of a station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Nexstar consolidates entities in which it is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (1) local service agreements Nexstar has with the stations owned by these entities, (2) Nexstar’s guarantee of the obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility (see Note 7), (3) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of these VIEs’ stations, subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2022 with its consolidated VIEs:

Owner	Service Agreements	Full Power Stations
Mission	TBA	WFXP, KHMT and KFQX
	SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, WVNY, WXXA, WLAJ, KMSS, KPEJ, KLJB, KASY, KWBQ and KRWB
	LMA	WNAC and WPIX
White Knight Broadcasting (“White Knight”)	SSA & JSA	WVLA and KFXK
Vaughan Media, LLC (“Vaughan”)	SSA & JSA	WBDT, WYTV and KTKA
	LMA	KNVA

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$3.9	$9.2
Accounts receivable, net	33.5	21.1
Prepaid expenses and other current assets	8.9	10.3
Total current assets	46.3	40.6
Property and equipment, net	56.3	57.5
Goodwill	150.5	150.5
FCC licenses	200.4	200.4
Network affiliation agreements and other intangible assets, net	82.9	85.2
Other noncurrent assets, net	83.7	85.4
Total assets	$620.1	$619.6

Current liabilities:
Current portion of debt	$3.0	$3.0
Other current liabilities	33.9	34.4
Total current liabilities	36.9	37.4
Debt	354.8	355.5
Deferred tax liabilities	40.9	41.8
Other noncurrent liabilities	90.8	92.6
Total liabilities	$523.4	$527.3

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	March 31, 2022	December 31, 2021
Current assets	$5.6	$5.1
Property and equipment, net	12.1	12.2
Goodwill	62.2	62.2
FCC licenses	200.4	200.4
Network affiliation agreements, net	27.7	28.5
Other noncurrent assets, net	1.2	1.3
Total assets	$309.2	$309.7

Current liabilities	$33.2	$33.7
Noncurrent liabilities	131.7	134.3
Total liabilities	$164.9	$168.0

Non-Consolidated VIE

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”) which continues through December 31, 2023. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee to Cunningham based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement.

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

Income Per Share

Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. The following table shows the amounts used in computing Nexstar’s diluted shares (in millions):

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding - basic	40.9	43.3
Dilutive effect of equity incentive plan instruments	1.1	2.1
Weighted average shares outstanding - diluted	42.0	45.4

During the three months ended March 31, 2022 and 2021, there were no stock options or restricted stock units that were anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-05, “Leases (Topic 842): Lessors—Certain leases with variable payments” (“ASU 2021-05”). Under the ASU, a lessor would classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease under Accounting Standards Codification (“ASC”) 842 classification criteria and the lessor would have otherwise recognized a day one loss. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2021-05 effective January 1, 2022. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the potential impacts ASU 2021-08 may have on its Condensed Consolidated Financial Statements upon its adoption on effective date as it relates to future acquisitions.

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company does not currently expect a material impact from the adoption of this new guidance.

Note 3: Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (dollar in millions):

	Estimated	March 31, 2022			December 31, 2021
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125.2	$(1,112.2)	$2,013.0	$3,125.2	$(1,065.0)	$2,060.2
Other definite-lived intangible assets	1-20	1,048.5	(418.5)	630.0	1,045.0	(388.1)	656.9
Other intangible assets		$4,173.7	$(1,530.7)	$2,643.0	$4,170.2	$(1,453.1)	$2,717.1

The following table presents the Company’s estimate of amortization expense for the remainder of 2022, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2022 (in millions):

Remainder of 2022	$224.4
2023	292.6
2024	291.2
2025	287.0
2026	262.4
2027	250.4
Thereafter	1,035.0
$2,643.0

The amounts recorded to goodwill and FCC licenses were as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2021	$3,141.4	$(89.8)	$3,051.6	$2,957.7	$(47.4)	$2,910.3
Balances as of March 31, 2022	$3,141.4	$(89.8)	$3,051.6	$2,957.7	$(47.4)	$2,910.3

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2022, the Company did not identify events that would trigger impairment assessments.

Note 4: Investments

The Company’s investments and their book value balances consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Equity method investments	$1,053.9	$1,208.9
Other equity investments	6.9	9.9
Total investments	$1,060.8	$1,218.8

Equity Method Investments

During the three months ended March 31, 2022, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three months ended March 31, 2022 and 2021, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Income from equity method investments, net, before amortization of basis difference	$55.2	$66.7
Amortization of basis difference	(17.5)	(36.9)
Income from equity method investments, net	$37.7	$29.8

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

Investment in TV Food Network

Nexstar acquired its 31.3% equity investment in TV Food Network through its acquisition of Tribune Media Company (“Tribune”) on September 19, 2019. Nexstar’s partner in TV Food Network is Warner Bros. Discovery, Inc., (“WBD”) formerly known as Discovery, Inc., which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership.

TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems and via WBD's streaming platform, Discovery+.

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2022. Nexstar intends to renew its partnership agreement with WBD for TV Food Network before expiration. In the event of a liquidation, Nexstar would be entitled to its proportionate share of distributions to partners, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

As of March 31, 2022, Nexstar’s investment in TV Food Network had a book value of $1.037 billion, compared to $1.191 billion as of December 31, 2021.

As of March 31, 2022, Nexstar had a remaining share in amortizable basis difference of $518.7 million related to its investment in TV Food Network. This amortizable basis difference had a weighted average useful life of approximately 4 years as of this date. As of December 31, 2021, Nexstar had a remaining share in amortizable basis difference of $536.1 million related to its investment in TV Food Network. During 2022, there was no change in Nexstar’s share in the basis difference related to the investee’s goodwill.

During the three months ended March 31, 2022, the Company received cash distributions from TV Food Network of $192.8 million, recognized income on equity of this investment of $56.0 million, and recorded amortization of basis difference (expense) related to this investment of $17.4 million.

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Net revenue	$323.8	$332.6
Costs and expenses	146.3	119.6
Income from operations	177.4	213.1
Net income	178.5	215.5
Net income attributable to Nexstar Media Group, Inc.	55.8	67.5

There was no significant other-than-temporary impairment during the three months ended March 31, 2022.

Note 5: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Compensation and related taxes	$83.2	$120.2
Interest payable	49.7	62.3
Network affiliation fees	51.9	45.9
Other	93.3	87.5
	$278.1	$315.9

Note 6: Retirement and Postretirement Plans

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. All of these retirement plans are frozen in terms of pay and service, except for a small plan representing approximately 2% of the total pension benefit obligations. Nexstar also has various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees.

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension and other postretirement benefit plans (“OPEB”) (in millions):

	Pension Benefit Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Service cost	$0.3	$0.3	$-	$-
Interest cost	11.6	9.9	0.1	0.1
Expected return on plan assets	(22.7)	(28.0)	-	-
Amortization of prior service costs	-	0.3	-	-
Amortization of net loss	0.1	-	0.1	0.1
Net periodic benefit cost (credit)	$(10.7)	$(17.5)	$0.2	$0.2

During the three months ended March 31, 2022, Nexstar did not make contributions to its qualified pension benefit plans. Nexstar does not anticipate it will be required to make contributions to such pension benefit plans in 2022.

Note 7: Debt

Long-term debt consisted of the following (dollar in millions):

	March 31, 2022	December 31, 2021
Nexstar
Term Loan A, due October 26, 2023	$485.4	$485.4
Term Loan A, due September 19, 2024	595.7	604.4
Term Loan B, due January 17, 2024	445.0	595.0
Term Loan B, due September 18, 2026	2,644.3	2,644.3
5.625% Notes, due July 15, 2027	1,785.0	1,785.0
4.75% Notes, due November 1, 2028	1,000.0	1,000.0
Mission
Term Loan B, due June 3, 2028	298.5	299.3
Revolving loans, due October 26, 2023	61.5	61.5
Total outstanding principal	7,315.4	7,474.9
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2023	(0.9)	(1.1)
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2024	(4.5)	(5.1)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2024	(3.7)	(5.6)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2026	(40.9)	(42.8)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes due 2027	5.0	5.2
Less: unamortized financing costs and discount - Nexstar 4.75% Notes due 2028	(7.9)	(8.1)
Less: unamortized financing costs and discount - Mission Term Loan B due 2028	(2.2)	(2.3)
Total outstanding debt	7,260.3	7,415.1
Less: current portion	(55.3)	(47.2)
Long-term debt, net of current portion	$7,205.0	$7,367.9

2022 Transactions

During the three months ended March 31, 2022, Nexstar prepaid a total of $150.0 million in principal balance under its Term Loan B due 2024, funded by cash on hand, and the Company also repaid scheduled principal maturities of $8.7 million of its Term Loan A due 2024, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $349.7 million and $13.5 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2022. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2022, the Company was in compliance with its financial covenants.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2022, Nexstar was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating and finance leases for office space, tower facilities, antenna sites, studios and other real estate properties and equipment. The Company’s leases have remaining lease terms of one month to 92 years, some of which may include options to extend the leases from six months to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which have not yet commenced as of March 31, 2022 were not material. Finance lease contracts as of March 31, 2022 were also not material.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Operating lease right-of-use assets, net	Other noncurrent assets, net	$293.7	$288.3
Current operating lease liabilities	Operating lease liabilities	$43.7	$42.8
Noncurrent operating lease liabilities	Other noncurrent liabilities	$246.7	$237.9

Weighted Average Remaining Lease Term of Operating leases		8.4 years	8 years
Weighted Average Discount Rate of Operating leases		5.0%	5.1%

Operating lease expense for the three months ended March 31, 2022 was $14.9 million, of which $7.0 million and $7.9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended March 31, 2021 was $13.7 million, of which $6.4 million and $7.3 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $14.4 million and $12.3 million for the three months ended March 31, 2022 and 2021, respectively.

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows (in millions):

Operating Leases
Remainder of 2022	$42.5
2023	54.8
2024	51.9
2025	39.6
2026	33.1
Thereafter	146.0
Total future minimum lease payments	367.9
Less: imputed interest	(77.5)
Total	$290.4

Note 9: Fair Value Measurements

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
•
Level 2 – Assets and liabilities whose values are based on inputs other than those included in Level 1, including quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; and valuation models whose inputs are observable or unobservable but corroborated by market data.
•
Level 3 – Assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (dollar in millions):

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A due 2023(1)	$484.5	$481.2	$484.3	$483.8
Team Loan A due 2024(1)	591.2	589.3	599.3	602.0
Term Loan B due 2024(1)	441.3	442.6	589.4	593.5
Term Loan B due 2026(1)	2,603.4	2,630.0	2,601.5	2,638.5
5.625% Notes due 2027(2)	1,790.0	1,802.9	1,790.2	1,880.4
4.75% Notes due 2028(2)	992.1	967.5	991.9	1,022.3
Mission
Term Loan B due 2028(1)	296.3	294.9	297.0	299.7
Revolving loans due 2023(1)	61.5	60.8	61.5	61.2

(1) The fair value of senior secured and revolving credit facilities is computed based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

(2) The fair value of the Company’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2, as quoted market prices are available for low volume trading of these securities.

During the three months ended March 31, 2022, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 3 and 4 for additional information.

Note 10: Common Stock

On January 27, 2021, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.0 billion of its Class A common stock, of which $638.2 million remained available as of December 31, 2021. During the three months ended March 31, 2022, Nexstar repurchased a total of 917,923 shares of its Class A common stock for $158.1 million, funded by cash on hand. As of March 31, 2022, the remaining available amount under the share repurchase authorization was $480.1 million.

Share repurchases may be made from time to time in open market transactions, block trades or private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On January 27, 2022, Nexstar’s board of directors approved a 29% increase in its quarterly cash dividend to $0.90 per share of outstanding Class A common stock beginning with the first quarter of 2022.

Note 11: Income Taxes

Income tax expense was $52.5 million for the three months ended March 31, 2022 compared to $59.7 million for the same period in 2021. The effective tax rates were 17.3% and 23.1% for each of the respective periods.

Nexstar recorded an income tax benefit of $25.8 million attributable to excess benefit on stock options and restricted stock units, or a 6.7% decrease to the effective tax rate in 2022. Changes in the valuation allowance resulted in an incremental income tax benefit of $4.0 million, or a 1.4% decrease to the effective tax rate in 2022. Additionally, certain state contingency reserves decreased in 2021 as a result of audit settlements. This resulted in an increase in income tax expense of $6.5 million in 2022, or a 2.5% increase to the effective tax rate.

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

Note 12: FCC Regulatory Matters

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

Media Ownership

FCC rules limit the Company’s ownership of television stations in local markets and nationally and govern certain local service agreements between Nexstar and third parties. In general, FCC rules prohibit Nexstar from owning two of the top four stations in a market in terms of audience share (unless a case-by-case exception is granted) and from owning stations that reach more than 39% of U.S. television households (as calculated using a prescribed FCC methodology). Nexstar is also prohibited from providing more than 15 percent of the programming of a non-owned television station through a TBA or LMA, if Nexstar also owns a station in the same market, unless the applicable TBA or LMA was entered into prior to November 5, 1996.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer “necessary in the public interest as a result of competition.” The FCC’s two most recent quadrennial reviews—those for 2010 and 2014—were eventually consolidated into a single proceeding that involved extensive litigation, an agency reconsideration and multiple court appeals, culminating in an April 1, 2021 decision by the U.S. Supreme Court which upheld the FCC’s elimination or relaxation of several rules. The 2018 quadrennial review, which the FCC commenced in December 2018, remains pending, and the FCC has solicited and received comments to update the record of that proceeding in the wake of the Supreme Court’s decision. Additionally, the FCC has an open proceeding to review the national television station ownership limit. The FCC also has not yet opened its 2022 quadrennial review proceeding. Thus, the media ownership rules are subject to change, as a result of current and future quadrennial reviews, and in other proceedings.

Spectrum

The FCC repurposed a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction in 2016-2017 for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use.

In 2017, the Company received payment for eleven television stations that accepted bids and either moved to different channels or (in one case) discontinued operations. Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. The Company is in the final stages of requesting and receiving reimbursements for the costs of repacking these stations, as the FCC is now closing out its process for such reimbursements.

Retransmission Consent

Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other multichannel video programming distributors (“MVPDs”) through either mandatory carriage or through “retransmission consent.” Every three years, all stations must formally elect either mandatory carriage or retransmission consent. The next election must be made by October 1, 2023 and will be effective January 1, 2024. Must-carry elections require that the MVPD to carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

Note 13: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of March 31, 2022, Mission had a maximum commitment of $373.5 million under its amended credit agreement, of which $360.0 million principal balance of debt was outstanding.

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

The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants filed a Motion to Dismiss on September 5, 2019. Before the Court ruled on that motion, the Plaintiffs filed their Second Amended Consolidated Complaint on September 9, 2019. This complaint added additional defendants and allegations. The Defendants filed a Motion to Dismiss and Strike on October 8, 2019. The Court denied that motion on November 6, 2020. On March 16, 2022, the Plaintiffs filed their Third Amended Complaint. The Third Amended Complaint adds two additional plaintiffs and an additional defendant, but does not make material changes to the allegations.

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

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of March 31, 2022, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $15.6 million and are estimated to be sufficient to satisfy such obligations. In 2021, the Debtors settled and resolved a disputed unsecured claim asserted by Wilmington Trust Company (WTC), in its capacity as indenture trustee for the “PHONES Notes,” in an amount in excess of $30.0 million. Pursuant to that settlement, the Debtors withdrew $1.0 million from its reserves to pay WTC’s resolved claim.

As of March 31, 2022, all but 30 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. All of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers and certain professionals formerly retained by Tribune, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and Tribune thereafter becoming wholly-owned by the Tribune Company employee stock ownership plan. Those lawsuits were consolidated in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. On March 29, 2022, the litigation trust that had pursued the MDL litigation filed a notice with the Bankruptcy Court stating that such litigation had been resolved with finality. The Debtors are pursuing resolutions of the remaining proofs of claim in light of the conclusion of the MDL litigation.

The ultimate amounts to be paid in resolutions of the remaining proofs of claim continue to be subject to uncertainty. If the aggregate allowed amount of the remaining claims exceeds the restricted cash and cash equivalents held for satisfying such claims, Tribune would be required to satisfy the allowed claims from its cash on hand from operations.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through March 31, 2022 would be approximately $140.0 million. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar following Nexstar’s merger with Tribune. Nexstar disagrees with the IRS’s position that the Chicago Cubs Transactions generated taxable gains in 2009, the proposed penalty and the IRS’s calculation of the taxable gains. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225.0 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $154.0 million of tax payments prior to its merger with Nexstar.

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

As of March 31, 2022, Nexstar believes the tax impact of applying the Tax Court opinion is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of the acquired Tribune entities, and with the exception of Tribune, all other entity audits have been resolved and closed. For Tribune, the IRS issued a Revenue Agent's Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails with its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $15.0 million increase in its federal and state taxes payable and a $71.0 million increase in deferred income tax liability as of March 31, 2022. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax positions at March 31, 2022 and December 31, 2021.

Note 14: Segment Data

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

Segment financial information is included in the following tables for the periods presented (in millions):

	Three Months Ended March 31,
Net revenue	2022	2021
Broadcast	$1,183.9	$1,092.3
Other	26.2	21.6
Total net revenue	$1,210.1	$1,113.9

	Three Months Ended March 31,
Operating income (loss)	2022	2021
Broadcast segment profit	$482.3	$414.4
Corporate (unallocated) and other	(43.5)	(38.4)
Depreciation and amortization	(116.7)	(113.2)
Payments for broadcast rights, net of amortization	5.6	14.7
Miscellaneous, net	1.7	7.4
Income from operations	$329.4	$284.9

Assets	March 31, 2022	December 31, 2021
Broadcast(1)	$11,812.2	$12,038.8
Corporate (unallocated) and other	1,278.6	1,225.7
	$13,090.8	$13,264.5

Goodwill	March 31, 2022	December 31, 2021
Broadcast	$2,872.6	$2,872.6
Other	179.0	179.0
	$3,051.6	$3,051.6

(1) While the Company's investment in TV Food Network ($1.037 billion at March 31, 2022 and $1.191 billion at December 31, 2021) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company's disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 4.

The following tables present the disaggregation of the Company’s revenue for the periods presented (in millions):

Three Months Ended March 31, 2022	Broadcast	Other	Consolidated
Core advertising	$428.1	$-	$428.1
Political advertising	23.7	-	23.7
Distribution	667.8	0.1	667.9
Digital	54.5	24.2	78.7
Other	9.8	1.9	11.7
Total net revenue	$1,183.9	$26.2	$1,210.1

Three Months Ended March 31, 2021	Broadcast	Other	Consolidated
Core advertising	$411.7	$-	$411.7
Political advertising	5.4	-	5.4
Distribution	621.2	-	621.2
Digital	46.8	19.6	66.4
Other	7.2	2.0	9.2
Total net revenue	$1,092.3	$21.6	$1,113.9

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three months ended March 31, 2022, revenues from these sources for two of the Company's customers exceeded 10%. Each of these customers represents approximately 12% of the Company’s consolidated net revenues. During the three months ended March 31, 2021, revenues from these sources for two of the Company's customers exceeded 10%. Each of these customers represents approximately 12% and 13%, respectively, of the Company’s consolidated net revenues.

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

Note 15: Subsequent Events

On April 28, 2022, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.90 per share of its Class A common stock. The dividend is payable on May 27, 2022 to stockholders of record on May 13, 2022.

On April 1, 2022, Nexstar repaid $11.8 million of scheduled principal payments under its Term Loan A due 2024, funded by cash on hand.

From April 1, 2022 to May 9, 2022, we repurchased 370,619 shares of our Class A common stock for $65.0 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $415.1 million.

From April 1, 2022 to May 9, 2022, in connection with stock option exercises and vesting of restricted stock units, Nexstar issued 139,167 shares of its Class A common stock, net of any shares withheld for taxes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

As used in this Quarterly Report on Form 10-Q and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated wholly-owned subsidiary Nexstar Media Inc. (formerly known as Nexstar Inc. and Nexstar Broadcasting, Inc.), a Delaware corporation; the “Company” refers to Nexstar and the variable interest entities (“VIE”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: the risks and uncertainties related to the global Coronavirus Disease 2019 (“COVID-19”) pandemic, including, for example, expectations regarding the impact of COVID-19 on our businesses and our future financial performance; the conflict involving Russia and Ukraine affecting economic and global financial markets and exacerbating ongoing economic challenges; any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and the inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

2022 Highlights

•
During the first quarter of 2022, net revenue increased by $96.2 million, or 8.6%, compared to the same period in 2021. The increase was primarily due to (i) an increase in distribution revenue of our stations of $46.7 million, (ii) an increase in political advertising of our stations of $18.3 million, as 2022 is a congressional election year, (iii) an increase in revenue from core advertising of our stations of $16.4 million, reflective of continued recovery from the effects of the COVID-19 pandemic and growth in new business, partially offset by a decrease in automotive advertising revenue resulting from shortage in supply of chips and semiconductors which are required in the manufacturing of automobiles for sale, (iv) incremental revenue from a digital business we acquired in 2021 of $8.7 million, and (v) a net increase in digital revenue of our legacy stations and other digital businesses of $3.6 million.

•
During the three months ended March 31, 2022, we repurchased a total of 917,923 shares of our Class A common stock for $158.1 million funded by cash on hand. From April 1, 2022 to May 9, 2022, we repurchased an additional 370,619 shares of our Class A common stock for $65.0 million, funded by cash on hand. As of the filing of this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $415.1 million.

•
During the three months ended March 31, 2022, we received $192.8 million in cash distribution from our 31.3% equity method investment in TV Food Network.

•
On January 27, 2022, our board of directors approved a 29% increase in the quarterly cash dividend to $0.90 per share of outstanding Class A common stock beginning with the first quarter of 2022. Total dividend payments during the first quarter were $37.1 million.

Debt Transactions

•
During the three months ended March 31, 2022, we prepaid a total of $150.0 million in principal balance under our Term Loan B due 2024, funded by cash on hand.

•
During the three months ended March 31, 2022, we repaid scheduled principal maturities of $8.7 million under our Term Loan A due 2024.

Update on COVID-19 Pandemic

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. In 2022 to date and in 2021, the Company continued to recover from the ongoing effects of the COVID-19 pandemic since its adverse impact in 2020. During the three months ended March 31, 2022, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of March 31, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that the COVID-19 pandemic continues, how fast economies will fully recover after the COVID-19 pandemic has passed, and the length of time needed to improve global disruptions and delays in the supply chain.

Overview of Operations

As of March 31, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV (“MNTV”) and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements.

We guarantee full payment of all obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes due 2027 and our 4.75% Notes due 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2022 and 2031) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes in these entities because of (1) the local service agreements we have with their stations, (2) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (3) our power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (4) purchase options granted by each consolidated VIE which permit us to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

See Note 2, “Variable Interest Entities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on VIEs, including a discussion of the local service agreements we have with these independent third parties.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. On April 1, 2021, the U.S. Supreme Court issued a decision that reversed a lower court of appeals ruling and upheld the FCC’s elimination of certain of its media ownership rules in the agency’s 2010/2014 quadrennial review of those rules. Among the regulations eliminated in 2021 as a result of the Supreme Court ruling was a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same market under a JSA is deemed to have an attributable ownership interest in that station, as well as a requirement that at least eight independently owned television stations remain in a local television market for a party to acquire a second station in that market. While these restrictions are no longer in effect, the FCC’s 2018 quadrennial media ownership review is currently pending and the 2022 quadrennial review has not yet commenced. An FCC proceeding is also pending to review the current national limit on television station ownership. The FCC could reinstitute its earlier restrictions or impose other limitations in these or any future reviews.

The FCC repurposed a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. The Company has received payment for eleven television stations that accepted bids and either moved to different channels or (in one case) discontinued operations. Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. The Company is in the final stages of requesting and receiving reimbursements for the costs of repacking these stations, as the FCC is now closing out its process for such reimbursements.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2022 is a mid-term election year, we expect an increase in political advertising revenue to be reported in 2022 compared to 2021.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (in millions) and each type of revenue as a percentage of total net revenue:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Core advertising	$428.1	35.4	$411.7	37.0
Political advertising	23.7	2.0	5.4	0.5
Distribution	667.9	55.2	621.2	55.8
Digital	78.7	6.5	66.4	6.0
Other	11.7	0.9	9.2	0.7
Total net revenue	$1,210.1	100.0	$1,113.9	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (in millions) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
Net revenue	$1,210.1	100.0	$1,113.9	100.0
Operating expenses (income):
Corporate expenses	46.4	3.8	43.4	3.9
Direct operating expenses	490.0	40.5	449.3	40.3
Selling, general and administrative expenses, excluding corporate	201.4	16.6	200.0	18.0
Depreciation of property and equipment	39.1	3.2	39.5	3.5
Amortization of intangible assets	77.7	6.4	73.7	6.6
Amortization of broadcast rights	27.8	2.4	30.9	2.8
Other	(1.7)	(0.1)	(7.8)	(0.7)
Total operating expenses	880.7		829.0
Income from operations	$329.4		$284.9

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $428.1 million for the three months ended March 31, 2022, compared to $411.7 million for the same period in 2021, an increase of $16.4 million, or 4.0%. The increase was reflective of continued recovery from the effects of the COVID-19 pandemic and growth in new business, partially offset by a decrease in automotive advertising revenue. Automotive, our largest advertiser category, represented approximately 14% and 19% of our core advertising revenue for the three months ended March 31, 2022 and 2021, respectively. Overall, automotive advertising revenues decreased by approximately 24% during the quarter compared to 2021, primarily due to the current shortage in supply of chips and semiconductors which impacted the availability of automobiles for sale. The other categories representing our top five largest categories by revenue increased in 2022, led by attorneys and followed by medical/healthcare, gaming/sports betting and home repair/manufacturing. While we are encouraged by the positive trends we saw during the three months ended March 31, 2022, to the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $23.7 million for the three months ended March 31, 2022, compared to $5.4 million for the same period in 2021, an increase of $18.3 million, as 2022 is a mid-term election year.

Distribution revenue was $667.9 million for the three months ended March 31, 2022, compared to $621.2 million for the same period in 2021, an increase of $46.7 million, or 7.5%. The increase was reflective of scheduled annual escalation of rates per subscriber and renewals of contracts in 2021 providing for higher rates per subscriber, partially offset by MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $78.7 million for the three months ended March 31, 2022, compared to $66.4 million for the same period in 2021, an increase of $12.3 million, or 18.5%. The increase was primarily due to incremental revenue from a digital business we acquired in 2021 of $8.7 million and a net increase in revenue from our stations and other digital businesses of $3.6 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $46.4 million for the three months ended March 31, 2022, compared to $43.4 million for the same period in 2021, an increase of $3.0 million (no significant change).

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses (net of trade expense), were $691.4 million for the three months ended March 31, 2022, compared to $649.3 million for the same period in 2021, an increase of $42.1 million, or 6.5%, primarily due to (i) an increase in our stations’ programming costs of $11.9 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs, (ii) an increase in our stations’ and other business units’ other operating expenses of $22.6 million (includes increase in trade expense of $1.1 million), primarily due to recovery from the COVID-19 pandemic, an increase in sales and promotional costs to drive revenue and an increase in NewsNation’s news related operating costs as it continues to shift its focus from syndicated programming to national newscast programs, and (iii) incremental operating expenses associated with our digital business acquisition in 2021 of $7.6 million.

The following operating expenses did not significantly change during the three months ended March 31, 2022, compared to the same period in 2021:

•
Depreciation of property and equipment was $39.1 million for the three months ended March 31, 2022, compared to $39.5 million for the same period in 2021, a decrease of $0.4 million.
•
Amortization of intangible assets was $77.7 million for the three months ended March 31, 2022, compared to $73.7 million for the same period in 2021, an increase of $4.0 million.
•
Amortization of broadcast rights was $27.8 million for the three months ended March 31, 2022, compared to $30.9 million for the same period in 2021, a decrease of $3.1 million.

Income from Equity Method Investments, net

Income from equity method investments, net was $37.7 million for the three months ended March 31, 2022, compared to $29.8 million for the same period in 2021, an increase of $7.9 million (no significant change).

Interest Expense, net

Interest expense, net was $69.2 million for the three months ended March 31, 2022, compared to $72.1 million for the same period in 2021, a decrease of $2.9 million (no significant change).

Pension and Oher Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $10.9 million for the three months ended March 31, 2022, compared to $17.7 million for the same period in 2021, a decrease of $6.8 million (no significant change).

Income Taxes

Income tax expense was $52.5 million for the three months ended March 31, 2022 compared to $59.7 million for the same period in 2021. The effective tax rates were 17.3% and 23.1% for each of the respective periods.

Nexstar recorded an income tax benefit of $25.8 million attributable to excess benefit on stock options and restricted stock units, or a 6.7% decrease to the effective tax rate in 2022. Changes in the valuation allowance resulted in an incremental income tax benefit of $4.0 million, or a 1.4% decrease to the effective tax rate in 2022. Additionally, certain state contingency reserves decreased in 2021 as a result of audit settlements. This resulted in an increase in income tax expense of $6.5 million in 2022, or a 2.5% increase to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections, including changes due to the impact of the COVID-19 pandemic, could result in significant adjustments to quarterly income tax expense in future periods..

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. In 2022 to date and in 2021, the Company continued to recover from the ongoing effects of the COVID-19 pandemic since its adverse impact in 2020. During the three months ended March 31, 2022, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year and its market capitalization continued to increase and exceed the carrying amount of its equity by a substantial amount. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. As of March 31, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain and cannot be reasonably predicted, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that the COVID-19 pandemic continues, how fast economies will fully recover after the COVID-19 pandemic has passed, and the length of time needed to improve global disruptions and delays in the supply chain.

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$518.9	$448.3
Net cash used in investing activities	(22.4)	(22.8)
Net cash used in financing activities	(361.2)	(238.4)
Net increase in cash, cash equivalents and restricted cash	$135.3	$187.1
Cash paid for interest	$78.4	$82.1
Income taxes paid, net of refunds	$3.2	$5.5

	As of March 31,	As of December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$341.8	$206.5

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $70.6 million during the three months ended March 31, 2022, compared to the same period in 2021. This was primarily due to an increase in operating income (excluding non-cash transactions) of $54.7 million, source of cash resulting from timing of accounts receivable collections of $17.1 million, an increase in distribution from our equity investment in TV Food Network of $15.3 million, and lower payments for broadcast rights of $12.2 million. These increases were partially offset by timing of payments to our vendors of $28.1 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $22.4 million and $22.8 million during the three months ended March 31, 2022 and 2021, respectively.

In 2022, we spent a total of $28.9 million in capital expenditures, partially offset by the deposits received associated with the sale of real estate assets of $4.4 million.

In 2021, we spent a total of $32.1 million in capital expenditures, partially offset by reimbursements from the FCC related to station repack of $5.6 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $361.2 million and $238.4 million during the three months ended March 31, 2022 and 2021, respectively.

In 2022, we prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $150.0 million and made scheduled principal payments on our Term Loan A due 2024 of $8.7 million, paid dividends to our common stockholders of $37.1 million ($0.90 per share per quarter), repurchased common shares of $158.1 million and paid cash for taxes in exchange for shares of common stock withheld of $9.8 million resulting from net share settlements of certain stock-based compensation. These outflows were partially offset by the proceeds from the exercise of stock options during the year amounting to $6.0 million.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $75.0 million and made scheduled principal payments on our Term Loan A due 2024 of $5.4 million, paid dividends to our common stockholders of $30.4 million ($0.70 per share per quarter), repurchased common shares of $121.0 million and paid cash for taxes in exchange for shares of common stock withheld of $8.1 million resulting from net share settlements of certain stock-based compensation. These decreases were offset by proceeds from the exercise of stock options amounting to $2.8 million.

As of March 31, 2022, the remaining available amount under Nexstar’s share repurchase authorization was $480.1 million. From April 1, 2022 to May 9, 2022, we repurchased 370,619 shares of our Class A common stock for $65.0 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $415.1 million.

On April 28, 2022, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.90 per share of its Class A common stock. The dividend is payable on May 27, 2022 to stockholders of record on May 13, 2022.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Long-term debt

As of March 31, 2022, the Company had total outstanding debt of $7.260 billion, net of unamortized financing costs, discounts and premium, which represented 71.3% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of March 31,	As of December 31,
	2022	2021
Nexstar senior secured credit facility	$4,170.4	$4,329.1
Mission senior secured credit facility	360.0	360.8
5.625% Notes due 2027	1,785.0	1,785.0
4.75% Notes due 2028	1,000.0	1,000.0
	7,315.4	7,474.9
Less: Unamortized financing costs, discounts and premium, net	(55.1)	(59.8)
Total outstanding debt	$7,260.3	$7,415.1

Unused revolving loan commitments under senior secured credit facilities (1)	$363.2	$363.2

(1)
Based on covenant calculations as of March 31, 2022, all of the $349.7 million and $13.5 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2022 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Nexstar senior secured credit facility	$4,170.4	$35.5	$1,490.6	$2,644.3	$-
Mission senior secured credit facility	360.0	2.3	67.5	6.0	284.2
5.625% Notes due 2027	1,785.0	-	-	-	1,785.0
4.75% Notes due 2028	1,000.0	-	-	-	1,000.0
	$7,315.4	$37.8	$1,558.1	$2,650.3	$3,069.2

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

The Company had $349.7 million and $13.5 million of total unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2022. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. As discussed above, the ultimate outcome of the COVID-19 pandemic remains uncertain at this time and may significantly impact our future operating performance, liquidity and financial position. Any adverse impact of the COVID-19 pandemic may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of March 31, 2022, we were in compliance with our financial covenant. We believe Nexstar and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due 2027 and 4.75% Notes due 2028 for a period of at least the next 12 months from March 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2022, we had outstanding standby letters of credit with various financial institutions amounting to $21.7 million, of which $18.2 million was in support of certain worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Issuer and Guarantor Summarized Financial Information

Nexstar Media Inc.’s (a wholly-owned subsidiary of Nexstar Media Group, Inc. (“Parent”) and herein referred to as the “Issuer”) 5.625% Notes due 2027 and 4.75% Notes due 2028 are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by Parent, Mission (a consolidated VIE) and certain of the Issuer’s restricted subsidiaries (collectively, the “Guarantors” and, together with the Issuer, the “Obligor Group”). The Guarantees are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes due 2027 and the 4.75% Notes due 2028. The Issuer’s 5.625% Notes due 2027 and 4.75% Notes due 2028 are not registered with the SEC.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	March 31, 2022	December 31, 2021
Current assets - external	$1,476.4	$1,407.6
Current assets - due from consolidated entities outside of Obligor Group	36.9	37.2
Total current assets	$1,513.3	$1,444.8
Noncurrent assets - external(1)	10,395.7	10,479.5
Noncurrent assets - due from consolidated entities outside of Obligor Group	55.9	55.8
Total noncurrent assets	$10,451.6	$10,535.3
Total current liabilities	$730.6	$783.8
Total noncurrent liabilities	$9,425.7	$9,610.2
Noncontrolling interests	$5.6	$6.5

(1)
Excludes Issuer’s equity investments of $1.061 billion and $1.219 billion as of March 31, 2022 and December 31, 2021, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due 2028 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 4 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Three Months Ended
March 31, 2022
Net revenue - external	$1,205.6
Net revenue - from consolidated entities outside of Obligor Group	4.2
Total net revenue	1,209.8
Costs and expenses - external	874.6
Costs and expenses - to consolidated entities outside of Obligor Group	5.3
Total costs and expenses	879.9
Income from operations	$329.9
Net income	$213.9
Net income attributable to Obligor Group	$213.9
Income from equity method investments, net	$37.7

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that as of March 31, 2022, there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s exposure to market risk did not change materially since December 31, 2021.

The term loan borrowings at March 31, 2022 under the Company’s senior secured credit facilities bear interest rates ranging from 1.95% to 2.95%, which represented the base rate, or the LIBOR plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of March 31, 2022, an increase in US LIBOR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $45.3 million (excluding tax effects). A decrease in US LIBOR by 25 basis points would decrease our annual interest expense and increase our cash flow from operations by $11.3 million (excluding tax effects). Our 5.625% Notes due 2027 and 4.75% Notes due 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2022, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2022, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company is involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the Company believes the resulting liabilities would not have a material adverse effect on its financial condition or results of operations. See Part I, Item 1, Note 13, “Commitments and Contingencies” for detailed discussion of ongoing litigation.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2021, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.0 billion of its Class A common stock, of which $638.2 million remained available as of December 31, 2021. During the three months ended March 31, 2022, Nexstar repurchased a total of 917,923 shares of its Class A common stock for $158.1 million, funded by cash on hand. As of March 31, 2022, the remaining available amount under the share repurchase authorization was $480.1 million.

The following is a summary of Nexstar’s repurchases of its Class A common stock by month during the quarter ended March 31, 2022 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 5 - 31, 2022	288,931	$158.23	288,931	$592.5
February 1 - 22, 2022	177,894	$172.11	177,894	561.9
March 8 - 30, 2022	451,098	$181.20	451,098	480.1
	917,923	$172.21	917,923

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Executive Employment Agreement, dated June 1, 2021 between Andrew Alford and Nexstar Media Group, Inc.*
10.2	Executive Employment Agreement, dated August 26, 2019 between Sean Compton and Nexstar Media Group, Inc.*
10.3	Amendment to the Executive Employment Agreement, dated November 1, 2020 between Sean Compton and Nexstar Media Group, Inc.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Lee Ann Gliha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Lee Ann Gliha pursuant to 18 U.S.C. ss. 1350.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: May 10, 2022