Form 10-Q
period 2022-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2022-08-05
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 38,793,923 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$276.4	$190.9
Restricted cash and cash equivalents	15.6	15.6
Accounts receivable, net of allowance for doubtful accounts of $30.7 and $23.1, respectively	951.2	1,021.0
Prepaid expenses and other current assets	211.8	185.2
Total current assets	1,455.0	1,412.7
Property and equipment, net	1,492.5	1,512.5
Goodwill	3,051.6	3,051.6
FCC licenses	2,910.3	2,910.3
Network affiliation agreements, net	1,965.8	2,060.2
Other intangible assets, net	602.3	656.9
Investments	1,063.7	1,218.8
Assets held for sale, net	-	45.3
Other noncurrent assets, net	374.3	396.2
Total assets(1)	$12,915.5	$13,264.5
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$124.3	$47.2
Accounts payable	170.9	248.2
Broadcast rights payable	64.1	76.9
Accrued expenses	304.2	315.9
Operating lease liabilities	43.5	42.8
Other current liabilities	38.6	56.3
Total current liabilities	745.6	787.3
Debt	7,109.7	7,367.9
Deferred tax liabilities	1,714.8	1,728.5
Other noncurrent liabilities	476.3	523.3
Total liabilities(1)	10,046.4	10,407.0
Commitments and contingencies (Note 13)
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2022 and December 31, 2021	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 39,423,892 shares outstanding as of June 30, 2022 and 47,291,463 shares issued, 40,757,429 shares outstanding as of December 31, 2021	0.5	0.5
Additional paid-in capital	1,257.9	1,311.1
Accumulated other comprehensive income	141.3	141.6
Retained earnings	2,609.9	2,204.2
Treasury stock - at cost; 7,867,571 and 6,534,034 shares as of June 30, 2022 and December 31, 2021, respectively	(1,139.9)	(807.0)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,869.7	2,850.4
Noncontrolling interests	(0.6)	7.1
Total stockholdersʼ equity	2,869.1	2,857.5
Total liabilities and stockholdersʼ equity	$12,915.5	$13,264.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of June 30, 2022 and December 31, 2021 include certain assets held by consolidated VIEs of $307.2 million and $309.7 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of June 30, 2022 and December 31, 2021 include certain liabilities of consolidated VIEs of $162.7 million and $168.0 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$1,245.1	$1,131.6	$2,455.2	$2,245.5
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	501.6	462.4	991.6	911.7
Selling, general and administrative expenses, excluding depreciation and amortization	266.6	242.5	514.4	485.9
Amortization of broadcast rights	27.4	31.6	55.2	62.5
Amortization of intangible assets	77.4	73.8	155.1	147.5
Depreciation of property and equipment	39.3	39.9	78.4	79.4
Reimbursement from the FCC related to station repack	(0.6)	(6.9)	(2.3)	(12.3)
Other	-	-	-	(2.4)
Total operating expenses	911.7	843.3	1,792.4	1,672.3
Income from operations	333.4	288.3	662.8	573.2
Income from equity method investments, net	35.9	27.1	73.6	56.9
Interest expense, net	(75.4)	(70.1)	(144.6)	(142.2)
Pension and other postretirement plans credit, net	10.8	17.6	21.7	35.3
Other (expenses) income, net	(6.6)	7.6	(11.5)	6.2
Income before income taxes	298.1	270.5	602.0	529.4
Income tax expense	(71.6)	(70.7)	(124.1)	(130.4)
Net income	226.5	199.8	477.9	399.0
Net loss attributable to noncontrolling interests	1.0	0.3	1.2	2.0
Net income attributable to Nexstar Media Group, Inc.	$227.5	$200.1	$479.1	$401.0

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$5.66	$4.70	$11.80	$9.34
Diluted	$5.56	$4.51	$11.54	$8.93

Weighted average number of common shares outstanding:
Basic	40.2	42.6	40.6	42.9
Diluted	40.9	44.4	41.5	44.9

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2022 and 2021

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of March 31, 2022	47,291,463	$0.5	$1,268.8	$2,418.7	$141.3	(6,655,759)	$(913.6)	$6.0	$2,921.7
Purchase of treasury stock	-	-	-	-	-	(1,454,612)	(248.0)	-	(248.0)
Stock-based compensation expense	-	-	13.1	-	-	-	-	-	13.1
Vesting of restricted stock units and exercise of stock options	-	-	(24.0)	-	-	242,800	21.7	-	(2.3)
Dividends declared on common stock ($0.90 per share)	-	-	-	(36.3)	-	-	-	-	(36.3)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(5.6)	(5.6)
Net income (loss)	-	-	-	227.5	-	-	-	(1.0)	226.5
Balances as of June 30, 2022	47,291,463	$0.5	$1,257.9	$2,609.9	$141.3	(7,867,571)	$(1,139.9)	$(0.6)	$2,869.1

Balances as of March 31, 2021	47,291,463	$0.5	$1,334.4	$1,658.5	$34.5	(4,374,128)	$(453.7)	$16.8	$2,591.0
Purchase of treasury stock	-	-	-	-	-	(926,162)	(137.9)	-	(137.9)
Stock-based compensation expense	-	-	10.4	-	-	-	-	-	10.4
Vesting of restricted stock units and exercise of stock options	-	-	(18.1)	-	-	164,436	15.9	-	(2.2)
Dividends declared on common stock ($0.70 per share)	-	-	-	(29.8)	-	-	-	-	(29.8)
Change in reporting entity resulting from common control transactions	-	-	0.5	(5.1)	-	-	-	(1.8)	(6.4)
Other	-	-	-	-	-	-	-	0.4	0.4
Net income (loss)	-	-	-	200.1	-	-	-	(0.3)	199.8
Balances as of June 30, 2021	47,291,463	$0.5	$1,327.2	$1,823.7	$34.5	(5,135,854)	$(575.7)	$15.1	$2,625.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2022 and 2021

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2021	47,291,463	$0.5	$1,311.1	$2,204.2	$141.6	(6,534,034)	$(807.0)	$7.1	$2,857.5
Purchase of treasury stock	-	-	-	-	-	(2,372,535)	(406.1)	-	(406.1)
Stock-based compensation expense	-	-	26.2	-	-	-	-	-	26.2
Vesting of restricted stock units and exercise of stock options	-	-	(79.4)	-	-	1,038,998	73.2	-	(6.2)
Dividends declared on common stock ($1.80 per share)	-	-	-	(73.4)	-	-	-	-	(73.4)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(6.5)	(6.5)
Other	-	-	-	-	(0.3)	-	-	-	(0.3)
Net income (loss)	-	-	-	479.1	-	-	-	(1.2)	477.9
Balances as of June 30, 2022	47,291,463	$0.5	$1,257.9	$2,609.9	$141.3	(7,867,571)	$(1,139.9)	$(0.6)	$2,869.1

Balances as of December 31, 2020	47,291,463	$0.5	$1,362.5	$1,488.0	$34.5	(4,034,635)	$(367.1)	$18.5	$2,536.9
Purchase of treasury stock	-	-	-	-	-	(1,734,692)	(258.9)	-	(258.9)
Stock-based compensation expense	-	-	22.0	-	-	-	-	-	22.0
Vesting of restricted stock units and exercise of stock options	-	-	(57.8)	-	-	633,473	50.3	-	(7.5)
Dividends declared on common stock ($1.40 per share)	-	-	-	(60.2)	-	-	-	-	(60.2)
Change in reporting entity resulting from common control transactions	-	-	0.5	(5.1)	-			(1.8)	(6.4)
Other	-	-	-	-	-	-	-	0.4	0.4
Net income (loss)	-	-	-	401.0	-	-	-	(2.0)	399.0
Balances as of June 30, 2021	47,291,463	$0.5	$1,327.2	$1,823.7	$34.5	(5,135,854)	$(575.7)	$15.1	$2,625.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$477.9	$399.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	155.1	147.5
Amortization of broadcast rights	55.2	62.5
Depreciation of property and equipment	78.4	79.4
Stock-based compensation expense	26.2	22.0
Amortization of debt financing costs, debt discounts and premium	7.0	7.4
Deferred income taxes	(13.7)	5.8
Gain on disposal of assets	-	(8.4)
Spectrum repack reimbursements	(2.3)	(12.3)
Payments for broadcast rights	(66.1)	(92.3)
Income from equity method investments, net	(73.6)	(56.9)
Unrealized loss (gain) on equity investments measured at fair value	6.0	(7.9)
Distribution from equity method investments - return on capital	224.1	207.4
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	69.8	8.7
Accounts payable	(71.5)	(76.9)
Income tax payable	(40.9)	(42.1)
Other noncurrent liabilities	(25.9)	(45.4)
Other	3.3	(1.9)
Net cash provided by operating activities	809.0	595.6
Cash flows from investing activities:
Purchases of property and equipment	(63.0)	(66.9)
Proceeds from sale of real estate and other assets	45.0	14.2
Payments for acquisitions	-	(8.4)
Spectrum repack reimbursements	2.3	12.3
Other investing activities, net	0.9	5.7
Net cash used in investing activities	(14.8)	(43.1)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	2,480.4	298.5
Repayments of long-term debt	(2,672.8)	(353.7)
Purchase of treasury stock	(406.1)	(258.9)
Common stock dividends paid	(73.4)	(60.2)
Payments for capitalized software obligations	(9.1)	(9.1)
Cash paid for shares withheld for taxes	(12.5)	(10.9)
Proceeds from exercise of stock options	6.4	3.4
Payments for contingent consideration in connection with a past acquisition	(13.9)	-
Distribution to a noncontrolling interest	(6.5)	-
Other financing activities, net	(1.2)	(1.0)
Net cash used in financing activities	(708.7)	(391.9)
Net increase in cash, cash equivalents and restricted cash	85.5	160.6
Cash, cash equivalents and restricted cash at beginning of period	206.5	169.3
Cash, cash equivalents and restricted cash at end of period	$292.0	$329.9
Supplemental information:
Interest paid	$144.3	$141.1
Income taxes paid, net of refunds	$178.3	$172.8
Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$7.1	$8.1
Right-of-use assets obtained in exchange for operating lease obligations	$22.7	$33.6

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of June 30, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV (“MNTV”), and other broadcast television networks. As of June 30, 2022, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provide sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns NewsNation, a live daily national newscast and general entertainment cable network, two digital multicast networks and other multicast network services, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 120 local websites and 239 mobile applications, national digital properties including NewsNation, The Hill, BestReviews and a suite of advertiser solutions.

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

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. In 2022 and in 2021, the Company continued to recover from the ongoing effects of the COVID-19 pandemic since its adverse impact in 2020. During the three and six months ended June 30, 2022, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the prior year, primarily due to increases in political advertising revenue and distribution revenue. Nexstar’s market capitalization also continued to increase and exceed the carrying amount of its equity by a substantial amount. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. In June 2022, Nexstar and Mission Broadcasting, Inc. (“Mission”), an independently owned VIE consolidated by Nexstar, amended each of their senior secured credit facilities to refinance certain of Nexstar’s outstanding term loans and Nexstar’s and Mission’s revolving credit facilities with new facilities extending the maturity dates to June 2027 (see Note 7).

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain and cannot reasonably be predicted, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that the COVID-19 pandemic continues, how fast economies will fully recover after the COVID-19 pandemic has passed, and the length of time needed to improve global disruptions and delays in the supply chain.

As of June 30, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of June 30, 2022, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s condensed consolidated financial statements.

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

Variable Interest Entities

Nexstar may determine that an entity is a VIE as a result of local service agreements entered into with that entity. The term local service agreement generally refers to a contract between two separately owned television stations, whereby the owner-operator of one station contracts with the owner-operator of the other station to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control of and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (i) a time brokerage agreement (“TBA”) or a local marketing agreement (“LMA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (ii) a shared services agreement (“SSA”) which allows Nexstar to provide services to a station including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (iii) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of a station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Nexstar consolidates entities in which it is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (i) local service agreements Nexstar has with the stations owned by these entities, (ii) Nexstar’s guarantee of the obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility (see Note 7), (iii) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of these VIEs’ stations, subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2022 with its consolidated VIEs:

Owner	Service Agreements	Full Power Stations
Mission	TBA	WFXP, KHMT and KFQX
	SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, WVNY, WXXA, WLAJ, KMSS, KPEJ, KLJB, KASY, KWBQ and KRWB
	LMA	WNAC and WPIX
White Knight Broadcasting (“White Knight”)	SSA & JSA	WVLA and KFXK
Vaughan Media, LLC (“Vaughan”)	SSA & JSA	WBDT, WYTV and KTKA
	LMA	KNVA

Nexstar’s ability to receive cash from the consolidated VIEs is governed by the local service agreements. Under these agreements, Nexstar has received substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. Nexstar anticipates it will continue to receive substantially all of the consolidated VIEs’ available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for all the parties, each VIE maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$5.8	$9.2
Accounts receivable, net	29.2	21.1
Prepaid expenses and other current assets	7.3	10.3
Total current assets	42.3	40.6
Property and equipment, net	54.7	57.5
Goodwill	150.5	150.5
FCC licenses	200.4	200.4
Network affiliation agreements and other intangible assets, net	80.8	85.2
Other noncurrent assets, net	82.3	85.4
Total assets	$611.0	$619.6

Current liabilities:
Current portion of debt	$3.0	$3.0
Other current liabilities	35.3	34.4
Total current liabilities	38.3	37.4
Debt	354.1	355.5
Deferred tax liabilities	39.0	41.8
Other noncurrent liabilities	89.3	92.6
Total liabilities	$520.7	$527.3

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	June 30, 2022	December 31, 2021
Current assets	$5.0	$5.1
Property and equipment, net	11.7	12.2
Goodwill	62.2	62.2
FCC licenses	200.4	200.4
Network affiliation agreements, net	26.9	28.5
Other noncurrent assets, net	1.0	1.3
Total assets	$307.2	$309.7

Current liabilities	$34.4	$33.7
Noncurrent liabilities	128.3	134.3
Total liabilities	$162.7	$168.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding - basic	40.2	42.6	40.6	42.9
Dilutive effect of equity incentive plan instruments	0.7	1.8	0.9	2.0
Weighted average shares outstanding - diluted	40.9	44.4	41.5	44.9

During the three and six months ended June 30, 2022 and 2021, there were no stock options or restricted stock units that were anti-dilutive.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Assets Held for Sale, Net

On June 1, 2022, Nexstar completed the sale of a real estate asset located in Chicago for gross cash proceeds of $45.3 million.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”). Together, these accounting updates provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contract; and changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. In June 2022, the Company applied the optional expedients provided by these accounting updates for contract modifications to the amendment of its senior credit facilities (see Note 7). The adoption of these accounting updates did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Note 3: Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (dollars in millions):

	Estimated	June 30, 2022			December 31, 2021
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125.2	$(1,159.4)	$1,965.8	$3,125.2	$(1,065.0)	$2,060.2
Other definite-lived intangible assets	1-20	1,051.2	(448.9)	602.3	1,045.0	(388.1)	656.9
Other intangible assets		$4,176.4	$(1,608.3)	$2,568.1	$4,170.2	$(1,453.1)	$2,717.1

The following table presents the Company’s estimate of amortization expense for the remainder of 2022, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2022 (in millions):

Remainder of 2022	$149.6
2023	292.6
2024	291.2
2025	286.9
2026	262.4
2027	250.4
Thereafter	1,035.0
$2,568.1

The amounts recorded to goodwill and FCC licenses were as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2021	$3,141.4	$(89.8)	$3,051.6	$2,957.7	$(47.4)	$2,910.3
Balances as of June 30, 2022	$3,141.4	$(89.8)	$3,051.6	$2,957.7	$(47.4)	$2,910.3

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2022, the Company did not identify events that would trigger impairment assessments.

Note 4: Investments

The Company’s investments and their book value balances consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Equity method investments	$1,059.8	$1,208.9
Other equity investments	3.9	9.9
Total investments	$1,063.7	$1,218.8

Equity Method Investments

During the three and six months ended June 30, 2022, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three and six months ended June 30, 2022 and 2021, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from equity method investments, net, before amortization of basis difference	$53.4	$64.0	$108.6	$130.8
Amortization of basis difference	(17.5)	(36.9)	(35.0)	(73.9)
Income from equity method investments, net	$35.9	$27.1	$73.6	$56.9

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

Investment in TV Food Network

Nexstar acquired its 31.3% equity investment in TV Food Network through its acquisition of Tribune Media Company (“Tribune”) on September 19, 2019. Nexstar’s partner in TV Food Network is Warner Bros. Discovery, Inc. (“WBD”), formerly known as Discovery, Inc., which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership.

TV Food Network owns and operates “The Food Network,” a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel,” a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems and via WBD’s streaming platform, Discovery+.

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

As of June 30, 2022, Nexstar’s investment in TV Food Network had a book value of $1.042 billion, compared to $1.191 billion as of December 31, 2021.

As of June 30, 2022, Nexstar had a remaining share in amortizable basis difference of $501.3 million related to its investment in TV Food Network. This amortizable basis difference had a weighted average useful life of approximately 3.8 years as of this date. As of December 31, 2021, Nexstar had a remaining share in amortizable basis difference of $536.1 million related to its investment in TV Food Network.

During the three months ended June 30, 2022, the Company received cash distributions from TV Food Network of $31.0 million, recognized income on equity of this investment of $54.0 million, and recorded amortization of basis difference (expense) related to this investment of $17.4 million.

During the six months ended June 30, 2022, the Company received cash distributions from TV Food Network of $223.8 million, recognized income on equity of this investment of $110.0 million, and recorded amortization of basis difference (expense) related to this investment of $34.8 million.

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$342.9	$337.1	$666.6	$669.8
Costs and expenses	171.3	132.1	317.7	251.6
Income from operations	171.6	205.1	349.0	418.1
Net income	172.6	207.7	351.1	423.2
Net income attributable to Nexstar Media Group, Inc.	54.0	65.0	109.9	132.4

During the three and six months ended June 30, 2022, there were no events or changes in circumstance that triggered the Company for an evaluation of its equity method investments for other-than-temporary impairment.

Note 5: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Compensation and related taxes	$101.6	$120.2
Interest payable	55.5	62.3
Network affiliation fees	49.2	45.9
Other	97.9	87.5
	$304.2	$315.9

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension and other postretirement benefit plans (“OPEB”) (in millions):

	Pension Benefit Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0.3	$0.3	$-	$-
Interest cost	11.6	9.9	0.1	0.1
Expected return on plan assets	(22.7)	(28.0)	-	-
Amortization of prior service costs	-	0.3	-	-
Amortization of net loss	0.1	-	0.1	0.1
Net periodic benefit cost (credit)	$(10.7)	$(17.5)	$0.2	$0.2

	Pension Benefit Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0.6	$0.6	$0.1	$-
Interest cost	23.2	19.8	0.2	0.2
Expected return on plan assets	(45.5)	(56.0)	-	-
Amortization of prior service costs	0.1	0.6	-	-
Amortization of net loss	0.1	-	0.2	0.2
Net periodic benefit cost (credit)	$(21.5)	$(35.0)	$0.5	$0.4

During the three and six months ended June 30, 2022, Nexstar did not make contributions to its qualified pension benefit plans. Nexstar does not anticipate it will be required to make contributions to such pension benefit plans in 2022.

Note 7: Debt

Long-term debt consisted of the following (dollars in millions):

	June 30, 2022	December 31, 2021
Nexstar
Term Loan A, due October 26, 2023	$-	$485.4
Term Loan A, due September 19, 2024	-	604.4
Term Loan A, due June 21, 2027	2,425.0	-
Term Loan B, due January 17, 2024	-	595.0
Term Loan B, due September 18, 2026	1,719.3	2,644.3
5.625% Notes, due July 15, 2027	1,785.0	1,785.0
4.75% Notes, due November 1, 2028	1,000.0	1,000.0
Mission
Term Loan B, due June 3, 2028	297.8	299.3
Revolving loans, due June 21, 2027	61.5	-
Revolving loans, due October 26, 2023	-	61.5
Total outstanding principal	7,288.6	7,474.9
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2023	-	(1.1)
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2024	-	(5.1)
Less: unamortized financing costs and discount - Nexstar Term Loan A due 2027	(9.3)	-
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2024	-	(5.6)
Less: unamortized financing costs and discount - Nexstar Term Loan B due 2026	(40.4)	(42.8)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes due 2027	4.8	5.2
Less: unamortized financing costs and discount - Nexstar 4.75% Notes due 2028	(7.6)	(8.1)
Less: unamortized financing costs and discount - Mission Term Loan B due 2028	(2.1)	(2.3)
Total outstanding debt	7,234.0	7,415.1
Less: current portion	(124.3)	(47.2)
Long-term debt, net of current portion	$7,109.7	$7,367.9

2022 Transactions

On June 21, 2022, Nexstar and Mission, an independently owned VIE consolidated by Nexstar, amended their respective credit agreements (also herein referred to as senior secured credit facilities). The Nexstar amendment provides for a new $2,425.0 million Term Loan A borrowing (the “2022 Nexstar Term Loan A Facility”) and a new revolving credit facility in an aggregate principal amount of $550.0 million (the “2022 Nexstar Revolving Credit Facility”). The Mission amendment provides for a new revolving credit facility in an aggregate principal amount of $75.0 million (the “2022 Mission Revolving Credit Facility”). The proceeds from the 2022 Nexstar Term Loan A Facility were used to pay off Nexstar’s existing Term Loan A due 2023, Term Loan A due 2024, Term Loan B due 2024 and to partially pay off Nexstar’s Term Loan B due 2026 amounting to $485.4 million, $583.9 million, $445.0 million and $900.0 million, respectively. Mission also drew $61.5 million from its 2022 Mission Revolving Credit Facility and utilized the proceeds to repay all of its outstanding borrowings under its existing revolving loan due 2023 of $61.5 million.

As discussed in Note 2, the Company adopted ASU 2020-04 and ASU 2021-01 effective June 30, 2022. The 2022 Nexstar Term Loan A Facility, the 2022 Nexstar Revolving Credit Facility and the 2022 Mission Revolving Credit Facility (collectively, the “New Facilities” and each, a “New Facility”), each has a five-year maturity and bears interest at a rate of term Secured Overnight Financing Rate (“SOFR”) for the applicable interest period plus a margin in the range of 1.25% - 2.00% determined based on a leverage-based grid. The term SOFR for any interest period is the sum of the term SOFR screen rate published by the CME Group Benchmark Administration Limited (“CME”) term SOFR administrator plus a spread adjustment of 0.10%. The 2022 Nexstar Term Loan A Facility has a 5% principal amortization each year, to be payable on a quarterly basis, with the remaining amount due at maturity. In connection with entry into the New Facilities, each of Nexstar and Mission also amended its respective credit agreement to, among others, streamline each borrower’s notice obligations and update certain covenant terms, in each case, as set forth in such amended credit agreement. The remaining terms of each New Facility are substantially the same as the existing terms in the Nexstar credit agreement in effect prior to the date hereof and the Mission credit agreement in effect prior to the date hereof, as applicable.

As of June 30, 2022, the interest rates were:

•
3.19% for Nexstar’s Term Loan A due 2027 (based on applicable margin of 1.50%)
•
4.29% for Nexstar’s Term Loan B due 2026 (based on applicable margin of 2.50%)
•
4.29% for Mission’s Term Loan B due 2028 (based on applicable margin of 2.50%)
•
3.19% for Mission’s outstanding revolving loan due 2027 (based on applicable margin of 1.50%)

In addition, during the six months ended June 30, 2022, Nexstar prepaid a total of $175.0 million in principal balance under its Term Loan B, funded by cash on hand, and the Company also repaid scheduled principal maturities of $22.0 million of its term loans, funded by cash on hand.

Unused Commitments and Borrowing Availability

The Company had $529.8 million (net of outstanding standby letters of credit of $20.2 million) and $13.5 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2022. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2022, the Company was in compliance with its financial covenants.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2022, Nexstar was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating and finance leases for office space, tower facilities, antenna sites, studios and other real estate properties and equipment. The Company’s leases have remaining terms ranging from one month to 92 years, some of which may include options to extend the leases for periods ranging from six months to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which had not yet commenced as of June 30, 2022 were not material. Finance lease contracts as of June 30, 2022 were also not material.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Operating lease right-of-use assets, net	Other noncurrent assets, net	$283.8	$288.3
Current operating lease liabilities	Operating lease liabilities	$43.5	$42.8
Noncurrent operating lease liabilities	Other noncurrent liabilities	$237.2	$237.9

Weighted Average Remaining Lease Term of Operating leases		8.3 years	8 years
Weighted Average Discount Rate of Operating leases		5.0%	5.1%

Operating lease expense for the three months ended June 30, 2022 was $14.9 million, of which $6.9 million and $8.0 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended June 30, 2021 was $14.0 million, of which $6.7 million and $7.3 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the six months ended June 30, 2022 was $29.8 million, of which $13.8 million and $16.0 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the six months ended June 30, 2021 was $27.7 million, of which $13.2 million and $14.5 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $28.8 million and $24.8 million for the six months ended June 30, 2022 and 2021, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows (in millions):

Operating Leases
Remainder of 2022	$28.2
2023	54.8
2024	52.1
2025	39.9
2026	33.4
2027	23.5
Thereafter	122.9
Total future minimum lease payments	354.8
Less: imputed interest	(74.1)
Total	$280.7

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (dollars in millions):

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A due 2023(1)	$-	$-	$484.3	$483.8
Term Loan A due 2024(1)	-	-	599.3	602.0
Term Loan A due 2027(1)	2,415.7	2,383.2	-	-
Term Loan B due 2024(1)	-	-	589.4	593.5
Term Loan B due 2026(1)	1,678.9	1,692.4	2,601.5	2,638.5
5.625% Notes due 2027(2)	1,789.8	1,628.8	1,790.2	1,880.4
4.75% Notes due 2028(2)	992.4	857.5	991.9	1,022.3
Mission
Term Loan B due 2028(1)	295.7	289.6	297.0	299.7
Revolving loans due 2027(1)	61.5	57.9	-	-
Revolving loans due 2023(1)	-	-	61.5	61.2

(1) The fair value of senior secured and revolving credit facilities is computed based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market. In June 2022, Nexstar repaid in full its Term Loan A due 2023, Term Loan A due 2024 and Term Loan B due 2024 and partially repaid its Term Loan B due 2026 (see Note 7).

(2) The fair value of the Company’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2, as quoted market prices are available for low volume trading of these securities.

During the three and six months ended June 30, 2022, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

Note 10: Common Stock

On January 27, 2021, Nexstar’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, of which $638.2 million remained available as of December 31, 2021. During the six months ended June 30, 2022, Nexstar repurchased a total of 2.4 million shares of its common stock for $406.1 million, funded by cash on hand. As of June 30, 2022, the remaining available amount under the share repurchase authorization was $232.2 million.

Share repurchases may be made from time to time in open market transactions, block trades or private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On January 27, 2022, Nexstar’s board of directors approved a 29% increase in its quarterly cash dividend to $0.90 per share of outstanding common stock. During the three and six months ended June 30, 2022, total dividend payments were $36.3 million and $73.4 million, respectively.

On June 13, 2022, Nexstar’s shareholders approved certain amendments to Nexstar’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to eliminate Nexstar’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), and Class C common stock, par value $0.01 per share (the “Class C Common Stock”), which classes of common stock had no shares issued and outstanding prior to the date of shareholder approval of their elimination. The common stock (f/k/a Class A common stock) has been the only class of shares outstanding since 2013. On June 27, 2022, Nexstar filed a Certificate of Amendment No. 2 (the “Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect the elimination of Nexstar’s Class B Common Stock and Class C Common Stock and make related changes. The Amendment became effective upon its filing with the Secretary of State of the State of Delaware on June 27, 2022.

Note 11: Income Taxes

Income tax expense was $71.6 million for the three months ended June 30, 2022 compared to $70.7 million for the same period in 2021. The effective tax rates were 24.0% and 26.2% for each of the respective periods. A common control transaction in 2021 increased tax expense by $2.7 million resulting in a 1.0% decrease to the effective tax rate between the two periods. Additionally, changes in the valuation allowance resulted in an incremental income tax benefit of $3.1 million, or a 1.1% decrease to the effective tax rate in 2022.

Income tax expense was $124.1 million for the six months ended June 30, 2022 compared to $130.4 million for the same period in 2021. The effective tax rates were 20.6% and 24.6% for each of the respective periods. In 2022, the income tax benefit attributable to excess benefit on stock options and restricted stock units increased by $22.6 million, or a 3.6% decrease to the effective tax rate. Changes in the valuation allowance also increased the income tax benefit in 2022 by $7.1 million, or a 1.3% decrease to the effective tax rate. Additionally, certain state contingency reserves were reduced by $6.5 million in 2021 resulting in an increase of 1.2% to the effective rate between the two periods.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections, including changes due to the ongoing impact of the COVID-19 pandemic, could result in significant adjustments to quarterly income tax expense in future periods.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer “necessary in the public interest as a result of competition.” The FCC’s two most recent quadrennial reviews—those for 2010 and 2014—were eventually consolidated into a single proceeding that involved extensive litigation, an agency reconsideration and multiple court appeals, culminating in an April 1, 2021 decision by the U.S. Supreme Court which upheld the FCC’s elimination or relaxation of several rules. The 2018 quadrennial review, which the FCC commenced in December 2018, remains pending, and the FCC has solicited and received comments to update the record of that proceeding in the wake of the Supreme Court’s decision. Additionally, the FCC has an open proceeding to review the national television station ownership limit and has not yet opened its 2022 quadrennial review proceeding. Thus, the media ownership rules are subject to change as a result of current and future quadrennial reviews and in other proceedings.

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

Note 13: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar and its subsidiaries guarantee full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of June 30, 2022, Mission had a maximum commitment of $372.8 million under its amended credit agreement, of which $359.3 million principal balance of debt was outstanding.

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

Local TV Advertising Antitrust Litigation— On March 16, 2018, a group of companies including Nexstar and Tribune (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the Department of Justice (“DOJ”) regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Without admitting any wrongdoing, some Defendants, including Tribune, entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The consent decree was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019. The consent decree, which settles claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar and Tribune agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, and to implement certain antitrust compliance measures and to monitor and report on compliance with the consent decree.

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

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of June 30, 2022, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $15.6 million and are estimated to be sufficient to satisfy such obligations.

As of June 30, 2022, all but 11 proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. All of the remaining proofs of claim were filed by certain of Tribune’s former directors and officers and certain professionals formerly retained by Tribune, asserting indemnity and other related claims against Tribune for claims brought against them in lawsuits arising from the cancellation of all issued and outstanding shares of Tribune common stock as of December 20, 2007 and Tribune thereafter becoming wholly-owned by the Tribune Company employee stock ownership plan. Those lawsuits were consolidated in multidistrict litigation (“MDL”) before the U.S. District Court for the Southern District of New York in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation. On March 29, 2022, the litigation trust that had pursued the MDL litigation filed a notice with the Bankruptcy Court stating that such litigation had been resolved with finality, and the litigation trust subsequently filed a notice with the Bankruptcy Court stating that it was terminating and dissolving as of April 30, 2022. Tribune is pursuing resolutions of the remaining proofs of claim in light of the conclusion of the MDL litigation.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through June 30, 2022 would be approximately $145.0 million. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

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

A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Tax Court issued a separate opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until the tax issue was resolved by the Tax Court.

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

As of June 30, 2022, Nexstar believes the tax impact of applying the Tax Court opinion is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of the acquired Tribune entities, and with the exception of Tribune, all other entity audits have been resolved and closed. For Tribune, the IRS issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails with its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $15.0 million increase in its federal and state taxes payable and a $71.0 million increase in deferred income tax liability as of June 30, 2022. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax positions at June 30, 2022 and December 31, 2021.

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

Segment financial information is included in the following tables for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenue	2022	2021	2022	2021
Broadcast	$1,215.9	$1,108.3	$2,399.8	$2,200.6
Other	29.2	23.3	55.4	44.9
Total net revenue	$1,245.1	$1,131.6	$2,455.2	$2,245.5

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (loss)	2022	2021	2022	2021
Broadcast segment profit	$490.9	$408.6	$973.2	$823.0
Corporate (unallocated) and other	(46.4)	(37.1)	(89.9)	(75.5)
Depreciation and amortization	(116.9)	(113.7)	(233.6)	(226.9)
Payments for broadcast rights, net of amortization	5.3	15.0	10.9	29.7
Reimbursement from the FCC related to station repack	0.6	6.9	2.3	12.3
Miscellaneous, net	(0.1)	8.6	(0.1)	10.6
Income from operations	$333.4	$288.3	$662.8	$573.2

Assets	June 30, 2022	December 31, 2021
Broadcast(1)	$11,650.7	$12,038.8
Corporate (unallocated) and other	1,264.8	1,225.7
	$12,915.5	$13,264.5

Goodwill	June 30, 2022	December 31, 2021
Broadcast	$2,872.6	$2,872.6
Other	179.0	179.0
	$3,051.6	$3,051.6

(1) While the Company’s investment in TV Food Network ($1.042 billion at June 30, 2022 and $1.191 billion at December 31, 2021) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 4.

The following tables present the disaggregation of the Company’s revenue for the periods presented (in millions):

Three Months Ended June 30, 2022	Broadcast	Other	Consolidated
Core advertising	$413.0	$-	$413.0
Political advertising	86.7	-	86.7
Distribution	646.1	-	646.1
Digital	60.7	27.5	88.2
Other	9.4	1.7	11.1
Total net revenue	$1,215.9	$29.2	$1,245.1

Six Months Ended June 30, 2022	Broadcast	Other	Consolidated
Core advertising (local and national)	$841.1	$-	$841.1
Political advertising	110.4	-	110.4
Distribution	1,313.9	0.1	1,314.0
Digital	115.2	51.7	166.9
Other	19.2	3.6	22.8
Total net revenue	$2,399.8	$55.4	$2,455.2

Three Months Ended June 30, 2021	Broadcast	Other	Consolidated
Core advertising	$423.5	$-	$423.5
Political advertising	8.5	-	8.5
Distribution	617.0	-	617.0
Digital	51.5	21.9	73.4
Other	7.8	1.4	9.2
Total net revenue	$1,108.3	$23.3	$1,131.6

Six Months Ended June 30, 2021	Broadcast	Other	Consolidated
Core advertising (local and national)	$835.2	$-	$835.2
Political advertising	13.9	-	$13.9
Distribution	1,238.2	-	$1,238.2
Digital	98.4	41.4	$139.8
Other	14.9	3.5	$18.4
Total net revenue	$2,200.6	$44.9	$2,245.5

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three and six months ended June 30, 2022, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represents approximately 11% and 13% of the Company’s consolidated net revenues during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represents approximately 12% and 13% of the Company’s consolidated net revenues during the three and six months ended June 30, 2021.

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

Note 15: Subsequent Events

On July 27, 2022, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.90 per share of its common stock. The dividend is payable on August 25, 2022 to stockholders of record on August 11, 2022.

On July 27, 2022, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.5 billion of its common stock. From July 1, 2022 to August 4, 2022, we repurchased 645,844 shares of our common stock for $110.2 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the total remaining available amount under the existing and new share repurchase authorization was $1.622 billion.

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

Executive Summary

2022 Highlights

•
During the second quarter of 2022, net revenue increased by $113.5 million, or 10.0%, compared to the same period in 2021. The increase was primarily due to (i) an increase in political advertising revenue of our stations of $78.1 million, as 2022 is a Congressional election year, (ii) an increase in distribution revenue of Company stations of $29.2 million, and (iii) a net increase in digital revenue of $14.8 million. These increases were partially offset by a decrease in revenue from core advertising of $10.4 million.

•
On June 13, 2022, Nexstar’s shareholders approved an amendment to its certificate of incorporation to eliminate Nexstar’s Cass B common stock and Class C common stock, which classes of common stock had no shares issued and outstanding. The common stock (f/k/a Class A common stock) has been the only class of shares outstanding since 2013. The elimination of Class B common stock and Class C common stock became effective upon the filing of the certificate of amendment to certificate of incorporation with the Secretary of State of the State of Delaware on June 27, 2022.

•
In June 2022, Nexstar’s NewsNation network expanded its morning news programming with the addition of “Early Morning,” a new one-hour cable news program. Following the addition of this new program, NewsNation currently offers a total of 86 hours of live national news, analysis, and talk every week, which is more than four times the number of news hours on the network at its launch in September 2020.

•
During the second quarter of 2022, we launched NextGen TV (or ATSC 3.0) in four additional markets - Greenville, SC, Fresno-Visalia, CA, Richmond-Petersburg, VA and Shreveport, LA.

•
During the three and six months ended June 30, 2022, we repurchased a total of 1,454,612 shares and 2,372,535 shares, respectively, of our common stock for $248.0 million and $406.1 million, respectively, funded by cash on hand.

•
On July 27, 2022, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.5 billion of its common stock. From July 1, 2022 to August 4, 2022, we repurchased 645,844 shares of our common stock for $110.2 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the total remaining available amount under the existing and new share repurchase authorization was $1.622 billion.

•
For each of the first two quarters of 2022, our Board of Directors declared and paid cash dividends of $0.90 per share of our outstanding common stock, or total dividend payments of $73.4 million.

•
During the three and six months ended June 30, 2022, we received $31.0 million and $223.8 million, respectively, in cash distribution from our 31.3% equity method investment in TV Food Network.

•
During the second quarter of 2022, Nexstar completed the sale of a real estate asset located in Chicago for gross cash proceeds of $45.3 million.

Debt Transactions

•
On June 21, 2022, Nexstar and Mission Broadcasting, Inc. (“Mission”), an independently owned VIE consolidated by Nexstar, amended their respective credit agreements (also herein referred to as senior secured credit facilities). The Nexstar amendment provides for a new $2,425.0 million Term Loan A borrowing (the “2022 Nexstar Term Loan A Facility”) and a new revolving credit facility in an aggregate principal amount of $550.0 million (the “2022 Nexstar Revolving Credit Facility”). The Mission amendment provides for a new revolving credit facility in an aggregate principal amount of $75.0 million (the “2022 Mission Revolving Credit Facility”). The 2022 Nexstar Term Loan A Facility, 2022 Nexstar Revolving Credit Facility and the 2022 Mission Revolving Credit Facility have a maturity date of June 21, 2027. The proceeds from the 2022 Nexstar Term Loan A Facility were used to pay off Nexstar’s existing Term Loan A due 2023, Term Loan A due 2024, Term Loan B due 2024 and to partially pay off Nexstar’s Term Loan B due 2026 amounting to $485.4 million, $583.9 million, $445.0 million and $900.0 million, respectively. Mission also drew $61.5 million from its 2022 Mission Revolving Credit Facility and utilized the proceeds to repay all of its outstanding borrowings under its existing 2018 revolving loan of $61.5 million.

•
In addition, during the six months ended June 30, 2022, we prepaid a total of $175.0 million in principal balance under our Term Loan B, funded by cash on hand.

•
During the six months ended June 30, 2022, the Company repaid scheduled principal maturities of $22.0 million under its term loans.

Overview of Operations

As of June 30, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV (“MNTV”) and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements.

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

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes in these entities because of (i) the local service agreements we have with their stations, (ii) our guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) our power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit us to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

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

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2022 is a mid-term election year, we expect an increase in political advertising revenue to be reported in 2022 compared to 2021.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue and each type of revenue as a percentage of total net revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Core advertising	$413.0	33.2	$423.5	37.5	$841.1	34.3	$835.2	37.2
Political advertising	86.7	7.0	8.5	0.8	110.4	4.5	13.9	0.6
Distribution	646.1	51.9	617.0	54.5	1,314.0	53.5	1,238.2	55.1
Digital	88.2	7.1	73.4	6.5	166.9	6.8	139.8	6.2
Other	11.1	0.8	9.2	0.7	22.8	0.9	18.4	0.9
Total net revenue	$1,245.1	100.0	$1,131.6	100.0	$2,455.2	100.0	$2,245.5	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations and each component of operating expense as a percentage of net revenue (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$1,245.1	100.0	$1,131.6	100.0	$2,455.2	100.0	$2,245.5	100.0
Operating expenses (income):
Corporate expenses	50.3	4.0	42.0	3.7	96.7	3.9	85.4	3.8
Direct operating expenses	501.6	40.3	462.4	40.8	991.6	40.4	911.7	40.6
Selling, general and administrative expenses, excluding corporate	216.3	17.4	200.5	17.7	417.7	17.0	400.5	17.8
Amortization of broadcast rights	27.4	2.1	31.6	2.9	55.2	2.3	62.5	2.8
Amortization of intangible assets	77.4	6.2	73.8	6.5	155.1	6.3	147.5	6.6
Depreciation of property and equipment	39.3	3.2	39.9	3.5	78.4	3.2	79.4	3.5
Reimbursement from the FCC related to station repack	(0.6)	-	(6.9)	(0.6)	(2.3)	(0.1)	(12.3)	(0.5)
Other	-	-	-	-	-	-	(2.4)	(0.1)
Total operating expenses	911.7		843.3		1,792.4		1,672.3
Income from operations	$333.4		$288.3		$662.8		$573.2

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $413.0 million for the three months ended June 30, 2022, compared to $423.5 million for the same period in 2021, a decrease of $10.5 million, or 2.5%. Key categories responsible for the decline were insurance, automotive, direct response, government services, and packaged goods, partially offset by increases in entertainment, home repair/manufacturing, carpet/floor covering, air conditioning/heating and fast food/restaurants. Automotive, our largest advertiser category, represented approximately 14% and 15% of our core advertising revenue for the three months ended June 30, 2022 and 2021, respectively. Overall, automotive advertising revenues decreased by approximately 9% during the quarter compared to 2021, primarily due to the current shortage in supply of chips and semiconductors which impacted the availability of automobiles for sale and the need by automotive dealers to advertise. To the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $86.7 million for the three months ended June 30, 2022, compared to $8.5 million for the same period in 2021, an increase of $78.2 million, as 2022 is a mid-term election year.

Distribution revenue was $646.1 million for the three months ended June 30, 2022, compared to $617.0 million for the same period in 2021, an increase of $29.1 million, or 4.7%. The increase was reflective of scheduled annual escalation of rates per subscriber and renewals of contracts in 2021 providing for higher rates per subscriber, partially offset by MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $88.2 million for the three months ended June 30, 2022, compared to $73.4 million for the same period in 2021, an increase of $14.8 million, or 20.2%. The increase was primarily due to incremental revenue from a digital business we acquired in 2021 of $9.1 million and a net increase in revenue from our stations and other digital businesses of $5.7 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $50.3 million for the three months ended June 30, 2022, compared to $42.0 million for the same period in 2021, an increase of $8.3 million (no significant change).

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses, were $717.9 million for the three months ended June 30, 2022, compared to $662.9 million for the same period in 2021, an increase of $55.0 million, or 8.3%, primarily due to (i) an increase in other operating expenses of $43.0 million, due to continued recovery from the COVID-19 pandemic, an increase in sales and promotional costs to drive revenue and an increase in NewsNation’s news related operating costs as it continues to shift its focus from syndicated programming to national newscast programs, (ii) incremental operating expenses associated with our digital business acquisition in 2021 of $7.0 million, and (iii) an increase in station programming costs of $5.0 million, due to network affiliation renewals and annual increases in network affiliation costs.

The following operating expenses did not significantly change during the three months ended June 30, 2022, compared to the same period in 2021:

•
Depreciation of property and equipment was $39.3 million for the three months ended June 30, 2022, compared to $39.9 million for the same period in 2021, a decrease of $0.6 million.
•
Amortization of intangible assets was $77.4 million for the three months ended June 30, 2022, compared to $73.8 million for the same period in 2021, an increase of $3.6 million.
•
Amortization of broadcast rights was $27.4 million for the three months ended June 30, 2022, compared to $31.6 million for the same period in 2021, a decrease of $4.2 million.

Income from Equity Method Investments, net

Income from equity method investments, net was $35.9 million for the three months ended June 30, 2022, compared to $27.1 million for the same period in 2021, an increase of $8.8 million primarily due to a decrease in the amortization of basis difference associated with our investment in TV Food Network of $19.4 million, partially offset by lower equity in income from this investment of $11.0 million. For additional information on basis difference in our investment in TV Food Network, refer to Note 4 to our Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was $75.4 million for the three months ended June 30, 2022, compared to $70.1 million for the same period in 2021, an increase of $5.3 million (no significant change).

Pension and Oher Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $10.8 million for the three months ended June 30, 2022, compared to $17.6 million for the same period in 2021, a decrease of $6.8 million (no significant change).

Income Taxes

Income tax expense was $71.6 million for the three months ended June 30, 2022 compared to $70.7 million for the same period in 2021. The effective tax rates were 24.0% and 26.2% for each of the respective periods. A common control transaction in 2021 increased tax expense by $2.7 million resulting in a 1.0% decrease to the effective tax rate between the two periods. Additionally, changes in the valuation allowance resulted in an incremental income tax benefit of $3.1 million, or a 1.1% decrease to the effective tax rate in 2022.

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

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy stations include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy stations’ amounts presented in each quarter.

Revenue

Core advertising revenue was $841.1 million for the six months ended June 30, 2022, compared to $835.2 million for the same period in 2021, an increase of $5.9 million, or 0.7%. Key categories driving the increase were entertainment, travel, telecom, home repair/manufacturing, air conditioning/heating partially offset by decreases in by automotive, direct response, insurance, packaged goods and government services. Automotive, our largest advertiser category, represented approximately 14% and 17% of our core advertising revenue for the six months ended June 30, 2022 and 2021, respectively. Overall, automotive advertising revenues decreased by approximately 17% during the quarter compared to 2021, primarily due to the current shortage in supply of chips and semiconductors which impacted the availability of automobiles for sale and the need by automotive dealers to advertise. While we are encouraged by the positive trends we saw during the six months ended June 30, 2022, to the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $110.4 million for the six months ended June 30, 2022, compared to $13.9 million for the same period in 2021, an increase of $96.5 million, as 2022 is a mid-term election year.

Distribution revenue was $1,314.0 million for the six months ended June 30, 2022, compared to $1,238.2 million for the same period in 2021, an increase of $75.8 million, or 6.1%. The increase was reflective of scheduled annual escalation of rates per subscriber and renewals of contracts in 2021 providing for higher rates per subscriber, partially offset by MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $166.9 million for the six months ended June 30, 2022, compared to $139.8 million for the same period in 2021, an increase of $27.1 million, or 19.4%. The increase was primarily due to incremental revenue from a digital business we acquired in 2021 of $17.9 million and a net increase in revenue from our stations and other digital businesses of $9.2 million.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $96.7 million for the six months ended June 30, 2022, compared to $85.4 million for the same period in 2021, an increase of $11.3 million primarily due to an increase in stock-based compensation of $4.2 million related to new equity incentive awards.

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses, were $1,409.3 million for the six months ended June 30, 2022, compared to $1,312.2 million for the same period in 2021, an increase of $97.1 million, or 7.4%, primarily due to (i) an increase in other operating expenses of $65.6 million, due to continued recovery from the COVID-19 pandemic, an increase in sales and promotional costs to drive revenue and an increase in NewsNation’s news related operating costs as it continues to shift its focus from syndicated programming to national newscast programs, (ii) an increase in station programming costs of $16.9 million, due to network affiliation renewals and annual increases in network affiliation costs, and (iii) incremental operating expenses associated with our digital business acquisition in 2021 of $14.6 million.

The following operating expenses did not significantly change during the six months ended June 30, 2022, compared to the same period in 2021:

•
Depreciation of property and equipment was $78.4 million for the six months ended June 30, 2022, compared to $79.4 million for the same period in 2021, a decrease of $1.0 million.
•
Amortization of intangible assets was $155.1 million for the six months ended June 30, 2022, compared to $147.5 million for the same period in 2021, an increase of $7.6 million.
•
Amortization of broadcast rights was $55.2 million for the six months ended June 30, 2022, compared to $62.5 million for the same period in 2021, a decrease of $7.3 million.

Certain of the Company’s stations were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels and spent costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. In the six months ended June 30, 2022 and 2021, the Company received $2.3 million and $12.3 million, respectively, in reimbursements from the FCC which it recognized as operating income. The Company is in the final stages of requesting and receiving reimbursements for the costs of repacking these stations, as the FCC is now closing out its process for such reimbursements.

Income from Equity Method Investments, net

Income from equity method investments, net was $73.6 million for the six months ended June 30, 2022, compared to $56.9 million for the same period in 2021, an increase of $16.7 million primarily due to a decrease in the amortization of basis difference associated with our investment in TV Food Network of $38.8 million, partially offset by lower equity in income from this investment of $22.5 million. For additional information on basis difference in our investment in TV Food Network, refer to Note 4 to our Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was $144.6 million for the six months ended June 30, 2022, compared to $142.2 million for the same period in 2021, an increase of $2.4 million (no significant change).

Pension and Oher Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $21.7 million for the six months ended June 30, 2022, compared to $35.3 million for the same period in 2021, a decrease of $13.6 million primarily due to lower estimated expected return on plan assets of $10.6 million and higher estimated interest cost of $3.4 million.

Income Taxes

Income tax expense was $124.1 million for the six months ended June 30, 2022 compared to $130.4 million for the same period in 2021. The effective tax rates were 20.6% and 24.6% for each of the respective periods. In 2022, the income tax benefit attributable to excess benefit on stock options and restricted stock units increased by $22.6 million, or a 3.6% decrease to the effective tax rate. Changes in the valuation allowance also increased the income tax benefit in 2022 by $7.1 million, or a 1.3% decrease to the effective tax rate. Additionally, certain state contingency reserves were reduced by $6.5 million in 2021 resulting in an increase of 1.2% to the effective rate between the two periods.

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

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. In 2022 and in 2021, the Company continued to recover from the ongoing effects of the COVID-19 pandemic since its adverse impact in 2020. During the three and six months ended June 30, 2022, the Company continued to be profitable and continued to generate positive cash flows from its operations. Its current year to date financial results were also higher than the comparable prior year, primarily due to increases in political advertising revenue and distribution revenue. Nexstar’s market capitalization also continued to increase and exceed the carrying amount of its equity by a substantial amount. Overall, the ongoing COVID-19 pandemic did not have a material impact on the Company’s liquidity. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. In June 2022, Nexstar and Mission amended each of their senior secured credit facilities and refinanced certain of Nexstar’s outstanding term loans and Nexstar's and Mission's revolving credit facilities with new facilities extending the maturity dates to June 2027.

The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain and cannot reasonably be predicted, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that the COVID-19 pandemic continues, how fast economies will fully recover after the COVID-19 pandemic has passed, and the length of time needed to improve global disruptions and delays in the supply chain.

As of June 30, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$809.0	$595.6
Net cash used in investing activities	(14.8)	(43.1)
Net cash used in financing activities	(708.7)	(391.9)
Net increase in cash, cash equivalents and restricted cash	$85.5	$160.6
Cash paid for interest	$144.3	$141.1
Income taxes paid, net of refunds	$178.3	$172.8

	As of June 30,	As of December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$292.0	$206.5

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $213.4 million during the six months ended June 30, 2022, compared to the same period in 2021. This was primarily due to an increase in operating income (excluding non-cash transactions) of $119.8 million, source of cash resulting from timing of accounts receivable collections of $54.9 million, an increase in distribution from our equity investment in TV Food Network of $16.7 million, and lower payments for broadcast rights of $26.2 million. These increases were partially offset by timing of payments to our vendors of $2.5 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $14.8 million and $43.1 million during the six months ended June 30, 2022 and 2021, respectively.

In 2022, we spent a total of $63.0 million in capital expenditures, partially offset by the proceeds from sale of a real estate of $44.8 million.

In 2021, we spent a total of $66.9 million in capital expenditures and $8.4 million to acquire a television station and certain license assets. The decreases were partially offset by the proceeds from the sale of stations and entities and asset disposals of $16.7 million and reimbursements from the FCC related to station repack of $12.3 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $708.7 million and $391.9 million during the six months ended June 30, 2022 and 2021, respectively.

In 2022, we received $2,420.2 million (net of capitalized lenders’ fees of $4.8 million) from our new Term Loan A due 2027 and utilized $2,414.3 million to repay our existing Term Loan A due 2023, Term Loan A due 2024, Term Loan B due 2024 and a portion of Term Loan B due 2026. We prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $175.0 million and made scheduled principal payments on Company term loans of $22.0 million, paid dividends to our common stockholders of $73.4 million ($0.90 per share per quarter), repurchased common shares of $406.1 million, paid cash for taxes in exchange for shares of common stock withheld of $12.5 million resulting from net share settlements of certain stock-based compensation, paid contingent consideration in connection with a past acquisition of $13.9 million, paid for software obligations of $9.1 million and made distribution to a noncontrolling interest of $6.5 million. These outflows were partially offset by the proceeds from the exercise of stock options during the year amounting to $6.4 million. Mission also drew $61.5 million from its 2022 Mission Revolving Credit Facility and utilized the proceeds to repay all of its outstanding borrowings under its existing 2018 revolving loan of $61.5 million.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $75.0 million and made scheduled principal payments on our Term Loan A due 2024 of $10.7 million, paid dividends to our common stockholders of $60.2 million ($0.70 per share during each quarter), repurchased common shares of $258.9 million, paid cash for taxes in exchange for shares of common stock withheld of $10.9 million resulting from net share settlements of certain stock-based compensation, and paid finance lease and software obligations of $9.6 million. Mission also received a $298.5 million (net of $1.5 million discount) from its new Term Loan B due 2028 and utilized $268.0 million to repay a portion of its revolving loans.

Subsequent Financing Activities

On July 27, 2022, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.90 per share of its common stock. The dividend is payable on August 25, 2022 to stockholders of record on August 11, 2022.

On July 27, 2022, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.5 billion of its common stock. From July 1, 2022 to August 4, 2022, we repurchased 645,844 shares of our common stock for $110.2 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the total remaining available amount under the existing and new share repurchase authorization was $1.622 billion.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Long-term debt

As of June 30, 2022, the Company had total outstanding debt of $7.234 billion, net of unamortized financing costs, discounts and premium, which represented 71.6% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of June 30,	As of December 31,
	2022	2021
Nexstar senior secured credit facility	$4,144.3	$4,329.1
Mission senior secured credit facility	359.3	360.8
5.625% Notes due 2027	1,785.0	1,785.0
4.75% Notes due 2028	1,000.0	1,000.0
	7,288.6	7,474.9
Less: Unamortized financing costs, discounts and premium, net	(54.6)	(59.8)
Total outstanding debt	$7,234.0	$7,415.1

Unused revolving loan commitments under senior secured credit facilities (1)	$543.3	$363.2

(1)
Based on covenant calculations as of June 30, 2022, all of the $529.8 million (net of outstanding standby letters of credit of $20.2 million) and $13.5 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2022 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Nexstar senior secured credit facility	$4,144.3	$121.3	$242.5	$3,780.5	$-
Mission senior secured credit facility	359.3	3.0	6.0	67.5	282.8
5.625% Notes due 2027	1,785.0	-	-	-	1,785.0
4.75% Notes due 2028	1,000.0	-	-	-	1,000.0
	$7,288.6	$124.3	$248.5	$3,848.0	$3,067.8

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

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2022, we were in compliance with our financial covenant. We believe Nexstar and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due 2027 and 4.75% Notes due 2028 for a period of at least the next 12 months from June 30, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2022, we had outstanding standby letters of credit with various financial institutions amounting to $20.2 million, of which $16.7 million was in support of certain worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	June 30, 2022	December 31, 2021
Current assets - external	$1,450.0	$1,407.6
Current assets - due from consolidated entities outside of Obligor Group	36.3	37.2
Total current assets	$1,486.3	$1,444.8
Noncurrent assets - external(1)	10,245.8	10,479.5
Noncurrent assets - due from consolidated entities outside of Obligor Group	55.9	55.8
Total noncurrent assets	$10,301.7	$10,535.3
Total current liabilities	$742.7	$783.8
Total noncurrent liabilities	$9,291.3	$9,610.2
Noncontrolling interests	$-	$6.5

(1)
Excludes Issuer’s equity investments of $1.064 billion and $1.219 billion as of June 30, 2022 and December 31, 2021, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due 2028 and 5.625% Notes due 2027. For additional information on equity investments, refer to Note 4 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Six Months Ended
June 30, 2022
Net revenue - external	$2,446.6
Net revenue - from consolidated entities outside of Obligor Group	8.1
Total net revenue	2,454.7
Costs and expenses - external	1,780.6
Costs and expenses - to consolidated entities outside of Obligor Group	9.8
Total costs and expenses	1,790.4
Income from operations	$664.3
Net income	$405.4
Net income attributable to Obligor Group	$405.4
Income from equity method investments, net	$73.6

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that as of June 30, 2022, there has been no material change to this information.

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

The term loan borrowings at June 30, 2022 under the Company’s senior secured credit facilities bear interest rates ranging from 3.19% to 4.29%, which represented (i) the base rate, the SOFR or the US LIBOR plus (ii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of June 30, 2022, an increase in each of SOFR and US LIBOR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $45.0 million (excluding tax effects). A decrease in each of SOFR and US LIBOR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $45.0 million (excluding tax effects). Our 5.625% Notes due 2027 and 4.75% Notes due 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2022, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2022, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2021, Nexstar’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, of which $638.2 million remained available as of December 31, 2021. During the six months ended June 30, 2022, Nexstar repurchased a total of 2.4 million shares of its common stock for $406.1 million, funded by cash on hand. As of June 30, 2022, the remaining available amount under the share repurchase authorization was $232.2 million.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended June 30, 2022 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April 5 - 27, 2022	370,619	$175.36	370,619	$415.1
May 17 - 31, 2022	411,902	$169.79	411,902	345.2
June 1 - 30, 2022	672,091	$168.19	672,091	232.2
	1,454,612	$170.47	1,454,612

On July 27, 2022, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $1.5 billion of its common stock. From July 1, 2022 to August 4, 2022, we repurchased 645,844 shares of our common stock for $110.2 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the total remaining available amount under the existing and new share repurchase authorization was $1.622 billion.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of Nexstar Media Group, Inc., as amended through August 5, 2022.*
10.1

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 5 dated as of June 21, 2022.*

10.2

Credit Agreement, dated as of January 17, 2017, by among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by the Amendment No. 6 dated June 21, 2022.*

10.3

Amendment to Executive Employment Agreement, dated as of August 1, 2022 between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 4, 2022.

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

Dated: August 5, 2022