Form 10-Q
period 2022-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2022-11-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 37,708,443 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$346.6	$190.9
Restricted cash and cash equivalents	15.6	15.6
Accounts receivable, net of allowance for doubtful accounts of $33.9 and $23.1, respectively	986.9	1,021.0
Broadcast rights	154.8	46.4
Prepaid expenses and other current assets	162.4	138.8
Total current assets	1,666.3	1,412.7
Property and equipment, net	1,491.0	1,512.5
Goodwill	3,051.6	3,051.6
FCC licenses	2,910.3	2,910.3
Network affiliation agreements, net	1,918.5	2,060.2
Other intangible assets, net	592.2	656.9
Investments	1,088.7	1,218.8
Assets held for sale, net	-	45.3
Other noncurrent assets, net	379.7	396.2
Total assets(1)	$13,098.3	$13,264.5
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$124.3	$47.2
Accounts payable	166.1	248.2
Broadcast rights payable	151.6	76.9
Accrued expenses	344.5	315.9
Operating lease liabilities	46.5	42.8
Deferred revenue	70.2	22.6
Other current liabilities	11.9	33.7
Total current liabilities	915.1	787.3
Debt	7,052.9	7,367.9
Deferred tax liabilities	1,714.9	1,728.5
Other noncurrent liabilities	467.0	523.3
Total liabilities(1)	10,149.9	10,407.0
Commitments and contingencies (Note 14)
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2022 and December 31, 2021	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,291,463 shares issued, 38,278,270 shares outstanding as of September 30, 2022 and 47,291,463 shares issued, 40,757,429 shares outstanding as of December 31, 2021	0.5	0.5
Additional paid-in capital	1,270.7	1,311.1
Accumulated other comprehensive income	141.3	141.6
Retained earnings	2,863.7	2,204.2
Treasury stock - at cost; 9,013,193 and 6,534,034 shares as of September 30, 2022 and December 31, 2021, respectively	(1,350.1)	(807.0)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,926.1	2,850.4
Noncontrolling interests	22.3	7.1
Total stockholdersʼ equity	2,948.4	2,857.5
Total liabilities and stockholdersʼ equity	$13,098.3	$13,264.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of September 30, 2022 and December 31, 2021 include certain assets held by consolidated VIEs of $306.3 million and $309.7 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of September 30, 2022 and December 31, 2021 include certain liabilities of consolidated VIEs of $156.8 million and $168.0 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$1,269.1	$1,157.0	$3,724.3	$3,402.5
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	511.1	480.1	1,502.7	1,391.8
Selling, general and administrative expenses, excluding depreciation and amortization	260.8	258.2	775.2	744.1
Amortization of broadcast rights	25.4	29.9	80.6	92.4
Amortization of intangible assets	76.8	75.7	231.9	223.2
Depreciation of property and equipment	40.2	41.3	118.6	120.7
Reimbursement from the FCC related to station repack	(0.5)	(5.6)	(2.8)	(17.9)
Other	-	-	-	(2.4)
Total operating expenses	913.8	879.6	2,706.2	2,551.9
Income from operations	355.3	277.4	1,018.1	850.6
Gain on bargain purchase	54.1	-	54.1	-
Income from equity method investments, net	36.6	20.8	110.2	77.7
Interest expense, net	(88.6)	(70.4)	(233.2)	(212.6)
Pension and other postretirement plans credit, net	11.0	17.7	32.7	53.0
Other (expenses) income, net	1.0	(10.5)	(10.5)	(4.3)
Income before income taxes	369.4	235.0	971.4	764.4
Income tax expense	(81.9)	(65.9)	(206.0)	(196.3)
Net income	287.5	169.1	765.4	568.1
Net loss attributable to noncontrolling interests	1.2	0.5	2.4	2.5
Net income attributable to Nexstar Media Group, Inc.	$288.7	$169.6	$767.8	$570.6

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$7.45	$4.07	$19.21	$13.42
Diluted	$7.30	$3.90	$18.81	$12.84

Weighted average number of common shares outstanding:
Basic (in thousands)	38,767	41,676	39,964	42,520
Diluted (in thousands)	39,560	43,476	40,816	44,422

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2022 and 2021

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of June 30, 2022	47,291,463	$0.5	$1,257.9	$2,609.9	$141.3	(7,867,571)	$(1,139.9)	$(0.6)	$2,869.1
Purchase of treasury stock	-	-	-	-	-	(1,197,138)	(215.2)	-	(215.2)
Stock-based compensation expense	-	-	17.2	-	-	-	-	-	17.2
Vesting of restricted stock units and exercise of stock options	-	-	(4.4)	-	-	51,516	5.0	-	0.6
Dividends declared on common stock ($0.90 per share)	-	-	-	(34.9)	-	-	-	-	(34.9)
Noncontrolling interests from a business combination (see Note 3)	-	-	-	-	-	-	-	24.2	24.2
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(0.1)	(0.1)
Net income (loss)	-	-	-	288.7	-	-	-	(1.2)	287.5
Balances as of September 30, 2022	47,291,463	$0.5	$1,270.7	$2,863.7	$141.3	(9,013,193)	$(1,350.1)	$22.3	$2,948.4

Balances as of June 30, 2021	47,291,463	$0.5	$1,327.2	$1,823.7	$34.5	(5,135,854)	$(575.7)	$15.1	$2,625.3
Purchase of treasury stock	-	-	-	-	-	(980,770)	(144.3)	-	(144.3)
Stock-based compensation expense	-	-	12.3	-	-	-	-	-	12.3
Vesting of restricted stock units and exercise of stock options	-	-	(4.1)	-	-	43,400	4.4	-	0.3
Dividends declared on common stock ($0.70 per share)	-	-	-	(29.3)	-	-	-	-	(29.3)
Net income (loss)	-	-	-	169.6	-	-	-	(0.5)	169.1
Balances as of September 30, 2021	47,291,463	$0.5	$1,335.4	$1,964.0	$34.5	(6,073,224)	$(715.6)	$14.6	$2,633.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2022 and 2021

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2021	47,291,463	$0.5	$1,311.1	$2,204.2	$141.6	(6,534,034)	$(807.0)	$7.1	$2,857.5
Purchase of treasury stock	-	-	-	-	-	(3,569,673)	(621.3)	-	(621.3)
Stock-based compensation expense	-	-	43.4	-	-	-	-	-	43.4
Vesting of restricted stock units and exercise of stock options	-	-	(83.8)	-	-	1,090,514	78.2	-	(5.6)
Dividends declared on common stock ($2.70 per share)	-	-	-	(108.3)	-	-	-	-	(108.3)
Noncontrolling interests from a business combination (see Note 3)	-	-	-	-	-	-	-	24.2	24.2
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(6.6)	(6.6)
Other	-	-	-	-	(0.3)	-	-	-	(0.3)
Net income (loss)	-	-	-	767.8	-	-	-	(2.4)	765.4
Balances as of September 30, 2022	47,291,463	$0.5	$1,270.7	$2,863.7	$141.3	(9,013,193)	$(1,350.1)	$22.3	$2,948.4

Balances as of December 31, 2020	47,291,463	$0.5	$1,362.5	$1,488.0	$34.5	(4,034,635)	$(367.1)	$18.5	$2,536.9
Purchase of treasury stock	-	-	-	-	-	(2,715,462)	(403.2)	-	(403.2)
Stock-based compensation expense	-	-	34.3	-	-	-	-	-	34.3
Vesting of restricted stock units and exercise of stock options	-	-	(61.9)	-	-	676,873	54.7	-	(7.2)
Dividends declared on common stock ($2.10 per share)	-	-	-	(89.5)	-	-	-	-	(89.5)
Change in reporting entity resulting from common control transactions	-	-	0.5	(5.1)	-			(1.8)	(6.4)
Other	-	-	-	-	-	-	-	0.4	0.4
Net income (loss)	-	-	-	570.6	-	-	-	(2.5)	568.1
Balances as of September 30, 2021	47,291,463	$0.5	$1,335.4	$1,964.0	$34.5	(6,073,224)	$(715.6)	$14.6	$2,633.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$765.4	$568.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	231.9	223.2
Amortization of broadcast rights	80.6	92.4
Depreciation of property and equipment	118.6	120.7
Stock-based compensation expense	43.4	34.3
Amortization of debt financing costs, debt discounts and premium	10.0	11.2
Deferred income taxes	(32.1)	5.9
Loss (gain) on disposal of assets	0.6	(8.8)
Spectrum repack reimbursements	(2.8)	(17.9)
Payments for broadcast rights	(97.1)	(133.0)
Gain on bargain purchase	(54.1)	-
Income from equity method investments, net	(110.2)	(77.7)
Distribution from equity method investments - return on capital	234.8	222.4
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	80.9	(10.8)
Prepaid expenses and other current assets	12.6	4.8
Accounts payable	(80.1)	(32.5)
Accrued expenses and other current liabilities	45.0	(6.4)
Income tax payable	(36.0)	(49.8)
Other noncurrent liabilities	(37.2)	(66.0)
Other	10.8	1.5
Net cash provided by operating activities	1,185.0	881.6
Cash flows from investing activities:
Purchases of property and equipment	(100.0)	(105.0)
Proceeds from sale of real estate and other assets	45.0	16.6
Payments for acquisitions, net of cash acquired	-	(138.8)
Cash acquired on business acquisition	28.9	-
Deposits received associated with the sale of real estate assets	13.0	10.0
Spectrum repack reimbursements	2.8	17.9
Other investing activities, net	(0.6)	5.5
Net cash used in investing activities	(10.9)	(193.8)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	2,480.4	321.0
Repayments of long-term debt	(2,730.3)	(454.0)
Purchase of treasury stock	(621.3)	(403.2)
Common stock dividends paid	(108.3)	(89.5)
Payments for capitalized software obligations	(11.4)	(12.5)
Cash paid for shares withheld for taxes	(12.6)	(10.9)
Payments for contingent consideration in connection with a past acquisition	(13.9)	-
Other financing activities, net	(1.0)	2.4
Net cash used in financing activities	(1,018.4)	(646.7)
Net increase in cash, cash equivalents and restricted cash	155.7	41.1
Cash, cash equivalents and restricted cash at beginning of period	206.5	169.3
Cash, cash equivalents and restricted cash at end of period	$362.2	$210.4
Supplemental information:
Interest paid	$243.0	$220.3
Income taxes paid, net of refunds	$273.4	$247.4
Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$9.8	$8.9
Right-of-use assets obtained in exchange for operating lease obligations	$28.6	$41.6
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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of September 30, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV, and other broadcast television networks. As of September 30, 2022, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency discount). Through various local service agreements, we provide sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns NewsNation, a national news and general entertainment cable network, a recently acquired 75.0% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”) (see Note 3), two digital multicast networks and other multicast network services, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 120 local websites and 239 mobile applications, national digital properties including NewsNationNow, The Hill, BestReviews, and a suite of advertiser solutions.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar and the accounts of VIEs for which we are the primary beneficiary (see “Variable Interest Entities” section below). Noncontrolling interests represent the minority owners’ share in the equity of our recently acquired The CW (see Note 3) and the VIE owners’ share in profit or loss and equity of the consolidated VIEs. Noncontrolling interests are presented as a component separate from Nexstar’s stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Stockholders’ Equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

In 2022 and in 2021, the Company continued to recover from the ongoing effects of the COVID-19 pandemic since its adverse impact in 2020. However, the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain and cannot reasonably be predicted, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that the COVID-19 pandemic continues, how fast economies will fully recover after the COVID-19 pandemic has passed, and the length of time needed to improve global disruptions and delays in the supply chain.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of September 30, 2022, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 in its estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on its business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s condensed consolidated financial statements.

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

Variable Interest Entities

Nexstar may determine that an entity is a VIE as a result of local service agreements entered into with that entity. The term local service agreement generally refers to a contract whereby the owner-operator of a television station contracts with a third party (typically another television station owner–operator) to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control of and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (i) a time brokerage agreement (“TBA”) or a local marketing agreement (“LMA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (ii) a shared services agreement (“SSA”) which allows Nexstar to provide services to a station including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (iii) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of a station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

Consolidated VIEs

Nexstar consolidates entities in which it is deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes as a result of (i) local service agreements Nexstar has with the stations owned by these entities, (ii) Nexstar’s (excluding The CW) guarantee of the obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility (see Note 8), (iii) Nexstar having power over significant activities affecting these VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of these VIEs’ stations, subject to FCC consent.

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2022 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$5.8	$9.2
Accounts receivable, net	28.9	21.1
Prepaid expenses and other current assets	6.4	10.3
Total current assets	41.1	40.6
Property and equipment, net	56.6	57.5
Goodwill	150.5	150.5
FCC licenses	200.4	200.4
Network affiliation agreements and other intangible assets, net	78.6	85.2
Other noncurrent assets, net	81.1	85.4
Total assets	$608.3	$619.6

Current liabilities:
Current portion of debt	$3.0	$3.0
Other current liabilities	33.1	34.4
Total current liabilities	36.1	37.4
Debt	353.5	355.5
Deferred tax liabilities	36.9	41.8
Other noncurrent liabilities	88.1	92.6
Total liabilities	$514.6	$527.3

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	September 30, 2022	December 31, 2021
Current assets	$5.2	$5.1
Property and equipment, net	11.5	12.2
Goodwill	62.2	62.2
FCC licenses	200.4	200.4
Network affiliation agreements, net	26.1	28.5
Other noncurrent assets, net	0.9	1.3
Total assets	$306.3	$309.7

Current liabilities	$31.8	$33.7
Noncurrent liabilities	125.0	134.3
Total liabilities	$156.8	$168.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding - basic	38,767	41,676	39,964	42,520
Dilutive effect of equity incentive plan instruments	793	1,800	852	1,902
Weighted average shares outstanding - diluted	39,560	43,476	40,816	44,422

During the three and nine months ended September 30, 2022, stock options and restricted stock units to acquire or receive a weighted average of 41,000 shares and 14,000 shares (actual figures), respectively, of common stock were excluded from the computation of diluted earnings per share because their impact would have been anti-dilutive.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”). Together, these accounting updates provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contract; and changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. In June 2022, the Company applied the optional expedients provided by these accounting updates for contract modifications to the amendment of its senior credit facilities (see Note 8). The adoption of these accounting updates did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Note 3: Acquisitions

2022 Acquisition of The CW

On September 30, 2022, Nexstar completed its acquisition of a 75.0% ownership interest in The CW from affiliates of Paramount Global and Warner Bros. Discovery (collectively the “Sellers”) for no purchase consideration. Upon closing, each of the Sellers retained a 12.5% ownership interest and will continue to produce 12 original, scripted series for The CW primarily to air during the 2022 / 2023 broadcast season. The Sellers have granted Nexstar a call right and Nexstar has granted each of the Sellers a put right for the Seller’s ownership interests beginning in August 2024 and June 2026, respectively. The acquisition is expected to solidify Nexstar’s revenue opportunities as the largest CW affiliate, diversify its content outside of news, establish it as a participant in advertising video-on-demand services via The CW App and create value by improving The CW ratings, revenue, and profitability.

The transaction was accounted for under the acquisition method of accounting. Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired, liabilities assumed and the noncontrolling interests at the acquisition date are as follows (in millions):

Assets acquired
Cash and cash equivalents	$28.9
Accounts receivable	56.3
Broadcast rights	123.6
Intangible assets	16.6
Other noncurrent assets	6.7
Total assets acquired	232.1
Liabilities assumed:
Accounts payable and accrued expenses	(25.6)
Broadcast rights payable	(96.9)
Deferred tax liabilities	(18.5)
Other liabilities	(12.8)
Total liabilities assumed	(153.8)
Net assets acquired	78.3
Consideration paid	-
Noncontrolling interests	(24.2)
Gain on bargain purchase	$54.1

Broadcast rights and broadcast rights payable (related party balances) pertains to The CW’s costs of acquiring programming from the Sellers and were valued using the replacement cost method as of Nexstar’s acquisition due to their short-term nature. Broadcast rights (of which majority are included in the current assets) will be amortized beginning in the fourth quarter of 2022.

As a result of the acquisition, Nexstar recognized a gain on bargain purchase of $54.1 million representing the excess of the fair value of the net assets acquired over the $0 purchase consideration paid and the fair value of the noncontrolling interests. This gain is presented as a separate line item in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022. Nexstar believes it was able to acquire The CW for $0 purchase consideration due to the recurring losses of The CW and its position as the largest affiliate of The CW which it believes limited the number of interested acquirers, Nexstar’s agreement to commit The CW to acquire additional programming from the Sellers for the 2022 / 2023 broadcast season, and Nexstar’s agreement to allow the Sellers to distribute certain short and long-term accounts receivables related to previously-aired programming to the Sellers prior to closing.

The intangible assets will be amortized over an estimated useful life of 4.5 years beginning in the fourth quarter of 2022.

During the three and nine months ended September 30, 2022, transaction costs related to this acquisition were not material. The CW’s operating results will be included in our consolidated statements of operations beginning in the fourth quarter of 2022.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information has been presented for the periods indicated as if Nexstar’s acquisition of The CW had occurred on January 1, 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$1,370.6	$1,261.1	$4,026.8	$3,691.6
Income before income taxes	248.0	157.9	642.5	483.6
Net income	178.9	106.5	488.4	350.6
Net income attributable to Nexstar	198.4	127.4	562.8	439.6

The unaudited pro forma financial information combines the historical results of operations, adjusted for business combination accounting effects including transaction costs, the gain on bargain purchase, the amortization charges from acquired intangible assets and the related tax effects.

The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of The CW had taken place on January 1, 2021, because the pro forma results do not reflect expected synergies.

2021 Acquisition of The Hill

On August 20, 2021, pursuant to a merger agreement, Nexstar acquired 100% of the outstanding equity of News Communications, Inc. (“NCI”), then a Nevada corporation, for a total cash consideration of approximately $137.7 million, including preliminary working capital adjustments, funded by cash on hand. NCI is the owner of “The Hill,” an independent, political digital media platform. On August 27, 2021, NCI received approval for its conversion from a Nevada corporation to a Delaware corporation. The acquisition marked the continuation of Nexstar’s content-first strategy designed to further leverage and monetize its expansive digital reach.

The fair values of the assets acquired and liabilities assumed are as follows (in millions):

Assets acquired
Cash and cash equivalents	$7.7
Accounts receivable, net	8.2
Prepaid expenses and other current assets	0.3
Property and equipment	0.7
Goodwill	69.1
Other intangible assets	67.9
Other noncurrent assets	3.1
Total assets acquired	157.0
Accounts payable	(1.0)
Accrued expenses	(2.2)
Other current liabilities	(1.1)
Deferred tax liabilities	(12.6)
Other noncurrent liabilities	(2.4)
Total net assets acquired	$137.7

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

Note 4: Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (dollars in millions):

	Estimated	September 30, 2022			December 31, 2021
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125.2	$(1,206.7)	$1,918.5	$3,125.2	$(1,065.0)	$2,060.2
Other definite-lived intangible assets	1-20	1,070.6	(478.4)	592.2	1,045.0	(388.1)	656.9
Other intangible assets		$4,195.8	$(1,685.1)	$2,510.7	$4,170.2	$(1,453.1)	$2,717.1

The decrease in definite-lived intangible assets was primarily due to amortization, partially offset by the acquisition of The CW (see Note 3).

The following table presents the Company’s estimate of amortization expense for the remainder of 2022, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2022 (in millions):

Remainder of 2022	$76.2
2023	297.3
2024	294.2
2025	289.9
2026	265.4
2027	252.6
Thereafter	1,035.1
$2,510.7

The amounts recorded to goodwill and FCC licenses were as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2021	$3,141.4	$(89.8)	$3,051.6	$2,957.7	$(47.4)	$2,910.3
Balances as of September 30, 2022	$3,141.4	$(89.8)	$3,051.6	$2,957.7	$(47.4)	$2,910.3

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2022, the Company did not identify events that would trigger impairment assessments.

Note 5: Investments

The Company’s investments and their book value balances consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Equity method investments	$1,086.5	$1,208.9
Other equity investments	2.2	9.9
Total investments	$1,088.7	$1,218.8

Equity Method Investments

During the three and nine months ended September 30, 2022, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three and nine months ended September 30, 2022 and 2021, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from equity method investments, net, before amortization of basis difference	$54.1	$55.1	$162.7	$185.9
Amortization of basis difference	(17.5)	(34.3)	(52.5)	(108.2)
Income from equity method investments, net	$36.6	$20.8	$110.2	$77.7

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

TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, offering quality television, video, internet and mobile entertainment and information focusing on food and entertaining.

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

As of September 30, 2022, Nexstar’s investment in TV Food Network had a book value of $1.069 billion, compared to $1.191 billion as of December 31, 2021.

As of September 30, 2022, Nexstar had a remaining share in amortizable basis difference of $483.9 million related to its investment in TV Food Network. This remaining amortizable basis difference had a remaining useful life of approximately 7 years as of September 30, 2022. As of December 31, 2021, Nexstar had a remaining share in amortizable basis difference of $536.1 million related to its investment in TV Food Network.

During the three months ended September 30, 2022, the Company received cash distributions from TV Food Network of $10.7 million, recognized income on equity of this investment of $55.1 million, and recorded amortization of basis difference (expense) related to this investment of $17.4 million.

During the nine months ended September 30, 2022, the Company received cash distributions from TV Food Network of $234.5 million, recognized income on equity of this investment of $165.0 million, and recorded amortization of basis difference (expense) related to this investment of $52.2 million.

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$309.8	$310.2	$976.4	$980.0
Costs and expenses	130.9	132.4	448.6	384.0
Income from operations	178.9	177.8	527.9	595.9
Net income	176.0	178.4	527.1	601.7
Net income attributable to Nexstar Media Group, Inc.	55.1	55.8	165.0	188.3

During the three and nine months ended September 30, 2022, there were no events or changes in circumstance that triggered the Company for an evaluation of its equity method investments for other-than-temporary impairment.

Note 6: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Compensation and related taxes	$111.2	$120.2
Interest payable	42.5	62.3
Network affiliation fees	76.4	45.9
Other	114.4	87.5
	$344.5	$315.9

Note 7: Retirement and Postretirement Plans

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension and other postretirement benefit plans (“OPEB”) (in millions):

	Pension Benefit Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Service cost	$0.3	$0.3	$-	$-
Interest cost	11.6	9.9	0.1	0.1
Expected return on plan assets	(22.7)	(28.0)	-	-
Amortization of prior service costs	-	0.3	-	-
Amortization of net loss	0.1	-	0.1	0.1
Net periodic benefit cost (credit)	$(10.7)	$(17.5)	$0.2	$0.2

	Pension Benefit Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$0.8	$0.9	$0.1	$-
Interest cost	34.8	29.7	0.3	0.3
Expected return on plan assets	(68.2)	(84.0)	-	-
Amortization of prior service costs	0.1	0.9	-	-
Amortization of net loss	0.2	-	0.3	0.3
Net periodic benefit cost (credit)	$(32.3)	$(52.5)	$0.7	$0.6

During the three and nine months ended September 30, 2022, Nexstar did not make contributions to its qualified pension benefit plans. Nexstar does not anticipate it will be required to make contributions to such pension benefit plans in 2022.

Note 8: Debt

Long-term debt consisted of the following (dollars in millions):

	September 30, 2022	December 31, 2021
Nexstar
Term Loan A, due October 2023	$-	$485.4
Term Loan A, due September 2024	-	604.4
Term Loan A, due June 2027	2,394.7	-
Term Loan B, due January 2024	-	595.0
Term Loan B, due September 2026	1,719.3	2,644.3
5.625% Notes, due July 2027	1,756.5	1,785.0
4.75% Notes, due November 2028	1,000.0	1,000.0
Mission
Term Loan B, due June 2028	297.0	299.3
Revolving loans, due June 2027	61.5	-
Revolving loans, due October 2023	-	61.5
Total outstanding principal	7,229.0	7,474.9
Less: unamortized financing costs and discount - Nexstar Term Loan A, due October 2023	-	(1.1)
Less: unamortized financing costs and discount - Nexstar Term Loan A, due September 2024	-	(5.1)
Less: unamortized financing costs and discount - Nexstar Term Loan A, due June 2027	(8.8)	-
Less: unamortized financing costs and discount - Nexstar Term Loan B, due January 2024	-	(5.6)
Less: unamortized financing costs and discount - Nexstar Term Loan B, due September 2026	(38.2)	(42.8)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes, due July 2027	4.5	5.2
Less: unamortized financing costs and discount - Nexstar 4.75% Notes, due November 2028	(7.3)	(8.1)
Less: unamortized financing costs and discount - Mission Term Loan B, due June 2028	(2.0)	(2.3)
Total outstanding debt	7,177.2	7,415.1
Less: current portion	(124.3)	(47.2)
Long-term debt, net of current portion	$7,052.9	$7,367.9

2022 Transactions

On June 21, 2022, Nexstar and Mission, an independently owned VIE consolidated by Nexstar, amended their respective credit agreements (also herein referred to as senior secured credit facilities). The amendments provided for the following:

•
$2,425.0 million in Nexstar Term Loan A, due June 2027
•
$550.0 million in Nexstar revolving credit facility, due June 2027 (no amounts were drawn from this facility as of September 30, 2022)
•
$75.0 million in Mission revolving credit facility, due June 2027 (Mission borrowed $61.5 million from this facility on June 21, 2022)

The proceeds from the Nexstar Term Loan A, due June 2027 were used to repay the following on June 21, 2022:

•
$485.4 million of Nexstar Term Loan A, due October 2023
•
$583.9 million of Nexstar Term Loan A, due September 2024
•
$445.0 million of Nexstar Term Loan B, due January 2024
•
$900.0 million of Nexstar Term Loan B, due September 2026

On June 21, 2022, Mission repaid the outstanding principal under its revolving loans, due October 2023 of $61.5 million, funded by the amount borrowed from its revolving credit facility, due June 2027 described above.

Each of the above new loan and new revolving credit facilities has a five-year maturity and bears interest at a rate of term Secured Overnight Financing Rate (“SOFR”) for the applicable interest period plus a margin in the range of 1.25%–2.00% determined based on a leverage-based grid. The term SOFR for any interest period is the sum of the term SOFR screen rate published by the CME Group Benchmark Administration Limited (“CME”) term SOFR administrator plus a spread adjustment of 0.10%. The Nexstar Term Loan A, due June 21, 2027, has a 5% principal amortization each year, to be payable on a quarterly basis, with the remaining amount due at maturity. In connection with entry into the new loan and new revolving credit facilities, each of Nexstar and Mission also amended its respective credit agreement to, among others, streamline its notice obligations and update certain covenant terms, in each case, as set forth in such amended credit agreement. The remaining terms of each new loan and new revolving credit facilities are substantially the same as the existing terms in the Nexstar credit agreement in effect prior to the amendment and the Mission credit agreement in effect prior to the amendment, as applicable.

During the nine months ended September 30, 2022, Nexstar prepaid a total of $175.0 million in principal balance under its Term Loan B, repaid scheduled principal maturities of $53.1 million of its term loans, and repurchased and cancelled $28.5 million of its senior unsecured notes all funded by cash on hand.

As of September 30, 2022, the interest rates of the outstanding loans under the senior secured credit facilities were:

•
4.54% for Nexstar’s Term Loan A, due June 2027 (based on an applicable margin of 1.50%)
•
5.64% for Nexstar’s Term Loan B, due September 2026 (based on an applicable margin of 2.50%)
•
5.64% for Mission’s Term Loan B, due June 2028 (based on an applicable margin of 2.50%)
•
4.54% for Mission’s outstanding revolving loans, due June 2027 (based on an applicable margin of 1.50%)

Unused Commitments and Borrowing Availability

The Company had $529.1 million (net of outstanding standby letters of credit of $20.9 million) and $13.5 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2022. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2022, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, the other assets of consolidated VIEs unavailable to creditors of Nexstar (See Note 2) and the assets of The CW. Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of its default. Mission is a guarantor of Nexstar’s senior secured credit facility, Nexstar’s 5.625% Notes due July 2027 and Nexstar’s 4.750% Notes due 2028.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company (excluding the operating results of The CW which Nexstar acquired the majority ownership interest on September 30, 2022). The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2022, Nexstar was in compliance with its financial covenants.

Note 9: Leases

The Company as a Lessee

The Company has operating and finance leases for office space, tower facilities, antenna sites, studios and other real estate properties and equipment. The Company’s leases have remaining terms ranging from one month to 92 years, some of which may include options to extend the leases for periods ranging from two years to 99 years, and some of which may include options to terminate the leases within one year. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease contracts that the Company has executed but which had not yet commenced as of September 30, 2022 were not material. Finance lease contracts as of September 30, 2022 were also not material.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Operating lease right-of-use assets, net	Other noncurrent assets, net	$281.9	$288.3
Current operating lease liabilities	Operating lease liabilities	$46.5	$42.8
Noncurrent operating lease liabilities	Other noncurrent liabilities	$233.6	$237.9

Weighted Average Remaining Lease Term of Operating leases		8.2 years	8 years
Weighted Average Discount Rate of Operating leases		5.2%	5.1%

Operating lease expense for the three months ended September 30, 2022 was $14.9 million, of which $7.0 million and $7.9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended September 30, 2021 was $14.5 million, of which $6.9 million and $7.6 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the nine months ended September 30, 2022 was $44.7 million, of which $20.9 million and $23.8 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the nine months ended September 30, 2021 was $42.2 million, of which $20.1 million and $22.1 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $43.2 million and $37.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows (in millions):

Operating Leases
Remainder of 2022	$15.5
2023	57.4
2024	54.1
2025	40.6
2026	34.1
2027	24.4
Thereafter	126.4
Total future minimum lease payments	352.5
Less: imputed interest	(72.4)
Total	$280.1

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (dollars in millions):

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due October 2023(1)	$-	$-	$484.3	$483.8
Term Loan A, due September 2024(1)	-	-	599.3	602.0
Term Loan A, due June 2027(1)	2,385.9	2,343.0	-	-
Term Loan B, due January 2024(1)	-	-	589.4	593.5
Term Loan B, due September 2026(1)	1,681.1	1,696.4	2,601.5	2,638.5
5.625% Notes, due July 2027(2)	1,761.0	1,611.6	1,790.2	1,880.4
4.75% Notes, due November 2028(2)	992.7	855.0	991.9	1,022.3
Mission
Term Loan B, due June 2028(1)	295.0	291.3	297.0	299.7
Revolving loans due June 2027(1)	61.5	58.4	-	-
Revolving loans due October 2023(1)	-	-	61.5	61.2

(1)
The fair value of senior secured and revolving credit facilities is computed based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market. See Note 8 for information on changes in the carrying amounts of debt during 2022.
(2)
The fair value of the Company’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments. These fair value measurements are considered Level 2, as quoted market prices are available for low volume trading of these securities. See Note 8 for information on changes in the carrying amounts of debt during 2022.

During the three and nine months ended September 30, 2022, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

Note 11: Common Stock

On January 27, 2021, Nexstar’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, of which $638.2 million remained available as of December 31, 2021. On July 27, 2022, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.5 billion of its common stock. During the three and nine months ended September 30, 2022, Nexstar repurchased a total of 1.2 million shares and 3.6 million shares of its common stock for $215.2 million and $621.3 million, respectively, funded by cash on hand, which were accounted for as treasury stock. As of September 30, 2022, the remaining available amount under the share repurchase authorization was $1.517 billion.

Share repurchases may be made from time to time in open market transactions, block trades or private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On January 27, 2022, Nexstar’s Board of Directors approved a 29% increase in its quarterly cash dividend to $0.90 per share of outstanding common stock. During the three and nine months ended September 30, 2022, total dividend payments were $34.9 million and $108.3 million, respectively.

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

Note 12: Income Taxes

Income tax expense was $81.9 million for the three months ended September 30, 2022 compared to $65.9 million for the same period in 2021. The effective tax rates were 22.2% and 28.0% for each of the respective periods. Changes in the valuation allowance resulted in an incremental income tax benefit of $5.1 million, or a 2.0% decrease to the effective tax rate in 2022. The gain on bargain purchase arising from the acquisition of The CW (see Note 3) resulted in a 3.1% decrease to the effective tax rate. Additionally, a provision to return adjustment in 2021 of $2.1 million resulted in a decrease to the effective tax rate of 0.9%.

Income tax expense was $206.0 million for the nine months ended September 30, 2022 compared to $196.3 million for the same period in 2021. The effective tax rates were 21.2% and 25.7% for each of the respective periods. In 2022, the income tax benefit attributable to excess benefit on stock options and restricted stock units increased by $23.0 million, or a 2.1% decrease to the effective tax rate. Changes in the valuation allowance also increased the income tax benefit in 2022 by $12.2 million, or a 1.5% decrease to the effective tax rate. The gain on bargain purchase arising from the acquisition of The CW (see Note 3) resulted in a 1.2% decrease to the effective tax rate. Additionally, certain state contingency reserves were reduced by $7.4 million in 2021 resulting in an increase of 1.0% to the effective rate between the two periods.

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

In 2017, the Company received payment for eleven television stations that accepted bids and either moved to different channels or (in one case) discontinued operations. Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. The Company is in the final stages of obtaining reimbursements for the costs of repacking these stations.

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

Note 14: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of September 30, 2022, Mission had a maximum commitment of $372.0 million under its amended credit agreement, of which $358.5 million principal balance of debt was outstanding.

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

In connection with Nexstar’s acquisition of Tribune on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

Tribune Chapter 11 Reorganization and Confirmation Order Appeals— On December 8, 2008, Tribune and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On July 23, 2012, the Bankruptcy Court issued an order confirming the Fourth Amended Joint Plan of Reorganization for Tribune and its Subsidiaries (as such plan was subsequently modified by its proponents, the “Plan”). The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). The Bankruptcy Court has entered final decrees that have collectively closed all of the Debtors’ Chapter 11 cases except for Tribune’s Chapter 11 case, which continues to be administered under the caption In re Tribune Media Company Case No. 08-13141.

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of September 30, 2022, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $15.6 million and are estimated to be sufficient to satisfy such obligations.

As of September 30, 2022, all but three proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. The ultimate amounts to be paid in resolutions of the remaining proofs of claim continue to be subject to uncertainty. If the aggregate allowed amount of the remaining claims exceeds the restricted cash and cash equivalents held for satisfying such claims, Tribune would be required to satisfy the allowed claims from its cash on hand from operations.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court (the “Tax Court”) to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through September 30, 2022 would be approximately $150.0 million. In addition, if the IRS prevails with its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. Either party will have ninety days thereafter to file a notice of appeal to the Court of Appeals. The Company is currently evaluating an appeal for the holdings within the opinion which are unfavorable to the Company.

As of September 30, 2022, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune and a few of its subsidiaries were undergoing separate federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of the acquired Tribune entities, and with the exception of Tribune, all other entity audits have been resolved and closed. For Tribune, the IRS issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails with its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $15.0 million increase in its federal and state taxes payable and a $71.0 million increase in deferred income tax liability as of September 30, 2022. In accordance with ASC Topic 740, the Company has appropriately reflected $11.0 million for certain contested issues in its liability for unrecognized tax positions at September 30, 2022 and December 31, 2021.

Note 15: Segment Data

The Company’s reportable broadcast segment includes (i) television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) NewsNation, a national news and general entertainment cable network, (iii) two owned and operated digital multicast networks and other multicast network services, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) corporate functions, (ii) The CW, in which Nexstar acquired a majority interest on September 30, 2022 (The CW’s assets of $232.1 million were included in our consolidated balance sheet and its operating results will be included in our consolidated statements of operations beginning in the fourth quarter of 2022; see Note 3 for additional information on this acquisition), (iii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (iv) digital businesses and (v) eliminations.

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

Segment financial information is included in the following tables for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenue	2022	2021	2022	2021
Broadcast	$1,240.7	$1,129.5	$3,640.5	$3,330.1
Other	28.4	27.5	83.8	72.4
Total net revenue	$1,269.1	$1,157.0	$3,724.3	$3,402.5

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income (loss)	2022	2021	2022	2021
Broadcast segment profit	$514.3	$421.2	$1,487.5	$1,244.2
Corporate (unallocated) and other	(47.3)	(43.5)	(137.2)	(119.0)
Depreciation and amortization	(117.0)	(117.0)	(350.5)	(343.9)
Payments for broadcast rights, net of amortization	5.6	10.9	16.5	40.6
Reimbursement from the FCC related to station repack	0.5	5.6	2.8	17.9
Miscellaneous, net	(0.8)	0.2	(1.0)	10.8
Income from operations	$355.3	$277.4	$1,018.1	$850.6

Assets	September 30, 2022	December 31, 2021
Broadcast(1)	$11,585.4	$12,038.8
Corporate (unallocated) and other	1,512.9	1,225.7
	$13,098.3	$13,264.5

Goodwill	September 30, 2022	December 31, 2021
Broadcast	$2,872.6	$2,872.6
Other	179.0	179.0
	$3,051.6	$3,051.6

(1)
While the Company’s investment in TV Food Network ($1.069 billion at September 30, 2022 and $1.191 billion at December 31, 2021) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 5.

The following tables present the disaggregation of the Company’s revenue for the periods presented (in millions):

Three Months Ended September 30, 2022	Broadcast	Other	Consolidated
Core advertising	$399.7	$-	$399.7
Political advertising	129.3	-	129.3
Distribution	641.2	0.5	641.7
Digital	59.6	26.1	85.7
Other	10.9	1.8	12.7
Total net revenue	$1,240.7	$28.4	$1,269.1

Nine Months Ended September 30, 2022	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,240.8	$-	$1,240.8
Political advertising	239.7	-	239.7
Distribution	1,955.1	0.6	1,955.7
Digital	174.8	77.8	252.6
Other	30.1	5.4	35.5
Total net revenue	$3,640.5	$83.8	$3,724.3

Three Months Ended September 30, 2021	Broadcast	Other	Consolidated
Core advertising	$432.7	$-	$432.7
Political advertising	12.4	-	12.4
Distribution	618.7	0.1	618.8
Digital	55.5	25.6	81.1
Other	10.2	1.8	12.0
Total net revenue	$1,129.5	$27.5	$1,157.0

Nine Months Ended September 30, 2021	Broadcast	Other	Consolidated
Core advertising (local and national)	$1,267.9	$-	$1,267.9
Political advertising	26.3	-	$26.3
Distribution	1,856.9	0.1	$1,857.0
Digital	153.9	67.0	$220.9
Other	25.1	5.3	$30.4
Total net revenue	$3,330.1	$72.4	$3,402.5

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three and nine months ended September 30, 2022, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represents approximately 11% and 12% of the Company’s consolidated net revenues during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represents approximately 12% and 13% of the Company’s consolidated net revenues during the three and nine months ended September 30, 2021.

Advertising revenue (core, political and digital) is positively affected by national and regional political campaigns and certain events such as the Olympic Games or the Super Bowl. Company stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when congressional and/or presidential elections occur and advertising is aired during the Olympic Games.

The Company receives compensation from MVPDs and OVDs in return for the consent to the retransmission of the signals of its television stations and the carriage of NewsNation. Distribution revenue is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Note 16: Subsequent Events

From October 1, 2022 to November 7, 2022, we repurchased 570,514 shares of our common stock for $100.0 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the total remaining available amount under the existing and new share repurchase authorizations was $1.417 billion.

On October 19, 2022, a buyer exercised an option to purchase certain real estate property from Nexstar for gross cash proceeds of $201.5 million. Subject to the completion of certain closing conditions, Nexstar anticipates completing the sale in the fourth quarter of 2022. Nexstar estimates a pre-tax loss on disposal of approximately $36.0 million which will be recorded should the sale close. In the accompanying condensed consolidated balance sheets, the real estate was not classified as held for sale given the uncertainty associated with the exercise of the option as of September 30, 2022.

On October 28, 2022, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.90 per share of its common stock. The dividend is payable on November 28, 2022 to stockholders of record on November 14, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: the risks and uncertainties associated with the COVID-19 pandemic; general economic and market conditions, including inflation and increasing interest rates; any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

Executive Summary

2022 Highlights

•
During the third quarter of 2022, net revenue increased by $112.1 million, or 9.7%, compared to the same period in 2021. The increase was primarily due to an increase in political advertising revenue of our stations of $116.9 million, as 2022 is a Congressional election year, and an increase in distribution revenue of Company stations of $22.9 million. These increases were partially offset by a decrease in revenue from core advertising of $33.0 million.

•
On June 13, 2022, Nexstar’s shareholders approved an amendment to Nexstar’s certificate of incorporation to eliminate Nexstar’s Class B common stock and Class C common stock, which classes of common stock had no shares issued and outstanding. The common stock (f/k/a Class A common stock) has been the only class of shares outstanding since 2013. The elimination of Class B common stock and Class C common stock became effective upon the filing of the certificate of amendment to certificate of incorporation with the Secretary of State of the State of Delaware on June 27, 2022.

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

•
In June 2022, Nexstar completed the sale of a real estate asset located in Chicago for gross cash proceeds of $45.3 million.

•
On July 27, 2022, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.5 billion of its common stock. During the three and nine months ended September 30, 2022, we repurchased a total of 1,197,138 shares and 3,569,673 shares, respectively, of our common stock for $215.2 million and $621.3 million, respectively, funded by cash on hand. From October 1, 2022 to November 7, 2022, we repurchased 570,514 shares of our common stock for $100.0 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the total remaining available amount under the existing and new share repurchase authorizations was $1.417 billion.

•
For each of the three quarters of 2022, our Board of Directors declared and paid cash dividends of $0.90 per share of our outstanding common stock, or total dividend payments of $108.3 million.

•
During the three and nine months ended September 30, 2022, we received $10.7 million and $234.5 million, respectively, in cash distribution from our 31.3% equity method investment in TV Food Network.

•
Nexstar-owned and partner stations and NewsNation delivered mid-term election coverage, hosting 50 local and statewide candidate debates and forums from the primaries through Election Day.

•
On October 19, 2022, a buyer exercised its option to purchase certain of our real estate property for gross cash proceeds of $201.5 million. Subject to the completion of certain closing conditions, we anticipate completing the sale in the fourth quarter of 2022. We estimate a pre-tax loss on disposal of approximately $36.0 million which will be recorded should the sale close.

2022 Acquisition of The CW

•
On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW Network, LLC (“The CW”) from affiliates of Paramount Global and Warner Bros. Discovery (collectively the “Sellers”) for no purchase consideration. Upon closing, each of the Sellers retained a 12.5% ownership interest and will continue to produce 12 original, scripted series for The CW primarily to air during the 2022 / 2023 broadcast season. The Sellers have granted Nexstar a call right and Nexstar has granted each of the Sellers a put right for the Seller’s ownership interests beginning in August 2024 and June 2026, respectively. The acquisition is expected to solidify Nexstar’s revenue opportunities as the largest CW affiliate, diversify its content outside of news, establish it as a participant in advertising video-on-demand services via The CW App and create value by improving The CW ratings, revenue, and profitability. As a result of the acquisition, Nexstar recognized a gain on bargain purchase of $54.1 million in the third quarter of 2022 representing the excess of the fair value of the net assets acquired over the $0 purchase consideration and the fair value of noncontrolling interests. The CW’s operating results will be included in our consolidated statements of operations beginning in the fourth quarter of 2022. For additional information on this acquisition, see Note 3, “Acquisitions” to our Condensed Consolidated Financial Statements.

Debt Transactions

•
On June 21, 2022, Nexstar and Mission Broadcasting, Inc. (“Mission”), an independently owned VIE consolidated by Nexstar, amended their respective credit agreements (also herein referred to as senior secured credit facilities). The amendments provided for (i) a $2,425.0 million Nexstar Term Loan A, due June 2027, the proceeds of which were used to repay various Nexstar term loans with a total outstanding principal balance of $2,414.3 million, (ii) a $550.0 million Nexstar revolving credit facility, due June 2027, of which no amount was drawn as of September 30, 2022, (iii) a $75.0 million Mission revolving credit facility, of which $61.5 million was drawn and the proceeds used to repay the outstanding Mission revolving loan of $61.5 million.

•
During the nine months ended September 30, 2022, Nexstar prepaid a total of $175.0 million in principal balance under its Term Loan B, repaid scheduled principal maturities of $53.1 million of its term loans, and repurchased and cancelled $28.5 million of its senior unsecured notes all funded by cash on hand.

Overview of Operations

As of September 30, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV (“MNTV”) and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. We also own NewsNation, a national news and general entertainment cable network, a recently acquired 75.0% ownership interest in The CW, the fifth major broadcast network in the U.S., two digital multicast networks and other multicast network services, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 120 local websites and 239 mobile applications, national digital properties including NewsNationNow, The Hill, BestReviews, and a suite of advertiser solutions.

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes due July 2027 and our 4.75% Notes due November 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2022 and 2031) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes in these entities because of (i) the local service agreements we have with their stations, (ii) Nexstar’s (excluding The CW) guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) our power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit us to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

See Note 2, “Variable Interest Entities” to our unaudited Condensed Consolidated Financial Statements for additional information on VIEs, including a discussion of the local service agreements we have with these independent third parties.

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

The FCC has repurposed a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that did not relinquish their spectrum were “repacked” into the frequency band still remaining for television broadcast use. The Company has received payment for eleven television stations that accepted bids and either moved to different channels or (in one case) discontinued operations. Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. The Company is in the final stages of obtaining reimbursements for the costs of repacking these stations.

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when congressional and/or presidential elections occur and from advertising aired during the Olympic Games. As 2022 is a mid-term election year, we expect an increase in political advertising revenue to be reported in 2022 compared to 2021.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue and each type of revenue as a percentage of total net revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Core advertising	$399.7	31.4	$432.7	37.4	$1,240.8	33.3	$1,267.9	37.3
Political advertising	129.3	10.2	12.4	1.1	239.7	6.4	26.3	0.8
Distribution	641.7	50.6	618.8	53.5	1,955.7	52.5	1,857.0	54.6
Digital	85.7	6.8	81.1	7.0	252.6	6.8	220.9	6.5
Other	12.7	1.0	12.0	1.0	35.5	1.0	30.4	0.8
Total net revenue	$1,269.1	100.0	$1,157.0	100.0	$3,724.3	100.0	$3,402.5	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations and each component of operating expense as a percentage of net revenue (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$1,269.1	100.0	$1,157.0	100.0	$3,724.3	100.0	$3,402.5	100.0
Operating expenses (income):
Direct operating expenses	511.1	40.3	480.1	41.5	1,502.7	40.3	1,391.8	40.9
Selling, general and administrative expenses, excluding corporate	208.3	16.4	211.4	18.3	626.0	16.8	611.9	18.0
Corporate expenses	52.5	4.1	46.8	4.0	149.2	4.0	132.2	3.9
Amortization of broadcast rights	25.4	2.0	29.9	2.6	80.6	2.3	92.4	2.7
Amortization of intangible assets	76.8	6.0	75.7	6.5	231.9	6.2	223.2	6.6
Depreciation of property and equipment	40.2	3.2	41.3	3.6	118.6	3.2	120.7	3.5
Reimbursement from the FCC related to station repack	(0.5)	-	(5.6)	(0.5)	(2.8)	(0.1)	(17.9)	(0.5)
Other	-	-	-	-	-	-	(2.4)	(0.1)
Total operating expenses	913.8		879.6		2,706.2		2,551.9
Income from operations	$355.3		$277.4		$1,018.1		$850.6

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy business units include those business units that we owned or consolidated into our financial statements for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy business units’ amounts presented in each quarter.

Revenue

Core advertising revenue was $399.7 million for the three months ended September 30, 2022, compared to $432.7 million for the same period in 2021, a decrease of $33.0 million, or 7.6%, primarily due to a weaker national advertising market, the absence of advertising revenue from Olympics on our NBC affiliate stations and changes in the mix between our core and political advertising revenues. Key categories responsible for the decline were gaming/sports betting, government services, insurance, direct response, and medical/healthcare, partially offset by increases in drug stores/medication, automotive, home repair/manufacturing, attorneys and entertainment. Automotive, our largest advertiser category, represented approximately 16% and 14% of our core advertising revenue for the three months ended September 30, 2022 and 2021, respectively. Overall, automotive advertising revenues increased by approximately 5% during the quarter compared to 2021. To the extent that the COVID-19 pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $129.3 million for the three months ended September 30, 2022, compared to $12.4 million for the same period in 2021, an increase of $116.9 million, as 2022 is a mid-term election year.

Distribution revenue was $641.7 million for the three months ended September 30, 2022, compared to $618.8 million for the same period in 2021, an increase of $22.9 million, or 3.7%. The increase was reflective of scheduled annual escalation of rates per subscriber and renewals of contracts in 2021 providing for higher rates per subscriber, partially offset by MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $85.7 million for the three months ended September 30, 2022, compared to $81.1 million for the same period in 2021, an increase of $4.6 million, or 5.7% (no significant change).

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses, were $719.4 million for the three months ended September 30, 2022, compared to $691.5 million for the same period in 2021, an increase of $27.9 million, or 4.0%, primarily due to an increase in costs related to NewsNation’s shift from syndicated programming to national news programming, an increase in variable costs associated with the increase in net revenue and a full quarter of expenses related to the digital acquisition we completed in the third quarter of 2021.

Corporate expenses, related to costs associated with the centralized management of our stations, were $52.5 million for the three months ended September 30, 2022, compared to $46.8 million for the same period in 2021, an increase of $5.7 million (no significant change).

The following operating expenses did not significantly change during the three months ended September 30, 2022, compared to the same period in 2021:

•
Amortization of broadcast rights was $25.4 million for the three months ended September 30, 2022, compared to $29.9 million for the same period in 2021, a decrease of $4.5 million.
•
Amortization of intangible assets was $76.8 million for the three months ended September 30, 2022, compared to $75.7 million for the same period in 2021, an increase of $1.1 million.
•
Depreciation of property and equipment was $40.2 million for the three months ended September 30, 2022, compared to $41.3 million for the same period in 2021, a decrease of $1.1 million.

Gain on bargain purchase

Gain on bargain purchase of $54.1 million for the three months ended September 30, 2022 pertains to our acquisition of The CW representing the excess of the fair value of the net assets acquired over the $0 purchase consideration and the fair value of noncontrolling interests. For additional information on this acquisition, see Note 3, “Acquisitions” to our Condensed Consolidated Financial Statements.

Income from Equity Method Investments, net

Income from equity method investments, net was $36.6 million for the three months ended September 30, 2022, compared to $20.8 million for the same period in 2021, an increase of $15.8 million primarily due to a decrease in the amortization of basis difference associated with our investment in TV Food Network of $16.8 million. For additional information on basis difference in our investment in TV Food Network, refer to Note 5 to our Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was $88.6 million for the three months ended September 30, 2022, compared to $70.4 million for the same period in 2021, an increase of $18.2 million primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of our certain term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 4.54% to 5.64% as of September 30, 2022, compared to interest rates ranging from 1.58% to 2.58% as of September 30, 2021. These interest rates were a mixture of SOFR plus applicable margin and U.S. LIBOR plus applicable margin in 2022 compared to U.S. LIBOR plus applicable margin only in 2021.

Pension and Oher Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $11.0 million for the three months ended September 30, 2022, compared to $17.7 million for the same period in 2021, a decrease of $6.7 million.

Income Taxes

Income tax expense was $81.9 million for the three months ended September 30, 2022 compared to $65.9 million for the same period in 2021. The effective tax rates were 22.2% and 28.0% for each of the respective periods. Changes in the valuation allowance resulted in an incremental income tax benefit of $5.1 million, or a 2.0% decrease to the effective tax rate in 2022. The gain on bargain purchase arising from the acquisition of The CW (see Note 3) resulted in a 3.1% decrease to the effective tax rate. Additionally, a provision to return adjustment in 2021 of $2.1 million resulted in a decrease to the effective tax rate of 0.9%.

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

On August 16, 2022, the U.S. President signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning January 1, 2023. While these tax law changes have no immediate effect and are not expected to have a material impact on our future results of operations, we will continue to evaluate the provisions of the IRA.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy business units include those business units that we owned or consolidated into our financial statements for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the business units’ amounts presented in each quarter.

Revenue

Core advertising revenue was $1,240.8 million for the nine months ended September 30, 2022, compared to $1,267.9 million for the same period in 2021, a decrease of $27.1 million, or 2.1%, primarily due to a weaker national advertising market, the absence of third quarter advertising revenue from the Olympics on our NBC affiliate stations and changes in the mix between our core and political advertising revenues. Key categories driving the decrease were automotive, direct response, insurance, government services and gaming/sports betting partially offset by increases in entertainment, travel, home repair/manufacturing, telecom, and attorneys. Automotive, our largest advertiser category, represented approximately 15% and 16% of our core advertising revenue for the nine months ended September 30, 2022 and 2021, respectively. Overall, automotive advertising revenues decreased by approximately 10% during the period compared to 2021, primarily due to the current shortage in supply of chips and semiconductors which impacted the availability of automobiles for sale and the need by automotive dealers to advertise. To the extent that the COVID-19 pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $239.7 million for the nine months ended September 30, 2022, compared to $26.3 million for the same period in 2021, an increase of $213.4 million, as 2022 is a mid-term election year.

Distribution revenue was $1,955.7 million for the nine months ended September 30, 2022, compared to $1,857.0 million for the same period in 2021, an increase of $98.7 million, or 5.3%. The increase was reflective of scheduled annual escalation of rates per subscriber and renewals of contracts in 2021 providing for higher rates per subscriber, partially offset by MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $252.6 million for the nine months ended September 30, 2022, compared to $220.9 million for the same period in 2021, an increase of $31.7 million, or 14.4%. The increase was primarily due to incremental revenue from a digital business we acquired in 2021 of $22.1 million and a net increase in revenue from our stations and other digital businesses of $9.6 million.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering, programming and station selling, general and administrative expenses, were $2,128.7 million for the nine months ended September 30, 2022, compared to $2,003.7 million for the same period in 2021, an increase of $125.0 million, or 6.2%, primarily due to an increase in costs related to NewsNation’s shift from syndicated programming to national news programming, an increase in variable costs associated with the increase in net revenue, an increase in station programming costs due to network affiliation renewals and annual increases in network affiliation costs, and incremental operating expenses related to the digital acquisition we completed in the third quarter of 2021.

Corporate expenses, related to costs associated with the centralized management of our stations, were $149.2 million for the nine months ended September 30, 2022, compared to $132.2 million for the same period in 2021, an increase of $17.0 million primarily due to an increase in stock-based compensation of $9.1 million related to new equity incentive awards.

Amortization of broadcast rights was $80.6 million for the nine months ended September 30, 2022, compared to $92.4 million for the same period in 2021, a decrease of $11.8 million, or 12.8%, primarily due to reduction in amortization costs on our legacy stations due to renegotiation of certain film contracts which resulted in reduced distribution rates.

The following operating expenses did not significantly change during the nine months ended September 30, 2022, compared to the same period in 2021:

•
Amortization of intangible assets was $231.9 million for the nine months ended September 30, 2022, compared to $223.2 million for the same period in 2021, an increase of $8.7 million.
•
Depreciation of property and equipment was $118.6 million for the nine months ended September 30, 2022, compared to $120.7 million for the same period in 2021, a decrease of $2.1 million.

Certain of the Company’s stations were repacked in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations have vacated their former channels and spent costs, mainly capital expenditures, to construct and license the necessary technical modifications to permanently operate on their newly assigned channels. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. In the nine months ended September 30, 2022 and 2021, the Company received $2.8 million and $17.9 million, respectively, in reimbursements from the FCC which it recognized as operating income. The Company is in the final stages of obtaining reimbursements for the costs of repacking these stations.

Gain on bargain purchase

Gain on bargain purchase of $54.1 million for the nine months ended September 30, 2022 pertains to our acquisition of The CW representing the excess of the fair value of the net assets acquired over the $0 purchase consideration and the fair value of noncontrolling interests. For additional information on this acquisition, see Note 3, “Acquisitions” to our Condensed Consolidated Financial Statements.

Income from Equity Method Investments, net

Income from equity method investments, net was $110.2 million for the nine months ended September 30, 2022, compared to $77.7 million for the same period in 2021, an increase of $32.5 million primarily due to a decrease in the amortization of basis difference associated with our investment in TV Food Network of $55.7 million, partially offset by lower equity in income from this investment of $23.2 million. For additional information on basis difference in our investment in TV Food Network, refer to Note 5 to our Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was $233.2 million for the nine months ended September 30, 2022, compared to $212.6 million for the same period in 2021, an increase of $20.6 million primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of our certain term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 4.54% to 5.64% as of September 30, 2022, compared to interest rates ranging from 1.58% to 2.58% as of September 30, 2021. These interest rates were a mixture of SOFR plus applicable margin and U.S. LIBOR plus applicable margin in 2022 compared to U.S. LIBOR plus applicable margin only in 2021.

Pension and Oher Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $32.7 million for the nine months ended September 30, 2022, compared to $53.0 million for the same period in 2021, a decrease of $20.3 million primarily due to lower estimated expected return on plan assets of $15.9 million and higher estimated interest cost of $5.0 million.

Income Taxes

Income tax expense was $206.0 million for the nine months ended September 30, 2022 compared to $196.3 million for the same period in 2021. The effective tax rates were 21.2% and 25.7% for each of the respective periods. In 2022, the income tax benefit attributable to excess benefit on stock options and restricted stock units increased by $23.0 million, or a 2.1% decrease to the effective tax rate. Changes in the valuation allowance also increased the income tax benefit in 2022 by $12.2 million, or a 1.5% decrease to the effective tax rate. The gain on bargain purchase arising from the acquisition of The CW (see Note 3) resulted in a 1.2% decrease to the effective tax rate. Additionally, certain state contingency reserves were reduced by $7.4 million in 2021 resulting in an increase of 1.0% to the effective rate between the two periods.

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

On August 16, 2022, the U.S. President signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning January 1, 2023. While these tax law changes have no immediate effect and are not expected to have a material impact on our future results of operations, we will continue to evaluate the provisions of the IRA.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

In 2022 and in 2021, the Company continued to recover from the ongoing effects of the COVID-19 pandemic since its adverse impact in 2020. However, the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain and cannot reasonably be predicted, including future surges in incidences of COVID-19 and the severity of any such resurgence, the rate and efficacy of vaccinations against COVID-19, the length of time that the COVID-19 pandemic continues, how fast economies will fully recover after the COVID-19 pandemic has passed, and the length of time needed to improve global disruptions and delays in the supply chain. Any future adverse economic conditions, including those resulting from heightened and sustained inflation and higher interest rates, could also adversely affect our future operating results, cash flows and financial condition.

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,185.0	$881.6
Net cash used in investing activities	(10.9)	(193.8)
Net cash used in financing activities	(1,018.4)	(646.7)
Net increase in cash, cash equivalents and restricted cash	$155.7	$41.1
Cash paid for interest	$243.0	$220.3
Income taxes paid, net of refunds	$273.4	$247.4

	As of September 30,	As of December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$362.2	$206.5

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $303.4 million during the nine months ended September 30, 2022, compared to the same period in 2021. This was primarily due to an increase in operating income (excluding non-cash transactions) of $207.5 million, sources of cash resulting from timing of accounts receivable collections of $82.5 million, lower payments for broadcast rights of $35.9 million and an increase in distribution from our equity investment in TV Food Network of $12.4 million. These increases were partially offset by an increase in payments for income taxes of $26.0 million and an increase in cash paid for interest of $22.7 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $10.9 million and $193.8 million during the nine months ended September 30, 2022 and 2021, respectively.

In 2022, we spent a total of $100.0 million in capital expenditures, partially offset by the proceeds from a sale of real estate of $44.8 million, cash acquired from The CW acquisition of $28.9 million and deposits received associated with the sale of real estate assets of $13.0 million.

In 2021, we spent a total of $105.0 million in capital expenditures and $138.8 million to acquire a television station, a digital business and certain license assets. These expenditures were partially offset by the proceeds from the sale of stations and business units and asset disposals of $19.1 million, reimbursements from the FCC related to station repack of $17.9 million and deposits received associated with the sale of real estate assets of $10.0 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $1,018.4 million and $646.7 million during the nine months ended September 30, 2022 and 2021, respectively.

In 2022, we received $2,420.2 million (net of $4.8 million discount) from our new Term Loan A due 2027 and utilized $2,414.3 million to repay outstanding principal balances of our Term Loan A due 2023, Term Loan A due 2024, Term Loan B due 2024 and a portion of Term Loan B due 2026. Nexstar prepaid a total of $175.0 million in principal balance under its Term Loan B, repaid scheduled principal maturities of $53.1 million of its term loans, and repurchased and cancelled $28.5 million of its senior unsecured notes all funded by cash on hand. We paid dividends to our common stockholders of $108.3 million ($0.90 per share per quarter), repurchased common shares of $621.3 million, paid cash for taxes in exchange for shares of common stock withheld of $12.6 million resulting from net share settlements of certain stock-based compensation, paid contingent consideration in connection with a past acquisition of $13.9 million, and paid for software obligations of $11.4 million. Mission borrowed $61.5 million in revolving, due June 2027 and utilized the proceeds to repay all of its outstanding borrowings under its revolving loan, due October 2023 of $61.5 million.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B, due January 2024 of $150.0 million and made scheduled principal payments on our Term Loan A, due September 2024 of $16.1 million, paid dividends to our common stockholders of $89.5 million ($0.70 per share during each quarter), repurchased common shares of $403.2 million, paid cash for taxes in exchange for shares of common stock withheld of $10.9 million resulting from net share settlements of certain stock-based compensation, and paid for software obligations of $12.5 million. Mission also received $298.5 million (net of $1.5 million discount) from the issuance of its Term Loan B, due June 2028 and utilized $268.0 million to repay a portion of its revolving loans. We also borrowed $20.0 million under our revolving credit facilities which was repaid in full during the quarter.

Subsequent Operating, Investing and Financing Activities

The operating results of The CW (which Nexstar acquired a majority ownership interest on September 30, 2022) will be included in our consolidated statements of operations beginning in the fourth quarter of 2022. For additional information on this acquisition, see Note 3, “Acquisitions” to our Condensed Consolidated Financial Statements.

From October 1, 2022 to November 7, 2022, we repurchased 570,514 shares of our common stock for $100.0 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the total remaining available amount under the existing and new share repurchase authorizations was $1.417 billion.

On October 19, 2022, a buyer exercised its option to purchase certain of our real estate property for gross cash proceeds of $201.5 million. Subject to the completion of certain closing conditions, we anticipate completing the sale in the fourth quarter of 2022. We estimate a pre-tax loss on disposal of approximately $36.0 million which will be recorded should the sale close.

On October 28, 2022, Nexstar’s Board of Directors declared a quarterly cash dividend of $0.90 per share of its common stock. The dividend is payable on November 28, 2022 to stockholders of record on November 14, 2022.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Long-term debt

As of September 30, 2022, the Company had total outstanding debt of $7.177 billion, net of unamortized financing costs, discounts and premium, which represented 71.0% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of September 30,	As of December 31,
	2022	2021
Nexstar senior secured credit facility	$4,114.0	$4,329.1
Mission senior secured credit facility	358.5	360.8
5.625% Notes, due July 2027	1,756.5	1,785.0
4.75% Notes, due November 2028	1,000.0	1,000.0
	7,229.0	7,474.9
Less: Unamortized financing costs, discounts and premium, net	(51.8)	(59.8)
Total outstanding debt	$7,177.2	$7,415.1

Unused revolving loan commitments under senior secured credit facilities (1)	$542.6	$363.2

(1)
Based on covenant calculations as of September 30, 2022, all of the $529.1 million (net of outstanding standby letters of credit of $20.9 million) and $13.5 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2022 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Nexstar senior secured credit facility	$4,114.0	$121.3	$242.5	$3,750.2	$-
Mission senior secured credit facility	358.5	3.0	6.0	67.5	282.0
5.625% Notes, due July 2027	1,756.5	-	-	1,756.5	-
4.75% Notes, due November 2028	1,000.0	-	-	-	1,000.0
	$7,229.0	$124.3	$248.5	$5,574.2	$1,282.0

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes due July 2027 and our 4.75% Notes due November 2028.

We make semiannual interest payments on the 5.625% Notes due July 2027 on January 15 and July 15 of each year. We make semiannual interest payments on our 4.75% Notes due November 2028 on May 1 and November 1 of each year. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our 5.625% Notes due July 2027 and 4.75% Notes due November 2028, limit, but do not prohibit us or Mission, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company’s ability to access funds under its senior secured credit facilities depends, in part, on our compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. The ultimate outcome of the COVID-19 pandemic remains uncertain at this time. Any future adverse impact of the COVID-19 pandemic or any future adverse economic conditions, including those resulting from heightened and sustained inflation and higher interest rates, may significantly impact our future operating performance, liquidity and financial position and may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

Debt Covenants

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results (excluding the operating results of The CW which Nexstar acquired the majority ownership interest on September 30, 2022). The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of September 30, 2022, we were in compliance with our financial covenant. We believe Nexstar and Mission will be able to maintain compliance with all covenants contained in the credit agreements governing their senior secured facilities and the indentures governing our 5.625% Notes due July 2027 and 4.75% Notes due November 2028 for a period of at least the next 12 months from September 30, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2022, we had outstanding standby letters of credit with various financial institutions amounting to $20.2 million, of which $16.7 million was in support of certain worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Issuer and Guarantor Summarized Financial Information

Nexstar Media Inc. (the “Issuer”) is the issuer of 5.625% Notes due July 2027 and 4.75% Notes due November 2028. These notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar Media Group, Inc. (“Parent”) and Mission (a consolidated VIE) and the Subsidiary Guarantors (as defined below). The Issuer, Subsidiary Guarantors, Parent and Mission are collectively referred to as the “Obligor Group” for the 5.625% Notes due July 2027 and 4.75% Notes due November 2028. The “Subsidiary Guarantors” refers to certain of the Issuer’s restricted subsidiaries (excluding The CW) that guarantee these notes. The guarantees of the notes are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes due July 2027 and the 4.75% Notes due November 2028. The 5.625% Notes due July 2027 and 4.75% Notes due November 2028 are not registered with the SEC.

The following combined summarized financial information is presented for the Obligor Group after elimination of intercompany transactions between Parent, Issuer, Subsidiary Guarantors and Mission in the Obligor Group and amounts related to investments in any subsidiary that is a non-guarantor. This information is not intended to present the financial position or results of operations of the consolidated group of companies in accordance with U.S. GAAP.

Summarized Balance Sheet Information for the Obligor Group (in millions):

	September 30, 2022	December 31, 2021
Current assets - external(1)	$1,468.9	$1,407.6
Current assets - due from consolidated entities outside of Obligor Group	37.3	37.2
Total current assets	$1,506.2	$1,444.8
Noncurrent assets - external(2)	10,155.7	10,479.5
Noncurrent assets - due from consolidated entities outside of Obligor Group	55.9	55.8
Total noncurrent assets	$10,211.6	$10,535.3
Total current liabilities(1)	$785.1	$783.8
Total noncurrent liabilities(1)	$9,201.4	$9,610.2
Noncontrolling interests	$-	$6.5

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes due November 2028 and 5.625% Notes due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW (see Note 3, “Acquisitions” to our Condensed Consolidated Financial Statements for additional information).
(2)
Excludes Issuer’s equity investments of $1.089 billion and $1.219 billion as of September 30, 2022 and December 31, 2021, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due November 2028 and 5.625% Notes due July 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Nine Months Ended
September 30, 2022
Net revenue - external	$3,711.7
Net revenue - from consolidated entities outside of Obligor Group	12.5
Total net revenue	3,724.2
Costs and expenses - external	2,688.6
Costs and expenses - to consolidated entities outside of Obligor Group	14.5
Total costs and expenses	2,703.1
Income from operations	$1,021.1
Net income	$603.5
Net income attributable to Obligor Group	$603.5
Income from equity method investments, net	$110.2

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that as of September 30, 2022, there has been no material change to this information.

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

The term loan borrowings at September 30, 2022 under the Company’s senior secured credit facilities bear interest rates ranging from 4.54% to 5.64%, which represent (i) the base rate, the SOFR or the US LIBOR plus (ii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of September 30, 2022, an increase in each of SOFR and US LIBOR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $44.7 million (excluding tax effects). A decrease in each of SOFR and US LIBOR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $44.7 million (excluding tax effects). Our 5.625% Notes due July 2027 and 4.75% Notes due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2022, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2022, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2021, Nexstar’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $1.0 billion of its common stock, of which $638.2 million remained available as of December 31, 2021. On July 27, 2022, Nexstar’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.5 billion of its common stock. During the nine months ended September 30, 2022, Nexstar repurchased a total of 3.6 million shares of its common stock for $621.3 million, funded by cash on hand, which were accounted for as treasury stock. As of September 30, 2022, the remaining available amount under the share repurchase authorizations was $1.517 billion.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended September 30, 2022 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
July 6 - 29, 2022	606,194	$169.46	606,194	$1,629.4
August 1 - 31, 2022	231,906	$195.44	231,906	$1,584.1
September 1 - 30, 2022	359,038	$187.06	359,038	$1,517.0
	1,197,138	$179.77	1,197,138

From October 1, 2022 to November 7, 2022, we repurchased 570,514 shares of our common stock for $100.0 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the total remaining available amount under the existing and new share repurchase authorizations was $1.417 billion.

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

Dated: November 8, 2022