Form 10-K
period 2022-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2023-02-28
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $6,144,026,287.

As of February 27, 2023, the Registrant had 36,769,786 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned and majority owned subsidiaries, “Nexstar Media” refers to Nexstar Media Inc. (formerly known as Nexstar Inc. and Nexstar Broadcasting, Inc.), a Delaware corporation and Nexstar’s wholly owned subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar Media has time brokerage agreements (“TBAs”), shared services agreements (“SSAs”), joint sales agreements (“JSAs”), local marketing agreements (“LMAs”) and outsourcing agreements (which we generally and collectively refer to as “local service agreements”) relating to the television stations owned by VIEs but does not own any of the equity interests in these entities. For a description of the relationship between Nexstar and these VIEs, see Item 1, “Business.”

The information in this Annual Report on Form 10-K includes information related to Nexstar and the VIEs with which Nexstar has relationships. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and as discussed in Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K, the financial results of the consolidated VIEs are included in the Consolidated Financial Statements contained herein.

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the majority of the economic benefit, through ownership or local service agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1, “Business.”

There are 210 generally recognized television markets, known as Designated Market Areas (“DMAs”), in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the 2022-2023 Nielsen Local Television Market Universe Estimates effective on October 27, 2022 published by The Nielsen Company on January 1, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: the risks and uncertainties of current economic factors that are beyond our control, such as inflation, rising interest rates and supply chain disruptions; any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

PART I

Item 1. Business

Company Overview

We are a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of December 31, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, and MyNetworkTV (“MNTV”) and other broadcast television networks. Our television broadcasts reach approximately 39% of all U.S. television households after applying the Federal Communications Commission’s (“FCC”) ultra-high-frequency (“UHF”) discount and approximately 68% of all U.S. television households excluding the FCC UHF discount. We also own a 75.0% interest in The CW Network, LLC (“The CW”), one of the major broadcast networks in the U.S., NewsNation, a national cable news network which is distributed to approximately 70 million homes according to The Nielsen Company (US), LLC (“Nielsen”); two digital multicast networks, Antenna TV and Rewind TV, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include more than 140 local websites, 280 mobile applications, 22 connected television applications, and six free-ad supported television (“FAST”) channels representing content from our local television stations, The CW, NewsNation, The Hill, and BestReviews as well as a suite of advertising solutions for brands and advertisers. Together, our other digital properties attracted almost 100 million unique visitors in December 2022 according to Comscore.

The stations we own and operate or provide services to provide free programming to consumers in our markets. This programming includes programs produced by third party networks with which the stations are affiliated, programs distributed by our owned and majority-owned broadcast networks to the affiliated stations, content that the stations produce, and syndicated programs that the stations acquire. The CW delivers 14-hours per week of primetime programming and three hours on weekends to its larger market affiliates, 24 hours of programming, seven days per week to its smaller market affiliates via CWPlus and, beginning in 2023, is expanding its programming on the weekends with LIV Golf. The CW also offers its network content as well as a library of other third-party content available for free to users via The CW App. Our NewsNation cable network primarily delivers national news programming supplemented by quality television series and movies. Our digital businesses include video and display advertising platforms that are delivered locally or nationally through our own and various third-party websites, mobile and over-the-top (“OTT”) applications, other digital media solutions to media publishers and advertisers and a consumer product reviews platform.

Our primary sources of revenue include contractual distribution revenue from retransmission consent and carriage agreements with distributors (“MVPDs”), such as cable and satellite providers, and online video distributors (“OVDs”), companies that provide video content through internet streaming either directly or via our network affiliation partners as well as affiliation fees from local affiliates of The CW; the sale of commercial air time by the stations to local advertisers; the sale of commercial airtime by the stations and by our cable and broadcast networks to national advertisers; the sale of advertising on the stations’ websites, on our other owned or third party websites, and through mobile and OTT applications and other digital advertising solutions.

We also derive significant cash flows from our largest equity investment, a 31.3% interest in TV Food Network. TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, offering quality television, video, internet and mobile entertainment and information focusing on food and entertaining.

We seek to grow our revenue, operating income, EBITDA and cash flow by continuing to provide high quality content that attracts and engages audiences as our reach and consumer engagement are important to our distribution partners and advertisers. We use our industry-leading scale to assist us in securing distribution revenue streams, to provide advertisers with solutions across geographies and media types to engage both local and national audiences at scale and to leverage costs against a broader platform. In addition, we plan to continue to acquire or invest in businesses that can benefit from our scale, asset mix and record of management and cost discipline.

We are a Delaware corporation formed in 1996. Our principal offices are at 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Recent Acquisition

On September 30, 2022, we acquired a 75.0% ownership interest in The CW from affiliates of Paramount Global and Warner Bros. Discovery, Inc. (collectively the “Sellers”) for no purchase consideration. Each of the Sellers retained a 12.5% ownership interest and will produce 12 original, scripted series for The CW primarily to air during the 2022/2023 broadcast season. The Sellers have granted us a call right and we granted each of the Sellers a put right for such Seller’s ownership interest beginning in August 2024 and June 2026, respectively. The acquisition solidifies our revenue opportunities as the largest owner of The CW-affiliated stations, diversifies our content outside of news, improves our national advertising opportunities, establishes us as a participant in advertising video-on-demand services via The CW App and is expected to create value by improving The CW’s ratings, revenue, and profitability.

See Note 3 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information on the above transaction.

Competitive Strengths

Unique Combination of Scaled Local Audiences and Powerful National Reach. We believe we are the largest local broadcasting company in the United States, generating $5.2 billion of revenue for the year ended December 31, 2022. Our and our partners’ 200 broadcast stations in 116 local markets reach approximately 68% of U.S. television households (without applying the FCC UHF discount), which local reach is augmented by the national reach we have via our broadcast network, The CW, and our cable news network, NewsNation. According to Nielsen, The CW Network reaches 123.8 million television households, equal to the reach of the ABC, CBS, FOX and NBC broadcast networks and NewsNation reaches 70 million television households virtually equivalent to the reach of CNN and Fox News and greater than the reach of MSNBC. Together, Nexstar can provide both national reach and activation of local audiences at scale, representing a differentiated and attractive value proposition for advertisers and brands in an increasingly fragmented marketplace.

Leading Local Franchises. We are focused on building and maintaining leading local franchises in our 116 local markets which are core to our business model. In total, we employ approximately 5,500 local journalists and 1,500 local salespeople, produce almost 300,000 hours of local content, and have developed relationships with over 40,000 local advertisers. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming, extensive local sports coverage, and community presence. According to Comscore, in over 76% of our markets in which we produce local newscasts, we rank among the top two stations in local news viewership. We employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. In addition, we own or provide services to more than one station in markets to enable us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. In even-numbered years, when most elections are held, we historically have generated substantial revenue from locally driven, political advertising. Given our diverse and expansive geographic reach, we have television stations in more than 80% of markets where there were contested political elections in 2022. For the year ended December 31, 2022, the Company earned approximately 67.5% of its core and political advertising revenue from non-Network programming.

Strong National Brands. We have a portfolio of scaled, strong national brands that enables us to engage with national advertisers in more meaningful ways than we have in the past. Our national brands include The CW Network, NewsNation, The Hill and BestReviews. The CW is America’s fifth national broadcast network. NewsNation is America’s fastest growing cable news network attracting top on-air talent to its ranks given its mission of delivering fact-based, unbiased journalism. The Hill is the nation’s leading, independent political digital media platform. BestReviews is a leading consumer product recommendations company.

Diversified Revenue Streams. Our revenue streams are diversified by geography, affiliation and source. In 2022, we generated 49.3% of our revenue from distribution, 33.0% from core advertising (of which approximately 68% was from local sources), 9.7% from political advertising and 8.0% from digital advertising and other sources. No single customer generated more than 12% of our revenue; no single market generated more than 4% of our revenue and our affiliations are diverse with CBS, FOX, NBC, The CW, ABC, and MNTV affiliated stations, representing approximately 25.6%, 22.5%, 20.2%, 12.2%, 11.0% and 3.2%, respectively, of our 2022 combined core and political advertising net revenue.

Intense Operational Focus. We emphasize strict controls on operating and programming costs in order to increase EBITDA and free cash flow. We continually seek to identify and implement cost savings at each of our stations, the stations we provide services to and other business units, and our overall size benefits each station or business unit with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations, the stations we provide services to and other business units. Our operational execution expertise is the direct result of our talented management team. We seek to attract and retain corporate, business unit and station general managers with proven track records by providing equity incentives.

Attractive Financial Profile. Since 2020, we have grown our revenue each year, generated net cash from operating activities of $1.4 billion in 2022 and in excess of $1.2 billion in each of 2020 and 2021 and returned an increasing amount of that cash flow to shareholders in the form of share repurchases and dividends in each year (in total: $382.9 million in 2020, $655.0 million in 2021 and $1.0 billion in 2022) while maintaining a corporate credit rating of Ba3 / BB as rated by Moody’s / S&P. We believe we have the financial flexibility to both invest in organic and inorganic growth initiatives while continuing to return capital to our shareholders.

Growth Strategies

We continually seek to generate revenue, operating income, EBITDA and cash flow growth through the following strategies:

Leverage Our Scale. We believe we are one of the largest affiliate groups for each of our major broadcast network partners. We are an important partner for the MVPDs and OVDs which include our content in their consumer offerings. Our digital assets attract an audience that makes us a top ten digital news and information property, according to Comscore. Our scale provides us with unique operating advantages in the form of services we can provide to our advertisers, audience and employees, a platform for growth and operating expense synergies and access to capital. As part of this strategy, in January 2023, we announced a newly created advertising sales structure and leadership team designed to drive advertising sales across our diversified media portfolio by further emphasizing our client-first approach, combined with a new data-driven, multi-platform focus.

Continue to Grow Distribution and Core and Political Advertising Revenues. We believe our core business of distribution and advertising revenue has the potential to continue to grow for the foreseeable future. We generated 49.3% of our net revenue for the year ended December 31, 2022 from distribution fees paid to us by MVPDs and OVDs for retransmission of our content. We believe that the share of audience that our content generates for MVPDs and OVDs is greater than the share of fees those platforms pay us. In 2022, we renegotiated retransmission contracts representing over half of our subscriber base. We generated 33.0% of our revenue from core advertising and 9.7% from political advertising revenue for the year ended December 31, 2022. According to SNL Kagan, local broadcast industry advertising revenue should continue to grow over the next ten years.

Expand Digital Offerings. For the fiscal year ended December 31, 2022, only 7.0% of our net revenue was generated from digital advertising. We are focused on better monetizing our digital content and audience and growing our portfolio of digital products, services and content and associated revenue streams. In 2022, we launched The Hill TV FAST channel, building upon The Hill’s success as an essential, agenda-setting read for lawmakers, policymakers and influential digital consumers. In 2021, we launched STELLAR, our unified digital platform that enables advertisers to increase customer acquisition and deliver effective omni-channel advertising campaigns.

Operate and Expand National Broadcast and Cable Networks. We seek to continue to increase the viewership and revenues of our national television network assets, The CW and NewsNation.

The CW. We acquired The CW in September 2022 for no consideration. As the largest affiliate of The CW, we acquired the network to sustain and grow our CW-related revenue streams and to improve this underexploited national broadcast network asset. Our growth strategy for The CW is three-fold: First, we intend to improve and diversify the programming to align with audiences with the intention of improving ratings and revenue. To that end, in January 2023, we announced that The CW entered into an exclusive broadcast partnership with LIV Golf; Second, we are focused on accelerating digital growth via The CW App and cwtv.com by monetizing The CW Network’s content and a library of third-party content; and Third, we are actively reducing costs while focusing on execution. We believe there is potential for The CW to improve its profitability in line with other broadcast networks but also improve the profitability of Nexstar’s CW affiliates.

NewsNation. In 2020, we initiated the conversion of WGN America to NewsNation, a new cable news network, leveraging our core competency in news and profitable foundation to build a network focused on providing unbiased, fact-based news. Since then, NewsNation has emerged as America’s fastest growing cable news network and has been recognized by independent watchdog groups such as Ad Fontes Media, NewsGuard and AllSides, for its independent, unbiased reporting of national and local news. Currently, NewsNation provides 17 hours of news content each weekday which we expect to grow to 24 hours by the end of 2023 and to 24 hours, seven-days-a-week by 2024. We believe there is significant growth potential for NewsNation as news networks are among the most watched and profitable cable networks.

Develop New Revenue Streams. We seek to generate new revenue streams leveraging the platform and assets of our company. Given our extensive station portfolio and geographic coverage, we are in the process of converting the technology used by our stations to a new standard, ATSC 3.0, which will enable us to provide new high speed data transmission services to businesses and consumers. Our goal is to increase our total ATSC 3.0 coverage of U.S. television households to approximately 50% from 35% as of December 31, 2022. We anticipate that this conversion will enable us to develop a new business and generate additional revenue in the future.

Acquire and Invest in New and Complementary Businesses. We selectively pursue acquisitions where we believe we can improve revenue, operating income, EBITDA and cash flow through active management. We selectively pursue acquisitions of businesses that leverage our platform, scale and capabilities and are complementary to our vision of providing local news, entertainment, and sports content through broadcast and digital platforms. In addition, we will continue to pursue television station acquisitions in markets where permitted by the current regulatory framework.

Relationship with VIEs

Through various local service agreements, as of December 31, 2022, we provided sales, programming and other services to 35 full power television stations owned by consolidated VIEs and one full power television station owned by an unconsolidated VIE. As of December 31, 2022, all of the VIEs and their stations are 100% owned by independent third parties. In compliance with FCC regulations for all the parties, the VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. However, for the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of (i) the local service agreements Nexstar has with the consolidated VIEs’ stations, (ii) Nexstar’s (excluding The CW) guarantee of the obligations incurred under the senior secured credit facility of Mission Broadcasting, Inc. (“Mission”), a consolidated VIE, (iii) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all of the consolidated VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2023 and 2033. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

For additional information on VIEs, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

The Stations

The following chart sets forth general information about the television stations (full power, low power and multicast channels) we currently own, operate, program or provide sales and other services to:

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation(3)	Low Power Stations / Multicast Channels	Other Affiliation(3)(4)	FCC License Expiration Date
1	New York, NY	LSA	WPIX(5)	The CW	WPIX-D2, D3, D4, D5	Antenna TV, Court TV, Rewind TV, QVC	6/1/2023
2	Los Angeles, CA	O&O	KTLA	The CW	KTLA-D2, D3, D4, D5	Antenna TV, Court TV, TBD, Rewind TV	(19)
3	Chicago, IL	O&O	WGN	Independent	WGN-D2, D3, D4, D5	Antenna TV, GRIT, Rewind TV, TBD	4/1/2030
4	Philadelphia, PA	O&O	WPHL	MNTV	WPHL-D2, D3, D4	Antenna TV, Court TV, Comet	8/1/2023
5	Dallas, TX	O&O	KDAF	The CW	KDAF-D2, D3, D4, D5	Antenna TV, Court TV, Charge!, Rewind TV	8/1/2030
7	Houston, TX	O&O	KIAH	The CW	KIAH-D2, D3, D4, D5	Antenna TV, Comet, TBD, Court TV	(19)
8	DC/Hagerstown, MD	O&O O&O	WDCW WDVM(6)	The CW Independent	WDCW-D2, D3, D4 WDVM-D2, D3, D4	Antenna TV, WDVM, Univision ION Mystery, Rewind TV, HSN	10/1/2028 10/1/2028
10	San Francisco, CA	O&O	KRON	MNTV	KRON-D2, D3, D4, D5	Antenna TV, Rewind TV, Quest, ShopLC	(19)
13	Tampa, FL	O&O O&O	WFLA WTTA(7)	NBC MNTV	WFLA-D2, D3 WTTA-D2	Charge, Antenna TV Cozi TV	2/1/2029 2/1/2029
16	Denver, CO	O&O O&O O&O	KDVR KFCT KWGN	FOX FOX The CW	KDVR-D2, D3 KWGN-D2, D3, D4	Antenna TV, TBD getTV, Comet, Charge!	(19) (19) 4/1/2030
19	Cleveland, OH	O&O	WJW	FOX	WJW-D2, D3, D4	Antenna TV, Comet, Charge!	10/1/2029
20	Sacramento, CA	O&O	KTXL	FOX	KTXL-D2, D3, D4	Antenna TV, GRIT, TBD	(19)
21	Charlotte, NC	O&O O&O	WJZY WMYT	FOX MNTV	WJZY-D3, D4, D5, D6, D7, D8	Charge, Movies!, H&I, ION, TheGrio, Rewind TV	12/1/2028 12/1/2028
22	Portland, OR	O&O O&O	KOIN KRCW	CBS The CW	KOIN-D2, D3 KRCW-D2, D3, D4	getTV, Rewind TV Antenna TV, GRIT, TBD	2/1/2023 2/1/2023
23	Raleigh, NC	O&O	WNCN	CBS	WNCN-D2, D3, D4	Rewind TV, GRIT, Circle	12/1/2028
24	St. Louis, MO	O&O O&O	KTVI KPLR	FOX The CW	KTVI-D2, D3, D4 KPLR-D2, D3, D4	Antenna TV, ION Mystery, Dabl Court TV, Comet, Rewind TV	(19) 2/1/2030
25	Indianapolis, IN	O&O O&O O&O	WTTV WTTK WXIN	CBS CBS FOX	WTTV-D2, D3, D4 WTTK-D2, D3 WXIN-D2, D3, D4	Independent, Comet, TBD Independent, Cozi TV Antenna TV, Court TV, Charge!	8/1/2029 8/1/2029 8/1/2029
27	Nashville, TN	O&O	WKRN	ABC	WKRN-D2, D3, D4	ION Mystery, True Crime, Rewind TV	8/1/2029
29	Salt Lake City, UT	O&O O&O	KTVX KUCW	ABC The CW	KTVX-D2, D3, D4 KUCW-D2, D3, D4	MeTV, Rewind TV, The Grio ION Mystery, Quest, HSN	(19)
30	San Diego, CA	O&O	KSWB	FOX	KSWB-D2, D3, D4	Antenna TV, Court TV, ION, Rewind TV	(19)
32	Columbus, OH	O&O	WCMH	NBC	WCMH-D2, D3, D4	Court TV, ION, Laff	10/1/2029
33	Kansas City, MO	O&O	WDAF	FOX	WDAF-D2, D3, D4	Antenna TV, Court TV, TBD	(19)
34	New Haven, CT	O&O O&O	WTNH WCTX(7)	ABC MNTV	WTNH-D2 WCTX-D2	Rewind TV Comet	4/1/2023 4/1/2023
35	Austin, TX	O&O O&O LSA	KXAN KBVO KNVA(8)	NBC MNTV The CW	KXAN-D2, D3, D4 KBVO-D2, D3, D4 KNVA-D2, D3, D4	Cozi TV, ION, Rewind TV Bounce, Antenna TV, Defy GRIT, Laff, Court TV	(19) (19) 8/1/2030
37	Spartanburg, SC	O&O O&O	WSPA WYCW(7)	CBS The CW	WSPA-D3 WYCW-D3	ION True Crime	12/1/2028 12/1/2028
40	Las Vegas, NV	O&O	KLAS	CBS	KLAS-D2, D3, D4	Rewind TV, getTV, ShopLC	(19)
42	Grand Rapids, MI	O&O O&O O&O	WOOD WOTV	NBC ABC	WOOD-D2, D3 WOTV-D2, D3, D4 WXSP-CD, D2, D3	Rewind TV, TheGrio Dabl, Charge, Weather MNTV, Cozi TV, Comet	10/1/2029 10/1/2029 10/1/2029
43	Harrisburg, PA	O&O	WHTM	ABC	WHTM-D2, D3, D4, D5	ION, GRIT, Laff, WLYH	8/1/2023
44	Portsmouth, VA	O&O O&O	WAVY WVBT	NBC FOX	WAVY-D2, D3, D4 WVBT-D2, D3	Stadium, getTV, ShopLC Cozi TV, Rewind TV	10/1/2028 10/1/2028
45	Birmingham, AL	O&O	WIAT	CBS	WIAT-D2, D3, D4	ION Mystery, True Crime, TrueReal	4/1/2029
46	Oklahoma City, OK	O&O O&O	KFOR KAUT	NBC Independent	KFOR-D2, D3, D4 KAUT-D2, D3, D4	Antenna TV, True Crime, Dabl Court TV, ION Mystery, Cozi TV	(19)
47	Greensboro, NC	O&O	WGHP	FOX	WGHP-D2, D3, D4	Antenna TV, Court TV, Dabl	12/1/2028
49	Albuquerque, NM	O&O O&O O&O LSA LSA LSA	KRQE KREZ(9) KBIM(9) KRWB(5) KWBQ(5) KASY(5)	CBS CBS CBS The CW The CW MNTV	KRQE-D2, D3 KREZ-D2 KBIM-D2 KRWB-D2 KWBQ-D2, D3, D4, D5 KASY-D2, D3, D4, D5	FOX, Bounce FOX FOX MNTV GRIT, Laff, ION, Rewind TV ION Mystery, getTV, Court TV, Antenna TV	(19)
50	New Orleans, LA	O&O O&O	WGNO WNOL	ABC The CW	WGNO-D2, D3, D4 WNOL-D2, D3, D4	Antenna TV, Rewind TV, TBD Court TV, Comet, Charge!	(19) 6/1/2029

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation(3)	Low Power Stations / Multicast Channels	Other Affiliation(3)(4)	FCC License Expiration Date
51	Providence, RI	O&O LSA	WPRI WNAC(5)	CBS FOX	WPRI-D2, D3, D4 WNAC-D2, D3, D4	MNTV, True Crime, Dabl The CW, Rewind TV, Antenna TV	4/1/2023 4/1/2023
52	Memphis, TN	O&O	WREG	CBS	WREG-D2, D3	News3, Antenna TV	8/1/2029
53	Fresno, CA	O&O O&O	KSEE KGPE	NBC CBS	KSEE-D2, D3, D4 KGPE-D2, D3, D4	Bounce, GRIT, Rewind TV ION Mystery, TheGrio, Court TV	(19)
54	Buffalo, NY	O&O O&O	WIVB(7) WNLO	CBS The CW	WIVB-D2 WNLO-D2	QVC Rewind TV	6/1/2023 6/1/2023
56	Richmond, VA	O&O	WRIC	ABC	WRIC-D2, D3, D4	Rewind TV, Cozi TV, Laff	10/1/2028
57	Wilkes Barre, PA	O&O LSA	WBRE WYOU(5)	NBC CBS	WBRE-D2, D3, D4 WYOU-D2, D3, D4	Laff, Rewind TV, True Crime ION Mystery, Twist, Cozi TV	8/1/2023 8/1/2023
58	Mobile, AL	O&O O&O	WKRG WFNA	CBS The CW	WKRG-D2, D3, D4 WFNA-D2, D3, D4	ION, MeTV, Court TV Bounce, True Crime, GRIT	4/1/2029 4/1/2029
59	Albany, NY	O&O LSA	WTEN WXXA(5)	ABC FOX	WTEN-D2, D3, D4 WXXA-D2, D3, D4, D5	Cozi TV, Antenna TV, ION Mystery OTB-TV, Laff, Rewind TV, True Crime	6/1/2023 6/1/2023
60	Little Rock, AR	O&O O&O LSA LSA	KARK KARZ KLRT(5) KASN(5)	NBC MNTV FOX The CW	KARK-D2, D3, D4 KARZ-D2 KLRT-D2 KASN-D2, D3, D4, D5	Laff, GRIT, Antenna TV Bounce ION Mystery Rewind TV, ION, Defy, TrueReal	6/1/2029 6/1/2029 6/1/2029 6/1/2029
61	Knoxville, TN	O&O	WATE	ABC	WATE-D2, D3, D4	Antenna TV, Rewind TV, Cozi TV	8/1/2029
63	Lexington, KY	O&O	WDKY	FOX	WDKY-D2, D3, D4	Rewind TV, Charge, TBD	8/1/2029
64	Dayton, OH	O&O LSA	WDTN WBDT(7)(10)	NBC The CW	WDTN-D2, D3 WBDT-D2	ION Mystery, ION Bounce	10/1/2029 10/1/2029
66	Honolulu, HI	O&O O&O O&O O&O O&O O&O	KHON KHAW(11) KAII(11) KGMD(11) KGMV(11) KHII	FOX FOX FOX MNTV MNTV MNTV	KHON-D2, D3, D4 KHAW-D2, D3, D4 KAII-D2, D3, D4	The CW, GRIT, Rewind TV The CW, GRIT, Rewind TV The CW, GRIT, Rewind TV	2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023 2/1/2023
68	Des Moines, IA	O&O	WHO	NBC	WHO-D2, D3, D4	Rewind TV, Antenna TV, Court TV	2/1/2030
69	Green Bay, WI	O&O	WFRV	CBS	WFRV-D2, D3, D4	Bounce, True Crime, Rewind TV	12/1/2029
70	Wichita, KS	O&O O&O O&O O&O O&O	KSNW KSNC(12) KSNG(12) KSNK(12)	NBC NBC NBC NBC	KSNW-D2, D3, D4 KSNG-D2 KSNL-LD	Telemundo, ION, True Crime Telemundo NBC	6/1/2030 (19) (19) (19) (19) 6/1/2030
71	Roanoke, VA	O&O O&O	WFXR WWCW	FOX The CW	WFXR-D2, D3, D4 WWCW-D2, D3, D4	The CW, Bounce, Quest FOX, Rewind TV, GRIT	10/1/2028 10/1/2028
75	Springfield, MO	O&O O&O LSA	KRBK KOZL KOLR(5)	FOX MNTV CBS	KRBK-D2, D3, D4 KOZL-D2, D3, D4 KOLR-D2, D3, D4	Antenna TV, Dabl, ION ION Mystery, Bounce, Rewind TV Laff, GRIT, ShopLC	(19) 2/1/2030 2/1/2030
77	Rochester, NY	O&O	WROC	CBS	WROC-D2, D3, D4	Bounce, Laff, ION Mystery	6/1/2023
79	Charleston, WV	O&O	WOWK	CBS	WOWK-D2, D3, D4	ION Mystery, Laff, Rewind TV	10/1/2028
81	Huntsville, AL	O&O O&O	WHNT WHDF	CBS The CW	WHNT-D2, D3 WHDF-D2, D3, D4	The CW, Antenna TV Court TV, Rewind TV, HSN	4/1/2029 4/1/2029
82	Waco-Bryan, TX	O&O O&O	KWKT KYLE	FOX MNTV	KWKT-D2, D3, D4 KYLE-D2, D3, D4	MNTV, Antenna TV, Bounce FOX, Antenna TV, Laff	(19)
83	Brownsville, TX	O&O O&O	KVEO KGBT	NBC MNTV	KVEO-D2 KGBT-D2, D3, D4, D5, D6	CBS Rewind TV, Comet, Estrella, ION Mystery, GRIT	8/1/2030 (19)
85	Syracuse, NY	O&O	WSYR	ABC	WSYR-D2, D3, D4	Antenna TV, Bounce, Laff	6/1/2023
86	Colorado Springs, CO	O&O O&O	KXRM	FOX	KXRM-D2, D3, D4 KXTU-LD, D2, D3, D4	The CW, ION, ION Mystery The CW, Bounce, Laff, Antenna TV	(19)
87	Savannah, GA	O&O	WSAV	NBC	WSAV-D2, D3, D4	The CW, Court TV/MNTV, Laff	(19)
88	Charleston, SC	O&O	WCBD	NBC	WCBD-D2, D3, D4	The CW, ION, Laff	12/1/2028
89	Shreveport, LA	O&O O&O LSA	KTAL KSHV KMSS(5)	NBC MNTV FOX	KTAL-D2, D3, D4 KSHV-D2, D3, D4 KMSS-D2	Laff, Cozi TV, HSN ION Mystery, ION, Quest Rewind TV	(19) 6/1/2029 6/1/2029
90	Champaign, IL	O&O O&O	WCIA WCIX	CBS MNTV	WCIA-D2, D3, D4 WCIX-D2, D3, D4	MNTV, Bounce, GRIT CBS, ION Mystery, Laff	(19) 12/1/2029
91	El Paso, TX	O&O	KTSM	NBC	KTSM-D2, D3, D4	Estrella, ION Mystery, Laff	(19)

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation(3)	Low Power Stations / Multicast Channels	Other Affiliation(3)(4)	FCC License Expiration Date
94	Burlington, VT	O&O LSA	WFFF WVNY(5)	FOX ABC	WFFF-D2, D3,D4 WVNY-D2, D3, D4	ION Mystery, Bounce, Antenna TV Laff, GRIT, Quest	4/1/2023 4/1/2023
95	Baton Rouge, LA	O&O O&O O&O LSA	WGMB WVLA(13)	FOX NBC	WGMB-D2, D3 WBRL-CD KZUP-CD WVLA-D2, D3	The CW, Cozi TV The CW Independent Laff, ION	6/1/2029 (19) 6/1/2029 6/1/2029
96	Jackson, MS	O&O	WJTV	CBS	WJTV-D2, D3, D4	The CW, ION, Court TV	6/1/2029
97	Fayetteville, AR	O&O O&O O&O	KFTA KNWA KXNW	FOX NBC MNTV	KFTA-D2, D3, D4, D5 KNWA-D2, D3, D4 KXNW-D2, D3, D4	NBC, ION Mystery, True Real, MNTV FOX, Laff, GRIT Rewind TV, Comet, Bounce	(19) (19) 6/1/2029
100	Myrtle Beach-Florence, SC	O&O	WBTW	CBS	WBTW-D2, D3, D4	MNTV/Antenna TV, ION, ION Mystery	12/1/2028
101	Tri-Cities, TN-VA	O&O	WJHL	CBS	WJHL-D2, D3	ABC, Antenna TV	8/1/2029
103	Greenville, NC	O&O	WNCT	CBS	WNCT-D2, D3, D4	The CW, True Crime, ION Mystery	12/1/2027
104	Quad Cities, IL	O&O O&O LSA	WHBF KGCW KLJB(5)	CBS The CW FOX	WHBF-D2, D3, D4 KGCW-D2, D3, D4 KLJB-D2, D3, D4	Court TV, GRIT, ION Mystery ThisTV, Laff, CBS MeTV, Rewind TV, Bounce	12/1/2029 2/1/2030 (19)
107	Evansville, IN	O&O LSA	WEHT WTVW(5)	ABC The CW	WEHT-D2, D3, D4 WTVW-D2, D3, D4	Laff, Cozi TV, Rewind TV Bounce, ION Mystery, ION	8/1/2029 8/1/2029
108	Ft. Wayne, IN	O&O	WANE	CBS	WANE-D2, D3, D4	ION, Laff, ION Mystery	8/1/2029
109	Altoona, PA	O&O	WTAJ	CBS	WTAJ-D2, D3, D4	ION Mystery, Laff, GRIT	8/1/2023
110	Augusta, GA	O&O	WJBF	ABC	WJBF-D2, D3, D4	MeTV, ION, ION Mystery	4/1/2029
111	Tyler-Longview, TX	O&O O&O LSA	KETK KFXK(13)	NBC FOX	KETK-D2, D3, D4 KTPN-LD KFXK-D2, D3, D4	GRIT, ION, Antenna TV MNTV MNTV, ION Mystery, Laff	(19)
112	Sioux Falls, SD	O&O O&O O&O	KELO KDLO(14) KPLO(14)	CBS CBS CBS	KELO-D2, D3, D4 KDLO-D2, D3, D4 KPLO-D2, D3, D4	MNTV, ION, ION Mystery MNTV, ION, ION Mystery MNTV, ION, ION Mystery	4/1/2030 (19) (19) 4/1/2030
114	Springfield, MA	O&O	WWLP	NBC	WWLP-D2, D3, D4	The CW, ION, ION Mystery	4/1/2023
115	Lansing, MI	O&O LSA	WLNS(7) WLAJ(5)	CBS ABC	WLAJ-D2	The CW	10/1/2029 10/1/2029
116	Youngstown, OH	O&O O&O LSA	WKBN(7) WYTV(10)	CBS ABC	WKBN-D2 WYFX-LD, D2, D3, D4, D5, D6 WYTV- D2	FOX FOX, MNTV, ION, Bounce, Laff, Antenna TV MNTV	10/1/2029 10/1/2029 10/1/2029
122	Peoria, IL	O&O LSA	WMBD WYZZ(15)	CBS FOX	WMBD-D2, D3, D4	Bounce, Laff, ION Mystery	12/1/2029 (19)
123	Bakersfield, CA	O&O O&O	KGET	NBC	KGET-D2, D3, D4 KKEY-LP	The CW, Telemundo, Laff Telemundo	(19)
125	Lafayette, LA	O&O	KLFY	CBS	KLFY-D2, D3, D4	Dabl, ION, Laff	6/1/2029
126	Columbus, GA	O&O	WRBL	CBS	WRBL-D2, D3, D4	Rewind TV, ION, Laff	4/1/2029
128	La Crosse, WI	O&O O&O	WLAX WEUX(16)	FOX FOX	WLAX-D2, D3, D4 WEUX-D2, D3, D4	Antenna TV, Laff, GRIT Antenna TV, ION Mystery, Bounce	12/1/2029 12/1/2029
131	Amarillo, TX	O&O O&O LSA	KAMR KCIT(5)	NBC FOX	KAMR-D2, D3, D4 KCPN-LP-D2 KCIT-D2, D3, D4	MNTV, Laff, Antenna TV Rewind TV GRIT, ION Mystery, Bounce	(19)
138	Rockford, IL	O&O LSA	WQRF WTVO(5)	FOX ABC	WQRF-D2, D3, D4 WTVO-D2, D3, D4	Bounce, ION Mystery, Rewind TV MNTV, Laff, GRIT	12/1/2029 12/1/2029
140	Monroe, LA	O&O LSA	KARD KTVE(5)	FOX NBC	KARD-D2, D3, D4 KTVE-D2, D3, D4	Bounce, GRIT, Antenna TV KARD, Laff, ION Mystery	6/1/2029 6/1/2029
141	Topeka, KS	O&O O&O LSA	KSNT KTKA(10)	NBC ABC	KSNT-D2, D3, D4 KTMJ-CD, D2, D3, D4 KTKA-D2, D3, D4	FOX, ION, Bounce FOX, ION Mystery, GRIT, Laff Dabl, The CW, Antenna TV	6/1/2030 (19) 6/1/2030
142	Lubbock, TX	O&O LSA	KLBK KAMC(5)	CBS ABC	KLBK-D2, D3, D4 KAMC-D2, D3, D4	Court TV, Antenna TV, Rewind TV ION Mystery, Bounce, QVC2	8/1/2030 (19)
145	Minot-Bismarck, ND	O&O O&O O&O O&O	KXMB(17) KXMC KXMD(17) KXMA	CBS CBS CBS The CW	KXMB-D2, D3, D4 KXMC-D2, D3, D4 KXMD-D2, D3, D4 KXMA-D2, D3, D4	The CW, Laff, ION Mystery The CW, Laff, ION Mystery The CW, Laff, ION Mystery CBS, Laff, ION Mystery	4/1/2030 4/1/2030 4/1/2030 (19)
147	Midland, TX	O&O LSA	KMID KPEJ(5)	ABC FOX	KMID-D2, D3, D4 KPEJ-D2, D3	Laff, ION Mystery, GRIT Estrella, Rewind TV	8/1/2030 (19)
148	Wichita Falls, TX	O&O O&O LSA	KFDX KJTL(5)	NBC FOX	KFDX-D2, D3, D4 KJBO-LP KJTL-D2, D3, D4	MNTV, Laff, Antenna TV MNTV GRIT, Bounce, ION Mystery	(19)

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation(3)	Low Power Stations / Multicast Channels	Other Affiliation(3)(4)	FCC License Expiration Date
149	Sioux City, IA	O&O	KCAU	ABC	KCAU-D2, D3, D4	ION Mystery, Laff, Bounce	2/1/2030
150	Erie, PA	O&O LSA	WJET WFXP(5)	ABC FOX	WJET-D2, D3, D4 WFXP-D2, D3, D4	Laff, ION Mystery, Cozi TV GRIT, Bounce, Antenna TV	8/1/2023 8/1/2023
152	Joplin, MO	O&O LSA	KSNF KODE(5)	NBC ABC	KSNF-D2, D3, D4 KODE-D2, D3, D4	Laff, ION Mystery, Antenna TV GRIT, Bounce, ION	2/1/2030 2/1/2030
153	Panama City, FL	O&O	WMBB	ABC	WMBB-D2, D3, D4	Antenna TV, Laff, ION Mystery	2/1/2029
158	Terre Haute, IN	O&O LSA	WTWO WAWV(5)	NBC ABC	WTWO-D2, D3, D4 WAWV-D2, D3, D4	Laff, ION Mystery, Antenna TV GRIT, Bounce, Rewind TV	8/1/2029 8/1/2029
161	Binghamton, NY	O&O O&O	WIVT	ABC	WIVT-D2, D3, D4 WBGH-CD, D2	NBC, Laff, ION Mystery NBC, ABC	6/1/2023 6/1/2023
163	Wheeling, WV	O&O	WTRF	CBS	WTRF-D2, D3, D4	MNTV, ABC, ION Mystery	10/1/2028
165	Beckley, WV	O&O	WVNS	CBS	WVNS-D2	FOX	10/1/2028
166	Billings, MT	O&O LSA	KSVI KHMT(5)	ABC FOX	KSVI-D2, D3, D4 KHMT-D2, D3, D4	ION Mystery, Bounce, Antenna TV Court TV, Laff, ION	4/1/2030 (19)
167	Abilene, TX	O&O LSA	KTAB KRBC(5)	CBS NBC	KTAB-D2, D3, D4 KRBC-D2, D3, D4	Telemundo, ION Mystery, ION GRIT, Laff, Bounce	(19)
168	Hattiesburg, MS	O&O	WHLT	CBS	WHLT-D2, D3, D4	The CW, ION, ION Mystery	6/1/2029
169	Dothan, AL	O&O	WDHN	ABC	WDHN-D2, D3, D4	ION Mystery, Laff, Antenna TV	4/1/2029
170	Rapid City, SD	O&O	KCLO	CBS	KCLO-D2, D3, D4	The CW, ION, ION Mystery	(19)
171	Jackson, TN	O&O	WJKT	FOX	WJKT-D2, D3, D4	ION Mystery, Laff, GRIT	8/1/2029
172	Utica, NY	O&O O&O LSA	WFXV WUTR(5)	FOX ABC	WFXV-D2, D3 WPNY-LP WUTR-D2, D3, D4	ION Mystery, Laff MNTV MNTV, GRIT, Bounce	6/1/2023 6/1/2023 6/1/2023
174	Clarksburg, WV	O&O	WBOY	NBC	WBOY-D2, D3, D4	ABC, ION Mystery, Laff	10/1/2028
178	Elmira, NY	O&O	WETM	NBC	WETM-D2, D3, D4	Antenna TV, Laff, ION Mystery	6/1/2023
179	Watertown, NY	O&O	WWTI	ABC	WWTI-D2, D3, D4	The CW, Laff, ION Mystery	6/1/2023
181	Alexandria, LA	O&O	WNTZ	FOX	WNTZ-D2, D3, D4	Bounce, ION Mystery, Laff	6/1/2029
182	Marquette, MI	O&O	WJMN	MNTV	WJMN-D2, D3, D4	ION Mystery, Laff, Bounce	10/1/2029
188	Grand Junction, CO	O&O O&O O&O LSA	KREX KREY(18) KFQX(5)	CBS CBS FOX	KREX-D2, D3, D4 KREY-D2, D3, D4 KGJT-CD KFQX-D2, D3, D4	Laff, MNTV, Bounce FOX, ION Mystery, GRIT MNTV CBS, ION Mystery, GRIT	4/1/2030 4/1/2030 4/1/2030 (19)
197	San Angelo, TX	O&O LSA	KLST KSAN(5)	CBS NBC	KLST-D2, D3, D4 KSAN-D2, D3, D4	ION Mystery, GRIT, Antenna TV Laff, Bounce, ION	(19) 6/1/2029

(1)
Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: 2022-2023 Nielsen Local Television Market Universe Estimates, as published by The Nielsen Company
(2)
O&O refers to stations that we own and operate. LSA, or local service agreement, is the general term we use to refer to a contract under which we provide services utilizing our employees to a station owned and operated by an independent third-party. Local service agreements include TBAs, SSAs, JSAs, LMAs and outsourcing agreements. For further information regarding the LSAs to which we are a party, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.
(3)
Affiliation denoted “The CW” reflects affiliation with The CW or The CW Plus.
(4)
Antenna TV and Rewind TV are digital multicast networks owned and operated by Nexstar. The other affiliations for our digital multicast channels are owned by independent third parties.
(5)
These stations and related multicast channels are owned by Mission.
(6)
Although WDVM is located within the Washington, D.C. DMA, its signal does not reach the entire Washington, D.C. metropolitan area. WDVM serves the Hagerstown, MD sub-market within the DMA. WDVM is the only commercial station licensed in the city of Hagerstown.
(7)
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
(13)
These stations and related multicast channels are owned by White Knight.
(14)
KDLO and KPLO operate as satellite stations of KELO.
(15)
WYZZ is owned by Cunningham Broadcasting Corporation.
(16)
WEUX operates as a satellite station of WLAX.
(17)
KXMB and KXMD operate as satellite stations of KXMC.
(18)
KREY operates as a satellite station of KREX.
(19)
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

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (CBS, FOX, NBC or ABC) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming is provided to the affiliate by the network in exchange for the payment to the network of affiliation fees and the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, MVPDs, OVDs, Alphabet Inc., Meta, TikTok, Snapchat and other online media, and newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the internet and other leisure activities may draw viewers away from commercial television stations.

Distribution

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

Advertising

General

Our core television advertising revenue is derived from the sale of local and national advertising. For our stations, we sell, and retain all of the revenue from the sale of advertising time in our locally produced content and the portion of advertising time in network or syndicated content that is allocated to the station and not already sold by the network or syndicator. For our national broadcast and cable networks, we sell national advertising in the portion of advertising time we retain.

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

Advertising rates are based upon a number of factors, including:

•
audience size and demographics of a station, network or program that an advertiser wishes to target;
•
the number of advertisers competing for the available time;
•
the availability of alternative advertising media;
•
the effectiveness of the salesforce;
•
development of projects, features and programs that tie advertiser messages to programming; and
•
the level of spending commitment made by the advertiser.

Advertising revenue is positively affected by a strong economy. Conversely, declines in advertising budgets of advertisers, particularly in recessionary periods, adversely affect the broadcast industry and, as a result, may contribute to a decrease in the revenue of broadcast television stations.

In even-numbered years we generate substantial advertising revenue from the political advertising we sell to candidates, political action committees and political parties primarily through national advertising sales representation firms. Every four years, our political advertising revenues are positively affected by additional advertising related to the presidential election. The sale of political advertising is regulated by the FCC which establishes guidelines governing candidate and non-candidate rules regarding rate, content and amount of time that is sold.

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

Advertising Sales

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenue from national advertising accounts, revenue from local advertising is generally more stable and more predictable. We seek to attract new advertisers to the television stations and their associated websites and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staffs and maintain an on-going training program for sales personnel.

National and political advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers and national retailers (some of which may also advertise locally).

Network Affiliations

All of the full power television stations that we own and operate, program or provide sales and other services to are currently affiliated with a network pursuant to an affiliation agreement, except for WGN-TV, WDVM and KAUT. The agreements with CBS, FOX, NBC, ABC, and The CW are the most significant to our operations. The current terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date (in order of expiration and number of agreements)
FOX	Of the 42 agreements, 41 expire in August 2023 and one(1) expires in December 2023.
The CW	23 agreements expire in August 2023.
MNTV	18 agreements expire in September 2023.
CBS	49 agreements expire in June 2024.
NBC	35 agreements expire in December 2024.
ABC	29 agreements expire in December 2026.

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

Investments

We derive significant cash flows from our largest equity method investment, a 31.3% interest in TV Food Network, which operates two 24-hour television networks, Food Network and Cooking Channel, offering quality television, video, internet and mobile entertainment and information focusing on food and entertaining. During 2022, we received cash distributions from TV Food Network totaling $249.4 million. Our partner in TV Food Network is Warner Bros. Discovery, Inc., which owns a 68.7% interest in TV Food Network and operates the networks on behalf of the partnership.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience based on program popularity. The popularity of our programming has a direct effect on the advertising rates we can charge our advertisers. We compete against other broadcast television programming, cable and satellite television programming as well as the plethora of direct-to-consumer programming provided via a variety of streaming services, including some of the broadcast television networks with which our stations are affiliated. Other sources of competition for audience include the internet, gaming devices, home entertainment systems, video-on-demand and pay-per-view.

Specifically, The CW, our broadcast television network, competes with other broadcast networks and other distribution technologies for viewers and NewsNation, our growing national cable news network, competes with other established national news networks such as CNN, FOX News and MSNBC for viewers.

Programming. Our local television stations compete for syndicated programming from national program distributors or syndicators as well as compete to secure broadcast rights for regional and local sporting events. We compete against in-market broadcast station operators, cable networks and streaming services for exclusive access to this programming in our markets. In a different way, our local stations also compete with other stations in their markets to provide exclusive news stories and unique features such as investigative reporting and coverage of community events to their local audience. The CW competes against other broadcast television and cable networks as well as other video providers, such as direct-to-consumer streaming platforms for television content. NewsNation competes against other cable news networks for talent and stories.

Advertising. Our stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as online media (e.g., Alphabet Inc., Meta, etc.), OVDs, MVPDs, radio stations, newspapers, outdoor advertising, and direct mail, among others. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas. The CW also competes for advertising revenue with other broadcast networks and other distribution technologies. NewsNation also competes for advertising revenue with other advertising media and with other established national networks such as CNN, FOX News and MSNBC.

The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. An increase in the popularity of OVDs may result in popular product offerings that do not include television broadcast stations or result in moving popular network programming to air concurrently or exclusively via OVDs. The increased use of digital technology by MVPDs, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations or the operations of the stations to which we provide services.

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

Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application. We began filing license renewal applications for our stations in June 2020 and will continue these filings through April 2023.

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

The FCC multiple ownership rules currently applicable to television broadcasters are summarized below:

Local Television Ownership (Duopoly) Rule. Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a DMA if (i) the two stations do not have overlapping service areas, or (ii) at least one of the two stations is not ranked among the top four stations in the DMA in terms of audience share (although the FCC may determine, on a case-by-case basis upon a sufficient showing, that the public interest would not be served by enforcing this “top four” prohibition). The duopoly rule also allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt.

In certain markets, the Company owns and operates both full-power and low-power television broadcast stations. The FCC’s rules and policies regarding ownership of television stations in the same market and nationally apply only to full-power television stations and not low-power television stations.

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

Attribution of Local Service Agreements. The FCC attributes the local television ownership limits toward another in-market station when one station owner programs that station pursuant to a TBA or LMA, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, LMAs entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination. We provide more than 15% of a non-owned station’s programming under a TBA or LMA in six markets. In five of these markets—WFXP in Erie, Pennsylvania, KHMT in Billings, Montana, KFQX in Grand Junction, Colorado, KNVA in Austin, Texas and WNAC-TV in Providence, Rhode Island—the TBAs or LMAs were entered into prior to November 5, 1996 and are considered grandfathered. Therefore, we may continue to program these stations under the terms of these agreements until the FCC determines otherwise. Our LMA with Mission for WPIX in New York is not attributable because we do not own a station in that market and do not have any equity or debt interests in Mission.

Under current FCC rules, our JSAs and SSAs with independently owned same-market stations are non-attributable. We may therefore retain our existing JSAs and SSAs in effect and enter into new ones, but we must publicly disclose them, and the FCC may in the future consider regulations with respect to such agreements.

Quadrennial Review of Media Ownership Rules. The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds are no longer “necessary in the public interest as a result of competition.” The FCC’s two most recent quadrennial reviews—those for 2010 and 2014—were eventually consolidated into a single proceeding that involved extensive litigation, an agency reconsideration and multiple court appeals, culminating in an April 1, 2021 decision by the U.S. Supreme Court which upheld the FCC’s elimination or relaxation of several rules. The 2018 quadrennial review, which the FCC commenced in December 2018, remains pending, and the FCC has solicited and received comments to update the record of that proceeding in the wake of the Supreme Court’s decision. Additionally, notwithstanding the pendency of the 2018 review, in December 2022 the FCC opened its 2022 quadrennial review proceeding. Thus, the media ownership rules are subject to change as a result of current and future quadrennial reviews and in other proceedings.

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

FCC rules and federal statutory law require retransmission consent negotiations to be conducted in “good faith.” It is a violation of the duty to negotiate in good faith for a television broadcast station to negotiate retransmission consent jointly with another station in the same market if the stations are not commonly owned. Under this rule, stations may not (i) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (ii) if located in the same DMA and not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, the VIEs with which we have sharing agreements must separately negotiate their retransmission consent agreements with MVPDs for stations in markets where we also own a station.

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

Human Capital Management

Values. Our key human capital management objectives are to attract, develop, and retain top industry talent that reflects the diversity of the communities in which we operate and provide services. We encourage every individual’s contribution and personal growth and foster work environments that provide personal pride through job satisfaction and a balanced life. We embrace the communities in which we operate and promote open communications, innovation and creativity.

Engagement and Opportunities. With markets ranging from small to large to national, we offer a broad range of opportunities for every experience level, including for those who are just starting their broadcasting career or are ready to make the leap into a larger market or onto the national stage. Our market diversity allows us to give our employees room to grow and progress in their careers. Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. As of December 31, 2022, our voluntary retention rate for employees was approximately 78%. We offer our employees a broad range of company-paid benefits and we believe our compensation package and benefits are competitive with others in our industry. Our employee wages are competitive and consistent with employee positions, experience, knowledge and location. In addition, in 2019, the Company initiated a company-wide minimum wage above the federal requirement, which increased effective January 1, 2021 and January 1, 2022. Annual wage increases and incentive payments are based on merit and are communicated to employees as a part of the annual review process. In January 2022, we also enhanced our parental leave and short-term disability programs, including the granting of up to six weeks of paid leave for eligible employees regardless of gender, offering birth mothers to take paid parental leave in addition to using short-term disability benefits and increasing the maximum weekly short-term disability benefit paid to employees by 100%.

Community Outreach. At Nexstar, we pride ourselves on the opportunities we provide for our employees to give back to their communities. Since our 20th anniversary in June 2016 (with the exception of 2020), we have organized an annual Founder’s Day of Caring, an employee driven effort focused on local non-profits and charities. Across the country our employees take the day to contribute thousands of hours of community services. In 2022, our Founder’s Day initiatives provided nearly 17,000 hours of service in one day to the communities served by Nexstar TV stations.

Diversity and Inclusion. We strive to foster a culture of diversity and inclusion so all of our employees feel respected and none of them feels discriminated against. In 2020, we launched our Diversity and Inclusion Council, a working committee dedicated to creating a path toward a more diverse and inclusive workplace, where diverse talent can flourish and build a career. The Council is comprised of ten members from throughout the Company, with membership changing periodically. In 2020, the Council initiated our Employee Resource Groups and established a model mentorship program that were rolled out Company-wide. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. As of December 31, 2022, approximately 41% and 28% of our employees and our management (Vice Presidents and above), respectively, were women. In the U.S., approximately 26% and 12% of our employees and our management, respectively, were racially/ethnically diverse. This compares to approximately 40% of the U.S. population which is racially/ethnically diverse (source: 2020 United States Census Bureau population). In order to ensure accountability in making progress in our diversity goals, a portion of our managers’ bonuses are tied to diversity metrics in their markets. In addition, we have implemented Employee Resource Groups in the categories of Latinx, Women, African American, Veterans and LGBTQ+. These groups are designed to bring together employees who share similar cultures, backgrounds, and/or interests, as well as those employees who wish to provide support to that group.

Training and Mentorship. We are committed to developing the talents of our employees and provide our employees online workplace training. Our catalog of courses includes harassment prevention, diversity/equity/inclusion, ethics, managing bias, supervisor/manager skills, and COVID-19 safety. In addition, we have a mentorship program that matches mentors and mentees across the company and provides the pairs with a 12-topic curriculum covering skills such as communications, networking, work/life balance, and goal setting.

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

Safety and Health. We value our employees and are committed to providing a safe and healthy workplace. All employees are required to comply with our safety rules and are expected to actively contribute to making our company a safer place to work. We have taken, and continue to take, robust actions to help protect the health, safety and well-being of our employees, to support our suppliers and local communities, and to continue to serve our customers. Employees must immediately report accidents, injuries, and unsafe equipment, practices or conditions to a supervisor or other designated person. The Company is committed to keep its workplaces free from hazards. Threats or acts of violence or physical intimidation are also prohibited, and will be subject to disciplinary action up to and including termination of employment.

Employees. As of December 31, 2022, we had a total of 12,971 employees, comprised of 11,666 full-time and 1,305 part-time employees. As of December 31, 2022, 1,829 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Our Operations

•
Our operating results are dependent on distribution revenue, which may be adversely affected by a number of factors, including non-renewal or renewal at less favorable terms of our retransmission consent agreements, changes in retransmission consent regulations and drop in subscriptions to cable and satellite providers;

•
Demand for television advertising may be adversely affected as consumers migrate to alternative media for entertainment;

•
The revenue generated by our stations could decline substantially if they fail to maintain or renew their network agreements on favorable terms, or at all;

•
A significant concentration of our revenue is from a select number of customers;

•
Our substantial debt could limit our ability to grow and compete;

•
Our growth may be limited if we are unable to implement our organic growth initiatives and/or acquisition strategy;

•
Changes in FCC rules may restrict our ability to own or provide services to multiple stations in local markets;

•
The FCC’s and DOJ’s local and national media ownership rules limit our ability to acquire television stations in particular markets or new markets;

•
The FCC may deny renewal of the FCC license of any of our stations, requiring that station to cease operation;

•
The owners of the VIEs may make decisions regarding the operation of their respective stations that could reduce the amount of cash we receive under our local service agreements;

•
Future impairment charges on our goodwill, intangible assets and equity investments could adversely affect our future results from operations;

•
The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results;

•
We may face additional tax liabilities stemming from proposed and ongoing tax audits;

•
Our pension and postretirement benefit plan obligations may be increased by a declining stock market and lower interest rates;

•
Adverse results from litigation or governmental investigations involving us can impact our business practices and operating results;

•
Any decrease in our dividend payments or suspension in our dividend payments or stock repurchases could cause our stock price to decline;

•
We may not be able to adequately protect the intellectual property and other proprietary rights that are material to our business;

•
Cybersecurity risks could affect our operating effectiveness; and

•
The continuing effects of COVID-19 may adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Our Industry

•
Our operating results are dependent on advertising revenue, making us potentially more vulnerable to economic downturns and other factors beyond our control;

•
Due to our high fixed operating expenses, a relatively small decrease in revenue could have a significant negative impact on our operating income;

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

•
New legislation and regulation could significantly impact the operations of our stations or the television broadcasting industry as a whole; and

•
The FCC’s reallocation of a portion of the spectrum available for use by television broadcasters to wireless broadband could substantially impact our future operations.

Risks Related to Tribune Media Company (“Tribune”)’s Emergence from Bankruptcy

•
We may incur unforeseen costs in connection with Tribune’s Chapter 11 proceedings.

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

A significant portion of Nexstar’s revenue comes from its retransmission consent agreements with MVPDs (mainly cable and satellite television providers) and OVDs. These agreements permit the distributors to retransmit our stations’ and our cable and broadcast networks’ signals to their subscribers in exchange for the payment of compensation to us. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition and results of operations.

Though we are typically able to renegotiate our retransmission consent agreements on favorable terms, the payments due us under these agreements are customarily based on a price per subscriber of the applicable distributor. In the past several years, the number of subscribers to MVPDs has declined as the growth of direct internet streaming of video programming to televisions and mobile devices has led consumers to discontinue their cable or satellite service subscriptions. As our retransmission consent agreements include payment terms by subscriber numbers, if the rate of reductions in the number of MVPD subscribers increases, this could also have an adverse effect on our business revenues, financial condition and results of operations. Also, refer to “Risks Related to Our Industry–Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

Moreover, the national television broadcast networks have taken the position that they, as the owners or licensees of certain of the programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive from MVPDs under our retransmission consent agreements and are requiring their network affiliation agreements with us to provide for such payments. All of our affiliation agreements with the broadcast networks also include terms that limit our ability to grant retransmission consent rights to traditional MVPDs as well as OVDs, services that provide video streaming to consumers. As a result, the networks negotiate directly with OVDs for carriage of their local affiliate stations, including certain of our stations. The terms the networks negotiate may be unfavorable or unacceptable to us, as a result of which we may receive reduced revenue from our stations’ carriage on OVDs or may choose not to permit an OVD’s carriage of our stations at all. The need to pay a portion of our retransmission consent revenue to our networks, and network limitations on our ability to enter into retransmission consent agreements or realize sufficient revenue from such agreements, could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition and results of operations.

In addition, federal statutes and regulations govern our retransmission consent negotiations with MVPDs. Under federal law, for example, we must negotiate retransmission consent in “good faith,” and we are prohibited from negotiating jointly with non-commonly owned television stations (including our VIEs) in markets where we own a station. These statutes and regulations are subject to change, and in recent years MVPDs have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. For example, pursuant to federal legislation, the FCC has adopted rules that require “large [television] groups” (which include Nexstar) to negotiate retransmission consent in good faith with certain “qualified [MVPD] buying group[s]” comprised of multiple MVPDs. Nexstar’s obligation to negotiate retransmission consent on a collective basis with certain groups of MVPDs may add complexity to Nexstar’s overall negotiation process and could adversely affect the amount and flow of Nexstar’s retransmission consent revenues. Moreover, there are still-open FCC proceedings to review the “totality of the circumstances” test for good faith retransmission consent negotiations, to eliminate or modify the FCC’s non-duplication and syndicated exclusivity rules (which could permit MVPDs to import out-of-market television stations in certain circumstances), and to apply MVPD rules to certain OVDs. These and other changes to the retransmission consent regulatory scheme, if adopted, could materially and adversely impact our retransmission revenues and thus our business.

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

The networks are streaming the majority of their programming on the internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These and other practices by the networks dilute the exclusivity and value of network programming historically broadcast by the affiliated local stations and may adversely affect the business, financial condition and results of operations of our stations. Also, refer to “Risks Related to Our Industry––Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

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

All of the network affiliation agreements of the stations that we own, operate, program or provide sales and other services to are scheduled to expire at various times through December 2026. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments, resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances.

For more information regarding these network affiliation agreements, see Item 1, “Business—Network Affiliations.”

A significant concentration of our revenue is from a select number of customers.

During the years ended December 31, 2022, 2021 and 2020, the Company’s revenues from two customers exceeded 10%. Each of these customers represents approximately 10% and 11% for 2022, 12% and 13% for 2021, and 11% each for 2020, of the Company’s consolidated net revenues. A disruption in our relationship with any of these customers could adversely affect our business. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. In addition, any consolidation of our customers could reduce the number of customers to whom our services could be sold. Our inability to meet our customers’ requirements could adversely impact our revenue. The loss of one or more of our major customers or any significant reduction in the service requirements of these customers could have a material adverse effect on our business, results of operations, or financial condition.

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2022, the Company had $6.952 billion of debt, net of unamortized financing costs, discounts and premium, which represented 71.7% of the total combined capitalization.

The Company’s high level of debt could have important consequences for its business. For example, it could:

•
limit the Company’s ability to borrow additional funds or obtain additional financing in the future;

•
limit the Company’s ability to pursue acquisition opportunities;

•
expose the Company to greater interest rate risk since the interest rates on borrowings under the senior secured credit facilities are variable;

•
limit the Company’s flexibility to plan for and react to changes in its business and its industry; and

•
impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing Nexstar’s $1.714 billion 5.625% senior unsecured notes due 2027 (“5.625% Notes, due July 2027”) and Nexstar’s $1.0 billion 4.75% senior unsecured notes due 2028 (“4.75% Notes, due November 2028”), limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, it would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of its business.

The terms of the Company’s senior secured credit facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028 contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

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

We achieved much of our growth through acquisitions. We intend to continue our growth by selectively pursuing acquisitions of businesses that leverage our platform, scale and capabilities. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the ownership of television stations, both in local markets and nationally, and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change. For instance, we currently own several television stations and provide services to other stations pursuant to the recent eliminations and modifications of certain FCC ownership rules. The FCC is required to undertake periodic reviews of its media ownership rules, however, and as a part of any such review it may reimpose prior rules or adopt new rules that limit our ability to make acquisitions or enter into local service agreements, or that require us to divest existing stations or terminate existing agreements. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions, if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations. Additionally, our television acquisitions over the past several years have significantly increased our national audience reach to a level that approaches national television ownership limits imposed by the Communications Act and FCC rules. This may restrict our future television station acquisitions and may require us to divest current stations in connection with any acquisition in order to comply with national television ownership limits. The television broadcast industry has also undergoing significant consolidation, which has reduced the number of acquisition targets.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our growth, our operating results will suffer.

In 2022, we completed our acquisition of a 75.0% ownership interest in The CW for no purchase consideration, in 2021 we acquired The Hill and in 2020 we acquired BestReviews. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

Changes in FCC rules may restrict our ability to own or provide services to multiple stations in local markets under local service agreements or common ownership, which may harm our existing operations and impair our acquisition strategy.

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

Our local service agreements with independently owned television stations and our ownership of multiple stations in certain markets comply with current FCC media ownership rules. Those rules, however, are subject to change. For instance, in recent years FCC rules have prohibited us from entering into new JSAs and may have required us to terminate existing JSAs after a certain date. Additionally, for many years the FCC’s duopoly rule required at least eight independently owned television stations to remain in a local market for a party to acquire a second station in that market. These restrictions are no longer in effect, but the FCC’s 2018 and 2022 quadrennial media ownership reviews are currently pending, and the agency could reinstitute these or other limitations in those or any future reviews.

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

We are subject to foreign ownership limitations which limit foreign investments in us.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under these restrictions, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by enforcement of such restriction. The FCC has interpreted this provision to require an affirmative public interest showing before indirect foreign ownership of a broadcast licensee may exceed 25%. Therefore, certain investors may be prevented from investing in us if our foreign ownership is at or near the FCC limits.

The FCC’s and DOJ’s local and national media ownership rules limit our ability to acquire television stations in particular markets, restricting our ability to execute our acquisition strategy.

The number of television stations we may acquire in any local market or nationwide is limited by FCC rules and may potentially also be impacted by actions and policies of the U.S. Department of Justice and other regulatory authorities. Our ability to acquire television stations may also vary depending upon whether the interests in other television stations of persons affiliated with us are attributable under FCC rules. The broadcast television interests of our officers, directors and most stockholders with 5% or greater voting power are attributable under the FCC’s rules, which may limit us from acquiring or owning television stations in particular markets while those officers, directors or stockholders are associated with us. In addition, the holder of otherwise non-attributable equity and/or debt in a licensee in excess of 33% of the total debt and equity of the licensee will be attributable where the holder is either a major program supplier to that licensee or the holder has an attributable interest in another media facility in the same market that is subject to the FCC’s media ownership rules.

The FCC may deny renewal of the FCC license of any of the stations we operate or provide services to, requiring that station to cease operation.

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

We have significant investments in businesses (primarily our 31.3% interest in TV Food Network) that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Consolidated Statement of Operations and Comprehensive Income under “Income from equity method investments, net,” which contributes to our income from continuing operations before income taxes. For the year ended December 31, 2022, our income from equity investments from TV Food Network was $226.7 million, less the amortization of basis difference of $69.5 million (as described in more detail in Note 6 to our Consolidated Financial Statements). During this period, we also received cash distributions from TV Food Network of $249.4 million. If the earnings or losses of and distributions from our equity investments are material in any year, those earnings or losses and distributions may have a material effect on our net income, cash flows, financial condition and liquidity. We do not control the day-to-day operations of our equity method investments or have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations and cash flows. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations, our cash flows and the value of our investment.

We have made investments in digital businesses.

We have invested in content-driven digital businesses as well as digital offerings through our broadcast stations. Due to intense competition, investment in content that is subject to a greater degree of obsolescence, historical impairment losses on our digital assets, significant reliance on third-party vendors to deliver services, limited operating history, the rapid evolving nature of digital businesses and difficulties in integrating acquisitions into our operations, the future operating results could be volatile and may negatively impact the year-to-year trends of our operations.

The loss of the services of our chief executive officer could disrupt management of our business and impair the execution of our business strategies.

We believe that our success depends upon our ability to retain the services of Perry A. Sook, our founder and Chief Executive Officer. Mr. Sook has been instrumental in determining our strategic direction and focus. The loss of Mr. Sook’s services could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies. On August 1, 2022, we extended Mr. Sook’s appointment as our Chief Executive Officer through March 31, 2026, with automatic renewal for successive one-year periods.

The owners of the VIEs may make decisions regarding the operation of their respective stations that could reduce the amount of cash we receive under our local service agreements.

As of December 31, 2022, the VIEs are each 100% owned by independent third parties. These entities own and operate 36 full power television stations, of which 35 stations are included in our financial statements as consolidated VIEs. We have entered into local service agreements with the VIEs, pursuant to which we provide services to their stations. In return for the services we provide, we receive substantially all of the consolidated VIEs’ available cash, after satisfaction of their operating costs and any debt obligations.

As of December 31, 2022, Mission’s senior secured credit facility consisted of a Term Loan B, due June 2028 with an outstanding principal balance of $296.3 million and a $75.0 million revolving credit facility, of which $61.5 million was drawn and outstanding.

Nexstar (excluding The CW) guarantees full payment of all of the obligations incurred under Mission’s senior secured credit facility in the event of its default. All of the consolidated VIEs have granted purchase options that permit Nexstar to acquire the assets and assume the liabilities of each of those VIEs’ stations, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs.

We do not own the VIEs or any of their respective television stations. However, we are deemed under U.S. GAAP to have controlling financial interests in the consolidated VIEs because of (i) the local service agreements Nexstar has with the consolidated VIEs’ stations, (ii) Nexstar’s (excluding The CW) guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) Nexstar having power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of each of the consolidated VIEs’ stations at any time, subject to FCC consent.

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

As of December 31, 2022, $8.305 billion, or 65.5%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. During the fourth quarter of 2022, Nexstar recorded a $90.8 million goodwill impairment attributable to a digital business. The Company tests goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. The Company tests its finite-lived intangible assets whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction, or a forecast of such reductions, in operating results or cash flows at the Company’s business units. The broadcast business’s operating results and cash flows could be affected by a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations or by adverse changes to FCC ownership rules, among other things, which may be beyond the Company’s control. Our digital business’s operating results and cash flows could be affected by intense competition, investment in technologies that are subject to a greater degree of obsolescence, significant reliance on third-party partners to deliver services, rapid evolving nature and other factors. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2022, based on projected future income, approximately $199.4 million of the Company’s deferred tax assets, net of valuation allowance, will more likely than not be realized in the future. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

The Company’s ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of Nexstar, Mission or certain of our other VIEs.

At December 31, 2022, the Company had NOLs of approximately $165.7 million for U.S. federal tax purposes and $153.7 million for state tax purposes. A valuation allowance has been recorded against $134.3 million of federal NOLs and $71.7 million of state NOLs attributable to a consolidated VIE. Federal NOLs generated for years prior to 2018 expire at varying dates through 2037 and NOLs generated after 2017 carry forward indefinitely. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change.” In general, an “ownership change,” as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control. The Company’s NOLs are subject to limitations under Section 382. As of December 31, 2022, the Company does not expect any NOLs to expire as a result of a Section 382 limitation.

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

While we believe our tax positions and reserves are reasonable, the resolutions of certain tax issues related to a past transaction of Tribune Media Company (“Tribune”) are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities as a result of our acquisition of Tribune for the transactions contemplated by an agreement, dated August 21, 2009, between Tribune and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”). We may also be faced with tax liabilities as a result of the federal income tax audits of Tribune for taxable years 2014 and 2015.

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2022 would be approximately $158.0 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal.

As of December 31, 2022, we believe the tax impact of applying the Tax Court opinion is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing a federal income tax audit for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audit and issued a Revenue Agent’s Report which disallowed the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. We disagree with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and we are contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $16.0 million increase in its federal and state taxes payable and a $70.0 million increase in deferred income tax liability as of December 31, 2022. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company has reflected $11.0 million for certain contested issues in its liability for uncertain tax positions at December 31, 2022 and December 31, 2021.

Nexstar’s pension and other postretirement benefit plans (OPEB) are currently underfunded. A declining stock market and lower interest rates could affect the value of the Company’s retirement plan assets and increase its postretirement obligations.

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. As of December 31, 2022, the pension benefit obligations for these qualified retirement plans were $1.738 billion. The qualified retirement plans also had $1.562 billion in total net assets available, or underfunded by approximately $175.5 million, to pay benefits to participants enrolled in the plans as of December 31, 2022. Nexstar was not required and did not make contributions to its qualified pension benefit plans in 2022.

Nexstar also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage of the defined benefit retirement plans to certain employees and former employees. During 2022, Nexstar contributed $4.1 million to these plans. As of December 31, 2022, the total liability was $41.4 million. Nexstar also has various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees. Although Nexstar has frozen participation and benefits under all plans, two significant elements in determining the pension expense or credit are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the expense and may necessitate higher cash contributions to the qualified retirement plans.

There can be no assurances concerning continuing dividend payments and any decrease or suspension of the dividend could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors declared in 2022 a total cash dividend of $3.60 per share (in equal quarterly installments of $0.90 per share) to the outstanding shares of our common stock. In January 2023, our board of directors approved a 50% increase in the quarterly cash dividend to $1.35 per share beginning with the dividend declared in the first quarter of 2023. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

We cannot guarantee that any share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of our stock prices.

We engage in share repurchases of our common stock from time to time in accordance with authorizations from our board of directors. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, our share repurchases could affect our share trading prices, increase their volatility and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock.

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

Our business, results of operations, financial condition and cash flows have been and may continue to be adversely affected by the continuing effects of COVID-19.

Our business, results of operations, cash flows and financial condition have been, and may continue to be affected by the macroeconomic impacts resulting from COVID-19. In 2022 and in 2021, the Company continued to recover from the ongoing effects of the COVID-19 pandemic since its adverse impact in 2020. However, the extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, cash flows and financial condition will depend on future developments, which remain highly uncertain, cannot reasonably be predicted and many of which are outside of our control, including the persistence of the pandemic, impacts on economic activity, and the possibility of recession or continued financial market instability.

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

We derive a significant amount of our revenue from the sale of advertising time on our stations and community portal websites. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

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

The Company may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack or by coverage of local disasters such as tornados and hurricanes. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of any preemption of programming cannot be predicted if it occurs. In addition, our stations and the stations we provide services to may incur additional expenses as a result of expanded news coverage of a war or terrorist attack or local disaster. The resulting loss of revenue and increased expenses could negatively affect our results of operations.

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies may adversely affect our television stations. Information delivery and programming alternatives such as online distribution of programming, the internet, cable, direct satellite-to-home services, pay-per-view, video on demand, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the internet have captured an increasing market share, while the aggregate viewership of the major broadcast television networks has declined. In addition, the expansion of cable and satellite television, video streaming and other technological changes has increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

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

Technologies used in the entertainment industry continue to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through the so-called “cutting the cord” and other consumption strategies. The networks are also streaming their programming on the internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These innovations and other practices by the networks dilute the exclusivity and value of network programming historically broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. We are unable to predict what forms of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include online video programming distributors. Additionally, the FCC has initiated its 2018 and 2022 quadrennial proceedings to review the agency’s media ownership rules and has opened a proceeding to review the national television broadcast ownership limit. The FCC also may decide to initiate other new rule-making proceedings on its own or in response to requests from outside parties, any of which might impact our business or operations. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

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

The Company has received payment for eleven television stations that accepted bids and have either moved to different channels or (in one case) discontinued operation. Seventy-four (74) full power stations owned by Nexstar and 17 full power stations owned by VIEs were assigned to new channels in the reduced post-auction television band. These stations have commenced operation on their new assigned channels and have ceased operating on their former channels. The Company is in the final stages of requesting and receiving reimbursements for the costs of repacking these stations.

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

Risks Related to Tribune’s Emergence from Bankruptcy

We may incur unforeseen costs in connection with Tribune’s Chapter 11 proceedings.

On December 31, 2012, certain entities (including Tribune and certain of its direct and indirect subsidiaries) that had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) (the “Debtors”) emerged from Chapter 11. Tribune’s Chapter 11 case has not yet been closed by the Bankruptcy Court. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. In addition, while we believe that all claims asserted in the Chapter 11 cases have been finally resolved (with the exception of one claim that has been disallowed but remains on appeal), creditors may seek to submit additional late-filed claims in Tribune’s Chapter 11 case, which if allowed by the Bankruptcy Court may result in additional costs and payments, which may be material.

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

The IRS Ruling and the opinion of the special tax counsel were based on, among other things, certain representations and assumptions as to factual matters made by Tribune and certain of its then stockholders. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS Ruling or the opinion of the special tax counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the IRS Ruling and the opinion of the special tax counsel were based on the current law then in effect, and cannot be relied upon if current law changes with retroactive effect. If the Tribune Publishing spin-off is ultimately determined not to be tax-free, we could be liable for the U.S. federal and state income taxes imposed as a result of the transaction. Furthermore, events subsequent to the distribution could cause us to recognize a taxable gain in connection therewith. Although Tribune Publishing is required to indemnify us against taxes on the distribution that arise after the distribution as a result of actions or failures to act by Tribune Publishing or any member thereof, Tribune Publishing’s failure to meet such obligations and our administrative and legal costs in enforcing such obligations may have a material adverse effect on our financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have office space for our corporate headquarters in Irving, TX, which is leased through 2033. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own approximately 54% of our office and studio locations and approximately 57% of our tower and transmitter locations. The remaining properties that we utilize in our operations are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

Item 3. Legal Proceedings

The information set forth under Note 16 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our common stock (f/k/a Class A common stock) trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

As of February 27, 2023, there were approximately 107,000 shareholders of record of our common stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2022, 2021 and 2020 total annual cash dividends of $3.60 per share, $2.80 per share and $2.24 per share, respectively, with respect to outstanding shares of our common stock. The dividends were paid in equal quarterly installments.

On January 26, 2023, our board of directors approved a 50% increase in the quarterly cash dividend to $1.35 per share of outstanding common stock beginning with the first quarter of 2023. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing Nexstar’s existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following is a summary of Nexstar’s repurchases of its common stock by month during the fourth quarter of 2022 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
October 5 - 24, 2022	570,514	$175.26	570,514	$1,417.0
November 15 - 30, 2022	466,442	$171.09	466,442	1,337.2
December 7 - 29, 2022	448,675	$177.40	448,675	1,257.6
	1,485,631	$174.60	1,485,631

On July 27, 2022, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.5 billion of its common stock. During the year ended December 31, 2022, Nexstar repurchased a total of 5.1 million shares of its common stock for $880.7 million, funded by cash on hand, which were accounted for as treasury stock. As of December 31, 2022, the remaining available amount under the share repurchase authorization was $1.258 billion.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2022

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options and vesting of	outstanding	excluding securities
Plan Category	restricted stock units	options	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,458,616	$46.87	2,051,861
Equity compensation plans not approved by security holders	-	-	-
	1,458,616	$46.87	2,051,861

(1)
The 1,458,616 securities to be issued consist of 337,136 outstanding stock options, with a weighted average exercise price of $46.87 and 1,121,480 time-based and performance-based restricted stock units.

For a more detailed description of our equity plans and grants, we refer you to Note 13 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our common stock based on closing prices for the period from December 31, 2017 through December 31, 2022 with the total return of the NASDAQ Composite Index and our peer index of comparable television companies. Our peer group index consists of the following publicly traded companies: Gray Television, Inc., Tegna, Inc., Sinclair Broadcast Group, Inc. (“Sinclair”), The E.W. Scripps Company, Fox Corporation and Paramount Global. The graph assumes the investment of $100 in our common stock and in both of the indices on December 31, 2017, with the reinvestment of dividends into shares of our common stock or the indices, as applicable. The performance shown is not necessarily indicative of future performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Nexstar Media Group, Inc. (NXST)	$100.00	$102.64	$155.88	$148.83	$209.76	$248.15
NASDAQ Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Peer Group	$100.00	$76.70	$84.05	$73.64	$74.89	$55.32

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

Executive Summary

2022 Highlights

•
Achieved record $5.2 billion of net revenue for 2022, surpassing the $5.0 billion milestone for the first time, including a record $505.6 million of non-presidential election year political advertising revenue.
•
Returned over $1.0 billion of capital to shareholders through repurchases of common stock of $880.7 million and dividends of $142.2 million, funded by cash on hand.
•
Successfully renewed distribution agreements with over half our subscriber base.
•
Successfully extended affiliation agreement with ABC to 2026.
•
Acquired a 75% ownership interest in The CW Network for no consideration which acquisition was strategically important to support our CW-affiliated stations and to drive the overall growth of our national platform.
•
Expanded news programming at NewsNation, America’s fastest growing cable news network, to 17 hours per weekday of national news, analysis, and talk.
•
Launched FAST channels for The Hill and CTV/OTT apps for NewsNation on a variety of platforms.
•
Deployed NEXTGEN TV (or ATSC 3.0) in an additional 20 markets to a total of 37 markets.
•
Completed the $3.05 billion refinancing of near-term maturities while reducing interest expense.
•
Net reduction in debt of $477.6 million, funded by cash on hand.
•
Eliminated Nexstar’s Class B and Class C common stock via an amendment to Nexstar’s certificate of incorporation approved by Nexstar shareholders on June 13, 2022.

2022 Acquisition of The CW

•
On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW from the Sellers for no purchase consideration. Each of the Sellers retained a 12.5% ownership interest and will produce 12 original, scripted series for The CW primarily to air during the 2022/2023 broadcast season. The Sellers have granted Nexstar a call right and Nexstar has granted each of the Sellers a put right for such Seller’s ownership interest beginning in August 2024 and June 2026, respectively. The acquisition solidifies Nexstar’s revenue opportunities as the largest owner of The CW-affiliated stations, diversifies its content outside of news, improves its national advertising opportunities, establishes it as a participant in advertising video-on-demand services via The CW App and creates value by improving The CW’s ratings, revenue, and profitability. As a result of the acquisition, Nexstar recognized a gain on bargain purchase of $55.6 million representing the excess of the fair value of the net assets acquired over the $0 purchase consideration and the fair value of noncontrolling interests. For additional information on this acquisition, see Note 3, “Acquisitions and Dispositions” to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

2022 Debt Transactions

•
On June 21, 2022, Nexstar amended its credit agreement (also herein referred to as senior secured credit facility) which provided for a $2.425 billion Nexstar Term Loan A, due June 2027, and a $550.0 million Nexstar revolving credit facility, due June 2027, of which no amount was drawn as of December 31, 2022. During 2022, Nexstar repaid a total of $2.902 billion of its debt, including refinancing of certain term loans of $2.414 billion funded by the new Nexstar Term Loan A, $417.2 million repayments of term loans funded by cash on hand, and repurchased and cancelled $71.2 million (at a weighted average purchase price of 94.2%) of its senior unsecured notes.
•
On June 21, 2022, Mission, an independently owned VIE consolidated by Nexstar, also amended its credit agreement (also herein referred to as senior secured credit facility) which provided for a $75.0 million Mission revolving credit facility, of which $61.5 million was drawn and the proceeds used to repay the outstanding Mission revolving loan of $61.5 million.

Overview of Operations

As of December 31, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a discussion of the local service agreements we have with these independent third parties. We also own NewsNation, a national cable news network, a recently acquired 75.0% ownership interest in The CW, the fifth major broadcast network in the U.S., two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include more than 140 local websites, 280 mobile applications, 22 connected television applications, and six free-ad supported television channels representing products of our local television stations, The CW, NewsNation, The Hill, and BestReviews and a suite of advertising solutions. Together, our other digital properties attracted almost 100 million unique visitors in December 2022 according to Comscore.

The largest portion of operating revenue of our Company is derived from distribution revenue which relates to retransmission of Company stations’ signals and the carriage of our cable and broadcast networks by cable, satellite and other MVPDs and OVDs and, in the case of The CW, its local affiliates. For the year ended December 31, 2022, the Company’s distribution revenue represented 49.3% of total net revenue. MVPDs generally pay for retransmission rights on a rate per subscriber basis. The growth of this revenue stream was primarily due to increases in the subscriber rates paid by MVPDs resulting from contract renewals (retransmission consent and carriage agreements generally have a three-year term), scheduled annual escalation of rates per subscriber, and the establishment of distribution agreements with OVDs, typically via our network affiliation partner and paid to us net of our affiliation fees. Nexstar anticipates that retransmission fees will continue to increase until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

We also generate revenue from core television advertising and digital advertising revenue. For the year ended December 31, 2022, the Company generated 33.0% of our net revenue from core advertising and 7.0% from digital advertising revenue. Core television and digital advertising is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets, the marketing strategy we employ in each market and the health of the overall national advertising market. Most advertising contracts (other than national advertising contracts placed with our national networks at the beginning of the broadcast season) are short-term and generally run for a few weeks. Local advertising time is sold by each station’s local sales staff via advertising agencies and directly to local businesses. National core television advertising revenue is derived from advertisements placed through advertising agencies. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales force, thereby eliminating the agency commission. Our stations, cable and broadcast networks have various agreements with national representative firms which provide sales representation for national or large regional accounts that advertise in several markets simultaneously. National representative commission rates vary within the industry and are governed by each agreement. In addition, we generate digital advertising revenue from the sale of advertising on third party sites and other local and national services.

In even years, we generate a substantial amount of revenue from political advertising. For the year ended December 31, 2022, the Company generated 9.7% of our net revenue from political advertising. Political advertising is affected by the number of competitive races there are and the location of the Company’s station in the relevant competitive markets, the amount of funds raised by candidates, PACs and others, the availability and pricing of television advertising inventory as well as the availability of alternative media. Because of the scale of Nexstar, we typically have a presence in the substantial majority of markets with competitive political races. All national revenue is derived from advertisements placed through advertising agencies pursuant to the agreements described above.

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

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. Our majority owned broadcast network, The CW, acquires licenses to broadcast programs from affiliates of Paramount Global and Warner Bros. Discovery, among others.

Our primary operating expenses include programming costs, newsgathering, employee salaries, and commissions and benefits. A large percentage of the costs involved in the operation of our stations and the stations we provide services to remains relatively fixed.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes, due July 2027 and our 4.75% Notes, due November 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2023 and 2033) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes in these entities because of (i) the local service agreements we have with their stations, (ii) our (excluding The CW) guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit us to acquire the assets and assume the liabilities of each of these VIEs’ stations, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

Refer to Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information with respect to consolidated VIEs.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. On April 1, 2021, the U.S. Supreme Court issued a decision that reversed a lower court of appeals ruling and upheld the FCC’s elimination or modification of certain of its media ownership rules in the agency’s 2010/2014 quadrennial review of those rules. Among the regulations eliminated in 2021 as a result of the Supreme Court ruling was a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same market under a JSA is deemed to have an attributable ownership interest in that station, as well as a requirement that at least eight independently owned television stations remain in a local television market for a party to acquire a second station in that market. While these restrictions are no longer in effect, the FCC’s 2018 quadrennial media ownership review is currently pending and the 2022 quadrennial review has also commenced. An FCC proceeding is also pending to review the current national limit on television station ownership. The FCC could reinstitute its earlier restrictions or impose other limitations in these or any future reviews.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in millions) and each type of revenue as a percentage of total net revenue for the years ended December 31:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Core advertising	$1,718.3	33.0	$1,761.7	37.9	$1,571.1	34.9
Political advertising	505.6	9.7	45.2	1.0	507.6	11.3
Distribution	2,571.3	49.3	2,472.9	53.2	2,152.6	47.8
Digital	364.6	7.0	322.6	6.9	223.4	5.0
Other	51.2	1.0	46.0	1.0	46.6	1.0
Total net revenue	$5,211.0	100.0	$4,648.4	100.0	$4,501.3	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations for the years ended December 31 (dollars in millions), and each component of operating expense as a percentage of net revenue:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Net revenue	$5,211.0	100.0	$4,648.4	100.0	$4,501.3	100.0
Operating expenses (income):
Direct operating expenses	2,004.8	38.5	1,862.4	40.0	1,720.5	38.2
Selling, general and administrative expenses, excluding corporate	903.5	17.3	848.4	18.3	729.1	16.2
Corporate expenses	198.4	3.8	175.8	3.8	183.0	4.1
Depreciation and amortization expense	662.1	12.8	588.6	12.6	564.9	12.5
Goodwill and other long-lived asset impairments	132.9	2.5	23.0	0.5	-	-
Reimbursement from the FCC related to station repack	(2.8)	(0.1)	(19.7)	(0.4)	(57.3)	(1.3)
Gain on relinquishment of spectrum	-	-	-	-	(10.8)	(0.2)
Other	-	-	(5.5)	(0.1)	(3.5)	(0.1)
Total operating expenses	3,898.9		3,473.0		3,125.9
Income from operations	$1,312.1		$1,175.4		$1,375.4

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy business units include those business units that we owned or consolidated into our financial statements for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy business unit amounts presented in each quarter.

Revenue

Core advertising revenue was $1,718.3 million for the year ended December 31, 2022 compared to $1,761.7 million for the same period in 2021, a decrease of $43.4 million, or 2.5%, primarily due to a weaker national advertising market, the absence of third quarter advertising revenue from the Olympics on our NBC affiliate stations and changes in the mix between our core and political advertising revenues of $70.1 million, partially offset by incremental revenue from our acquisition of The CW of $26.6 million. Key categories driving the decrease were direct response, insurance, gaming/sports betting, government services and radio/tv/cable/newspaper partially offset by increases in entertainment, home repair/manufacturing, drug stores/medication, travel, and attorneys. Automotive, our largest advertiser category, represented approximately 15.4% in 2022 and 15.5% in 2021 of our core advertising revenue for each of the years ended December 31, 2022 and 2021. Overall, automotive advertising revenues decreased by approximately 0.8% in 2022 compared to 2021, primarily due to the shortage in supply of chips and semiconductors which impacted the availability of automobiles for sale and the need by automotive dealers to advertise.

Political advertising revenue was $505.6 million for the year ended December 31, 2022 compared to $45.2 million for the same period in 2021, an increase of $460.4 million, as 2022 was a mid-term election year.

Distribution revenue was $2,571.3 million for the year ended December 31, 2022 compared to $2,472.9 million for the same period in 2021, an increase of $98.4 million, or 4.0%. The increase was primarily due to scheduled annual escalation of rates per subscriber, renewals of contracts in 2021 providing for higher rates per subscriber and incremental revenue from our acquisition of The CW of $17.2 million, partially offset by continued MVPD subscriber attrition, a few periods during the negotiation of new contracts with our MVPD partners where our partners’ stations were not available and a settlement of a dispute in connection with a new contract with one of our distributors. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $364.6 million for the year ended December 31, 2022 compared to $322.6 million for the same period in 2021, an increase of $42.0 million, or 13.0%, primarily due to growth in our television stations digital advertising and services revenue, incremental revenue from our acquisitions of The CW in September 2022 of $17.0 million and a digital business we acquired in the third quarter of 2021 of $22.1 million, offset by weakness in the national digital advertising market and ecommerce.

Operating Expenses

Direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $2,908.3 million for the year ended December 31, 2022 compared to $2,710.8 million for the same period in 2021, an increase of $197.5 million, or 7.3%. This was primarily due to an increase in cost related to incremental operating expenses from our acquisitions of The CW in September 2022 of $70.2 million and a digital business we acquired in the third quarter of 2021 of $16.1 million, an increase in variable costs associated with the increase in net revenue, an increase in station programming costs due to network affiliation renewals and annual increases in network affiliation costs, increased promotion costs, partially offset by a reversal of an accrual in connection with a settlement of a dispute in connection with a new contract with one of our distributors and some administrative savings, primarily related to healthcare.

Corporate expenses, related to costs associated with the centralized management of our stations, were $198.4 million for the year ended December 31, 2022 compared to $175.8 million for the same period in 2021, an increase of $22.6 million, or 12.9% primarily due to an increase in stock-based compensation of $14.9 million.

Depreciation and amortization expense were $662.1 million for the year ended December 31, 2022 compared to $588.6 million for the same period in 2021, an increase of $73.5 million, or 12.5%. Depreciation and amortization expense consists of the following:

•
Amortization of broadcast rights was $192.9 million for the year ended December 31, 2022 compared to $121.1 million for the same period in 2021, an increase of $71.8 million, or 59.3%. The increase was primarily due to incremental amortization from our acquisition of The CW of $89.8 million, partially offset by a reduction in NewsNation’s costs of $9.4 million as it continues to shift its focus from syndicated programming to national news programs.

•
Amortization of intangible assets was $309.3 million for the year ended December 31, 2022 compared to $300.9 million for the same period in 2021, an increase of $8.4 million, or 2.8% (no significant change).
•
Depreciation of property and equipment was $159.9 million for the year ended December 31, 2022 compared to $166.6 million for the same period in 2021, a decrease of $6.7 million, or 4.0% (no significant change).

In the fourth quarter of 2022, we recorded a $96.1 million goodwill and intangible assets impairment on our product review and recommendation platform reporting unit. The Company’s assessment indicated that the reporting unit’s carrying amount exceeded its fair value, and therefore an impairment loss was identified.

In 2022 and 2021, certain real estate properties located in Chicago were classified as held for sale. Due to designations as held for sale assets, the properties’ carrying amounts were written down to their estimated fair value, less estimated cost to sell resulting to the Company’s recognition of impairment charges of $36.8 million and $23.0 million in the fourth quarter of 2022 and 2021, respectively.

Gain on bargain purchase

Gain on bargain purchase of $55.6 million for the year ended December 31, 2022 pertains to our acquisition of The CW representing the excess of the fair value of the net assets acquired over the $0 purchase consideration and the fair value of noncontrolling interests. For additional information on this acquisition, see Note 3, “Acquisitions and Dispositions” to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Income from equity method investments, net

Income from equity method investments, net was $153.4 million for the year ended December 31, 2022, compared to $124.6 million for the same period in 2021, an increase of $28.8 million, primarily due to a decrease in the amortization of basis difference associated with our investment in TV Food Network of $55.7 million, partially offset by a lower equity in TV Food Network’s net income of $26.7 million. For additional information on basis difference in our investment in TV Food Network, refer to Note 6 to our Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was $336.6 million for the year ended December 31, 2022 compared to $282.7 million for the same period in 2021, an increase of $53.9 million, or 19.1%, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 5.86% to 6.89% as of December 31, 2022, compared to interest rates ranging from 1.60% to 2.60% as of December 31, 2021. These interest rates were a mixture of SOFR plus CSA, or credit spread adjustment used to account for the difference between SOFR and LIBOR, plus applicable margin and U.S. LIBOR plus applicable margin in 2022 compared to U.S. LIBOR plus applicable margin only in 2021.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $2.9 million for the year ended December 31, 2022 compared to $3.2 million for the same period in 2021, a decrease of $0.3 million (no significant change).

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $43.1 million for the year ended December 31, 2022 compared to $80.9 million for the same period in 2021, a decrease of $37.8 million, primarily due to lower estimated expected return on plan assets of $18.6 million, higher estimated interest cost of $6.7 million and a $12.5 million settlement gain from the purchase of an annuity contract related to certain participants of a qualified pension plan during the fourth quarter of 2021.

Income Taxes

Income tax expense was $273.6 million for the year ended December 31, 2022 compared to an income tax expense of $262.9 million for the same period in 2021, an increase of $10.7 million. The effective tax rates during the years ended December 31, 2022 and 2021 were 22.5% and 24.1%, respectively. The decrease in the effective tax rate is primarily related to changes in the valuation allowance resulted in an incremental income tax benefit of $23.8 million, or 2.1% decrease to the effective tax rate in 2022. The gain on bargain purchase arising from the acquisition of The CW resulted in a 1.1% decrease to the effective tax rate.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy business units include those business units that we owned or consolidated into our financial statements for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy business unit amounts presented in each quarter.

Revenue

Core advertising revenue was $1,761.7 million for the year ended December 31, 2021 compared to $1,571.1 million for the same period in 2020, an increase of $190.6 million, or 12.1%. The increase was primarily due to an increase in our legacy stations’ core advertising revenue of $141.0 million, as a result of recovery from the adverse effects of the COVID-19 pandemic and growth in new business. The television stations acquired in 2020 also increased our advertising revenue by $61.9 million, partially offset by a decrease in advertising revenue from station divestitures of $12.3 million. Our largest advertiser category, automotive, represented approximately 16% and 18% of our core advertising revenue for the years ended December 31, 2021 and 2020, respectively. Overall, including past results of our newly acquired stations, automotive revenues decreased by approximately 5% in 2021 compared to 2020, primarily due to the current shortage in supply of chips and semiconductors, partially offset by the recovery from the effects of the COVID-19 pandemic. The other categories representing our top five largest categories by revenue increased in 2021, led by attorneys and followed by medical/healthcare, gaming/sports betting and services. While we are encouraged by the positive trends we saw during 2021, to the extent that the pandemic continues to have a negative impact on the U.S. economy, our results will be affected.

Political advertising revenue was $45.2 million for the year ended December 31, 2021 compared to $507.6 million for the same period in 2020, a decrease of $462.4 million, as 2021 was not a nationwide election year.

Distribution revenue was $2,472.9 million for the year ended December 31, 2021 compared to $2,152.6 million for the same period in 2020, an increase of $320.3 million, or 14.9%. Our legacy stations’ revenue increased by $222.0 million primarily due to the combined effect of scheduled annual escalation of rates per subscriber and renewals of contracts providing for higher rates per subscriber. Additionally, our stations acquired in 2020 increased our revenue in 2021 by $113.5 million, partially offset by a decrease in revenue from our station divestitures of $15.3 million. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

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

Operating Expenses

Direct operating expenses, consisting primarily of news, engineering, programming and selling, general and administrative expenses were $2,710.8 million for the year ended December 31, 2021 compared to $2,449.6 million for the same period in 2020, an increase of $261.2 million, or 10.7%. This increase was primarily due to expenses associated with our television stations and digital businesses we acquired in 2021 and 2020 of $177.8 million, partially offset by station divestitures of $22.6 million. In addition, our legacy stations’ programming costs increased by $56.3 million, primarily due to network affiliation renewals and annual increases in our network affiliation costs. Our legacy stations’ and business units’ other operating expenses increased by $50.1 million, primarily due to recovery from the COVID-19 pandemic, an increase in sales and promotional costs to drive revenue and an increase in NewsNation’s news related operating costs as it continues to shift its focus from syndicated programming to national newscast programs.

Corporate expenses, related to costs associated with the centralized management of our stations, were $175.8 million for the year ended December 31, 2021 compared to $183.0 million for the same period in 2020, a decrease of $7.2 million, or 3.9%.

Depreciation and amortization expense were $588.6 million for the year ended December 31, 2021 compared to $564.9 million for the same period in 2020, an increase of $23.7 million, or 4.2%. Depreciation and amortization expense consists of the following:

•
Amortization of broadcast rights was $121.1 million for the year ended December 31, 2021 compared to $137.5 million for the same period in 2020, a decrease of $16.4 million, or 11.9%. The decrease was primarily due to the reduction of NewsNation’s costs by $17.5 million as it continues to shift its focus from syndicated programming to national news programs.

•
Amortization of intangible assets was $300.9 million for the year ended December 31, 2021 compared to $279.7 million for the same period in 2020, an increase of $21.2 million, or 7.6%. This increase was primarily due to incremental amortization from business acquisitions.

•
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

Income from equity method investments, net

Income from equity method investments, net was $124.6 million for the year ended December 31, 2021, compared to $70.2 million for the same period in 2020, an increase of $54.4 million, primarily attributable to higher equity in TV Food Network’s net income, net of the amortization of basis difference of $55.1 million.

Interest Expense, net

Interest expense, net was $282.7 million for the year ended December 31, 2021 compared to $335.3 million for the same period in 2020, a decrease of $52.6 million, or 15.7%. The decrease was primarily due to the combined effect of (i) a reduction in the outstanding balance of debt, (ii) reductions in LIBOR and (iii) a reduction in the Applicable Margin for the portion of certain interest rates that is based on the consolidated first lien net leverage ratio of the Company which was lower.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $3.2 million for the year ended December 31, 2021 compared to $50.7 million for the same period in 2020, a decrease of $47.5 million. In 2021, we made $280.0 million in prepayments on our term loan B resulting in recognition of loss of $3.2 million. In 2020, we redeemed our $900.0 million 5.625% Notes due 2024 and prepaid $1.0 billion of our outstanding term loans. These transactions resulted in a premium paid on bond redemption of $25.3 million and a write-off of unamortized debt discount/premiums and debt financing costs of $25.7 million associated with these extinguished debt obligations.

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

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K. As of December 31, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Any future adverse economic conditions, including those resulting from the COVID-19 pandemic, heightened and sustained inflation and higher interest rates, could adversely affect the Company’s future operating results, cash flows and financial condition.

Cash Flow Summary

The following tables present the Company’s total operating, investing and financing activity cash flows for the three years ended December 31 (in millions):

	2022	2021	2020
Net cash provided by operating activities	$1,403.0	$1,214.8	$1,254.2
Net cash provided by (used in) investing activities(1)	125.2	(232.1)	(39.8)
Net cash used in financing activities	(1,515.0)	(945.5)	(1,293.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13.2	$37.2	$(79.4)
Cash paid for interest	$330.1	$273.2	$324.3
Income taxes paid, net of refunds(2)	$369.9	$319.9	$351.7

(1)
In 2022, 2021 and 2020, the investing activities included total capital expenditures of $157.3 million, $150.7 million and $217.0 million, respectively, of which $0.8 million, $10.0 million and $54.7 million, respectively, were reimbursed from the FCC in connection with the station repack. In 2020, $4.9 million of such capital expenditures were also funded by the incentive auction proceeds received from the FCC in 2017.
(2)
In 2022, income taxes paid, net of refunds, includes $48.0 million in tax payments related to various sales of real estate properties. In 2020, income taxes paid, net of refunds, includes $82.7 million in tax payments related to various sales of stations and cash consideration received to settle a litigation.

	As of December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$219.7	$206.5

Cash Flows – Operating Activities

Net cash provided by operating activities increased by $188.2 million during the year ended December 31, 2022 compared to the same period in 2021. This was primarily due to an increase in operating income (excluding non-cash transactions) of $356.9 million, sources of cash resulting from timing of accounts receivable collections of $108.2 million, and an increase in distributions from our equity investment in TV Food Network of $10.1 million. These increases were partially offset by an increase in payments for broadcast rights of $76.9 million, use of cash from timing of payments to our vendors of $107.0 million, higher interest payments of $56.9 million, and higher tax payments of $50.0 million and other items. The increase in payments for broadcast rights was due to incremental payments from our acquisition of The CW of $118.5 million, partially offset by a decrease in payments for our syndicated programming of $41.6 million.

Cash paid for interest increased primarily due to increases in the effective interest rates in the Company’s outstanding floating rate loans under its senior secured credit facilities due to the increase in SOFR and LIBOR, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. The increase in tax payments was primarily due to the sale of certain real estate properties in 2022 resulting in tax payments of $48.0 million.

Net cash provided by operating activities decreased by $39.3 million during the year ended December 31, 2021 compared to the same period in 2020. This was primarily due to a decrease in operating income (excluding non-cash transactions) of $136.3 million and uses of cash resulting from timing of accounts receivable collections of $102.5 million. These decreases were partially offset by lower interest payments of $51.1 million, timing of payments to our vendors of $46.8 million, collection of copyright royalty receivables of $35.0 million, lower payments for broadcast rights of $26.2 million, lower tax payments of $31.9 million and an increase in distributions from our equity investment in TV Food Network of $15.8 million.

Cash paid for interest decreased by $51.1 million during the year ended December 31, 2021 compared to the same period in 2020, primarily due to a reduction in outstanding principal debt balance due to prepayments and scheduled repayments of term loans and reductions in LIBOR and a portion of certain interest rates that is based on the Company’s consolidated first lien net leverage ratio.

Cash Flows – Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022 was $125.2 million. Net cash used in investing activities during the years ended December 31, 2021 and 2020 was $232.1 million and $39.8 million, respectively.

In 2022, the Company received proceeds from the sale of certain real estate properties of $241.8 million, received a deposit associated with a proposed sale of real estate property of $10.0 million and recorded cash acquired from The CW acquisition of $28.9 million, partially offset by capital expenditures of $157.3 million.

In 2021, we spent a total of $150.7 million in capital expenditures and $138.4 million to acquire television stations, a digital business and certain license assets. These decreases were partially offset by the proceeds from the sale of stations and business units and asset disposals of $20.1 million, reimbursements from the FCC related to station repack of $19.7 million and deposits received associated with the sale of real estate assets of $13.5 million.

In 2020, we acquired seven television stations, certain non-license assets, and a product recommendations company for total cash consideration payments of $386.4 million. Our capital expenditures for the year ended December 31, 2020 were $217.0 million, including $54.7 million related to station repack. These uses of cash were partially offset by the proceeds from the disposal of two television stations and our sports betting information website business for $349.9 million and $12.9 million in cash, respectively, and reimbursements received from the FCC related to station repack of $57.3 million. We also received $98.0 million of cash proceeds from the settlement of litigation between Sinclair and Tribune and Mission collected a loan receivable of $49.0 million from Marshall Broadcasting Group, Inc.

Cash Flows – Financing Activities

Net cash used in financing activities for the years ended December 31, 2022, 2021 and 2020 was $1,515.0 million, $945.5 million and $1,293.8 million, respectively.

In 2022, we received $2,420.2 million (net of $4.8 million discount) from our new Term Loan A, due June 2027 and utilized $2,414.3 million to repay outstanding principal balances of our Term Loan A, due October 2023, Term Loan A, due September 2024, Term Loan B, due January 2024 and a portion of Term Loan B, due September 2026. Nexstar prepaid an additional $333.0 million in principal balance under its Term Loan B, repaid scheduled principal maturities of $84.2 million of its term loans, and repurchased and cancelled $71.2 million of its senior unsecured notes all funded by cash on hand. We paid dividends to our common stockholders of $142.2 million ($0.90 per share per quarter), repurchased 5.1 million shares of our common stock for total payments of $880.7 million, paid for software obligations of $16.3 million, paid contingent consideration in connection with a past acquisition of $13.9 million, and paid cash for taxes in exchange for shares of common stock withheld of $12.6 million resulting from net share settlements of certain stock-based compensation. These decreases were partially offset by contribution from noncontrolling interests of $30.4 million. Mission also borrowed $61.5 million in a revolving loan, due June 2027 and utilized the proceeds to repay all of its outstanding borrowings under its revolving loan, due October 2023 of $61.5 million.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B, due January 2024 of $280.0 million and made scheduled principal payments on our Term Loan A, due September 2024 of $21.4 million, paid dividends to our common stockholders of $118.2 million ($0.70 per share during each quarter), repurchased common shares of $536.8 million, paid cash for taxes in exchange for shares of common stock withheld of $10.9 million resulting from net share settlements of certain stock-based compensation, and paid finance lease and software obligations of $18.0 million. These outflows were partially offset by the proceeds from the exercise of stock options during the year amounting to $8.2 million. Mission also received $298.5 million (net of $1.5 million discount) from its new Term Loan B, due June 2028 and utilized $268.0 million to repay a portion of its revolving loans. We also borrowed $20.0 million under our revolving credit facilities which was repaid in full in 2021.

In 2020, the Company made payments on the outstanding principal balance of its term loans of $1.284 billion (including $980.0 million in Nexstar debt prepayments, Mission’s full repayment of its term loan B of $226.2 million and Shield Media, LLC’s full repayment of its term loan A of $20.7 million). Also, we redeemed our $900.0 million 5.625% Notes due 2024 and paid a $25.1 million premium on such redemption. Additionally, we repurchased shares of our common stock for a total price of $281.9 million, paid dividends to our common stockholders of $101.0 million ($0.56 per share during each quarter), paid deferred financing costs of $10.7 million associated with our new $1.0 billion 4.75% Notes, due November 2028, paid cash for taxes in exchange for shares of common stock withheld of $6.8 million resulting from net share settlements of certain stock-based compensation and paid finance lease and software obligations of $14.5 million. These decreases were offset by the proceeds from the issuance of our new $1.0 billion senior unsecured notes issued at par and from Mission’s drawing from its revolving credit facility of $327.0 million.

Subsequent Investing and Financing Activities

From January 1, 2023 to February 27, 2023, we repurchased 171,208 shares of our common stock for $32.9 million, funded by cash on hand. As of the date of filing this Annual Report on Form 10-K, the total remaining available amount under the existing and new share repurchase authorizations was $1.225 billion.

On January 26, 2023, our board of directors approved a 50% increase in the quarterly cash dividend to $1.35 per share of our common stock beginning with the dividend declared for the first quarter of 2023. The dividend was paid on February 24, 2023 to stockholders of record on February 10, 2023.

Our senior secured credit facilities and the indentures governing our existing notes may limit the amount of dividends we may pay to stockholders and share repurchases we may make over the term of the agreement.

Long-term debt

As of December 31, 2022, the Company had total outstanding debt of $6.952 billion, net of unamortized financing costs, discounts and premium, which represented 71.7% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of December 31,
	2022	2021
Nexstar senior secured credit facility	$3,925.7	$4,329.1
Mission senior secured credit facility	357.8	360.8
5.625% Notes, due July 2027	1,713.8	1,785.0
4.75% Notes, due November 2028	1,000.0	1,000.0
	6,997.3	7,474.9
Less: Unamortized financing costs, discounts and premium, net	(45.8)	(59.8)
Total outstanding debt	$6,951.5	$7,415.1

Unused revolving loan commitments under senior secured credit facilities (1)	$542.6	$363.2

______________________________________________

(1)
Based on the covenant calculations as of December 31, 2022, all of the $529.1 million (net of outstanding standby letters of credit of $20.9 million) and $13.5 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes, due July 2027 and our 4.75% Notes, due November 2028.

We make semiannual interest payments on the 5.625% Notes, due July 2027 on January 15 and July 15 of each year. We make semiannual interest payments on our 4.75% Notes, due November 2028 on May 1 and November 1 of each year. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028, limit, but do not prohibit us or Mission, from incurring substantial amounts of additional debt in the future.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. Any adverse impact of the COVID-19 pandemic or any future adverse economic conditions, including those resulting from heightened and sustained inflation and higher interest rates could adversely affect our future operating results and cash flows and may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of December 31, 2022, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028 for a period of at least the next 12 months from December 31, 2022.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of December 31, 2022, we have outstanding standby letters of credit with various financial institutions amounting to $20.2 million, of which $16.7 million was in support of the worker’s compensation insurance program. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Material Cash Requirements

The Company is a party to many contractual obligations involving commitments to make payments to third parties. Certain contractual obligations are recorded on the Consolidated Balance Sheet as of December 31, 2022, while others are considered future commitments. The following summarizes the Company’s contractual obligations as of December 31, 2022, and the effect such obligations are expected to have on the Company’s short-term and long-term liquidity and capital resource needs (in millions):

		Payments Due by Period
	Total	2023	2024 - 2025	2026 - 2027	Thereafter
Recorded contractual obligations:
Nexstar senior secured credit facility	$3,925.7	$121.3	$242.5	$3,561.9	$-
Mission senior secured credit facility	357.7	3.0	6.0	67.5	281.2
5.625% senior unsecured notes due 2027	1,713.8	-	-	1,713.8	-
4.75% senior unsecured notes due 2028	1,000.0	-	-	-	1,000.0
Operating lease obligations	361.4	62.3	103.0	61.0	135.1
Finance lease obligations	22.8	1.7	3.4	3.7	14.0
Broadcast rights current cash commitments(1)	198.5	150.6	45.3	2.6	-
Other(2)(3)	1.5	1.0	0.5	-	-
Unrecorded contractual obligations:
Network affiliation agreements	1,828.5	984.6	671.4	172.5	-
Cash interest on debt(4)	1,879.6	406.9	819.2	605.8	47.7
Executive employee contracts(5)	90.7	47.1	40.9	2.7	-
Broadcast rights future cash commitments(6)	221.6	193.5	26.9	1.2	-
Other	97.7	79.1	14.7	3.9	-
	$11,699.5	$2,051.1	$1,973.8	$6,196.6	$1,478.0

(1)
Future minimum payments for license agreements for which the license period has begun and liabilities have been recorded.
(2)
As of December 31, 2022, we had $29.8 million of unrecognized tax benefits, inclusive of interest and certain deduction benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.
(3)
As of December 31, 2022, we had $216.8 million and $21.3 million of funding obligations with respect to our pension benefit plans and other postretirement benefit plans, respectively, which are not included in the table above. See Note 10 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information regarding our funding obligations for these benefit plans.
(4)
Estimated interest payments due as if all debt outstanding as of December 31, 2022 remained outstanding until maturity, based on interest rates in effect at December 31, 2022.
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

Issuer and Guarantor Summarized Financial Information

Nexstar Media Inc. (the “Issuer”) is the issuer of 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028. These notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar Media Group, Inc. (“Parent”) and Mission (a consolidated VIE) and the Subsidiary Guarantors (as defined below). The Issuer, Subsidiary Guarantors, Parent and Mission are collectively referred to as the “Obligor Group” for the 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028. “Subsidiary Guarantors” refers to certain of the Issuer’s restricted subsidiaries (excluding The CW) that guarantee these notes. The guarantees of the notes are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes, due July 2027 and the 4.75% Notes, due November 2028. The 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 are not registered with the SEC.

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

Summarized Balance Sheet Information for the Obligor Group as of December 31 (in millions):

	2022	2021
Current assets - external(1)	$1,358.4	$1,407.6
Current assets - due from consolidated entities outside of Obligor Group	38.8	37.2
Total current assets	$1,397.2	$1,444.8
Noncurrent assets - external(1)(2)	9,747.9	10,479.5
Noncurrent assets - due from consolidated entities outside of Obligor Group	74.4	55.8
Total noncurrent assets	$9,822.3	$10,535.3
Total current liabilities(1)	$741.9	$783.8
Total noncurrent liabilities(1)	$8,993.9	$9,610.2
Noncontrolling interests	$-	$6.5

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes due November 2028 and 5.625% Notes due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW (see Note 3, “Acquisitions and Dispositions” to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information).
(2)
Excludes Issuer’s equity investments of $1,119.0 million and $1,218.8 million as of December 31, 2022 and 2021, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes due November 2028 and 5.625% Notes due July 2027. For additional information on equity investments, refer to Note 6 to our Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Year Ended
December 31, 2022
Net revenue - external	$5,132.1
Net revenue - from consolidated entities outside of Obligor Group	18.1
Total net revenue	5,150.2
Costs and expenses - external	3,715.9
Costs and expenses - to consolidated entities outside of Obligor Group	22.7
Total costs and expenses	3,738.6
Income from operations	$1,411.6
Net income	$888.2
Net income attributable to Obligor Group	$888.2
Income from equity method investments, net	$153.4

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill, indefinite-lived intangible assets, definite-lived intangible assets and other long-lived assets, equity investments, distribution revenue, pension and postretirement benefit plans and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Mission and the other consolidated VIEs are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (i) local service agreements we have with the stations they own, (ii) Nexstar’s (excluding The CW) guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all of these VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2023 and 2033. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $8.305 billion, or 65.5%, of our total assets as of December 31, 2022. Intangible assets consist primarily of goodwill, indefinite-lived intangible assets (such as FCC licenses), and definite-lived intangible assets (such as network affiliation agreements).

The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the replacement cost approach and other income, market or cost approaches.

The estimated fair value of an FCC license acquired in a business combination is calculated using a discounted projected cash flow model referred to as the Greenfield Method. The Greenfield Method attempts to isolate the income that is attributable to the license alone. This approach is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks an affiliation with a network (commonly known as an independent station), lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method assumes annual cash flows over a projection period model. Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) television market long-term revenue growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate.

The assumptions used in estimating the fair value of a network affiliation agreement acquired in a business combination are similar to those used in the valuation of an FCC license. The Greenfield Method is also utilized in the valuation of network affiliation agreements except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium based on the programming of a network affiliate relative to an independent station. This approach would result in an estimated collective fair value of the FCC license and a network affiliation agreement. The excess of the estimated fair value in this model over the estimated value of an FCC license of an independent station under the Greenfield Method represents the estimated fair value of a network affiliation agreement.

Goodwill represents the excess of the purchase price of a business over the fair value of the net assets acquired.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair values, using the Greenfield Method of discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

We test our definite-lived intangible assets and other long-lived assets to be held and used for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on certain factors including operating results, business plans, economic projections and anticipated future cash flows. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining life, or primary asset’s life, plus proceeds received from its eventual disposition are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations.

In the fourth quarter of 2022, using the qualitative impairment test, the Company performed its annual impairment assessment on goodwill attributable to its aggregated television stations reporting unit and cable network reporting unit. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that each reporting unit’s fair value would sufficiently exceed the related carrying amount. The Company also performed its annual impairment assessment on FCC licenses for each television station market using the qualitative impairment test and concluded that it was more likely than not that their fair values exceeded the respective carrying amounts. Thus, no impairment was recorded on the associated goodwill and FCC licenses.

With respect to the Company’s digital reporting units, the Company elected to perform quantitative impairment tests due to uncertain economic conditions in the fourth quarter of 2022. The Company’s assessment indicated that the fair value of one digital reporting unit exceeded the carrying amount by over 19%, and therefore no goodwill impairment was identified. Goodwill associated with this reporting unit was $69.1 million as of December 31, 2022.

In the second digital reporting unit, which was tested for impairment, quantitatively, in the fourth quarter of 2021 with an identified fair value exceeding the carrying value of the reporting unit by approximately 10%, the Company identified a partial goodwill impairment of $90.8 million. The impairment was identified in the fourth quarter of 2022 given the operating performance of the reporting unit, the seasonality of the business and changes in the outlook of the business. The fair value was estimated using a combination of an income approach, which employs a discounted cash flow model, and market approaches. The significant assumptions used in estimating fair value included: (i) compound annual growth rates for revenues ranging from 6.1% to 8.1%, (ii) operating profit margins ranging from 8.3% to 15.0%, (iii) an income tax rate of 26.0% based on statutory federal and blended state tax rates, (iv) a discount rate of 14.5% based on an analysis of e-commerce companies, (v) a terminal growth rate of 1.5% based on a mature company in the e-commerce industry, and (vi) market net revenue and earnings multiples of comparable publicly traded businesses. As of December 31, 2022, this second digital reporting unit has an immaterial remaining goodwill balance.

We also performed qualitative tests to determine whether our definite-lived intangible assets and other long-lived assets are recoverable. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use and eventual disposition of these assets, we determined that the carrying amounts are recoverable except for an immaterial impairment on definite-lived intangible assets of one digital reporting unit recorded in the fourth quarter of 2022. No other events or circumstances were noted in 2022 that would indicate impairment.

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

We evaluate our equity method investments for other-than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In each of the quarters of 2022, the Company evaluated its equity method investments for OTTI and determined that an impairment did not exist. The Company will continue to evaluate its equity method investments for OTTI in future periods.

Pension plans and other postretirement benefits

A determination of the liabilities and cost of Nexstar’s pension and other postretirement plans (“OPEB”) requires the use of assumptions. The actuarial assumptions used in the pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and Nexstar’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

•
discount rates
•
expected return on plan assets
•
mortality rates
•
retirement rates
•
expected contributions

As of December 31, 2022, the effective discount rates used for determining pension benefit obligations were 4.98% to 4.99%. During 2022, the assumptions utilized in determining net periodic benefit credit on our pension plans were (i) 4.01% to 5.01% expected rate of return on plan assets and (ii) 2.69% to 2.70% effective discount rates. As of December 31, 2022, our pension plans’ benefit obligations were $1.779 billion. For the year ended December 31, 2022, our pension plans’ net periodic benefit credit was $37.6 million. As of December 31, 2022, a 1% change in the discount rates would have the following effects (in millions):

	1% Increase	1% Decrease
Projected impact on net periodic benefit credit	$13.9	$(14.6)
Projected impact on pension benefit obligations	(142.3)	165.8

For additional information on our pension and OPEB, see Note 10 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Distribution Revenue

We earn revenues from MVPDs and OVDs for the retransmission of our broadcasts and the carriage of NewsNation. These revenues are generally earned based on a price per subscriber of the distributor within the retransmission or carriage area. The distributors report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the reports, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each distributor. Adjustments associated with the resolution of such estimates have, historically, been inconsequential.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgements about the application of complex tax laws and regulations. We recognize interest and penalties relating to income taxes as components of income tax expense.

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

The term loan borrowings under the Company’s senior credit facilities bear interest at rates ranging from 5.86% to 6.89% as of December 31, 2022, which represent (i) the base rate, the SOFR or the US LIBOR plus (ii) a credit spread adjustment in the case of SOFR-based loans, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of December 31, 2022, an increase in each of SOFR and US LIBOR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $42.8 million (excluding tax effects). A decrease in each of SOFR and US LIBOR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $42.8 million (excluding tax effects). Our 5.625% Notes due July 2027 and 4.75% Notes due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2022, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Based upon that evaluation, Nexstar’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2022, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

As of December 31, 2022, we have excluded from the scope of our assessment of internal control over financial reporting The CW which we acquired on September 30, 2022 in a purchase business combination. As of December 31, 2022 and for the period from September 30, 2022 through December 31, 2022, the total assets and total net revenues of The CW that are excluded from our assessment of internal control over financial reporting represent approximately 2.3% and 1.2%, respectively, of the related consolidated total assets and consolidated net revenues of Nexstar as of and for the year ended December 31, 2022.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 as stated in their report which appears herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Report,” which information is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

Information required by this Item 14 will be set forth in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fees and Other Matters,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)
Consolidated Financial Statements. The Consolidated Financial Statements of Nexstar Media Group, Inc. listed on the index on page F-1 have been included beginning on page F-4 of this Annual Report on Form 10-K.
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

3.3

Certificate of Amendment No. 2 to Amended and Restated Certificate of Incorporation of Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 28, 2022).

3.4

Conformed Copy of Amended and Restated Certificate of Incorporation of Nexstar Media Group, Inc., as amended through August 5, 2022. (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

3.5

Second Amended and Restated Bylaws of Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 30, 2023).

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

10.10

Amendment No. 5, dated as of June 21, 2022, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

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

10.12

Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

10.13

Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 1, 2018).

10.14

Amendment No. 3, dated as of September 3, 2020, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 9, 2020).

10.15

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

10.17

Amendment No. 6, dated as of June 21, 2022, to Credit Agreement, dated as of January 17, 2017, by among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

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

10.21

Addendum to Employment Agreement, dated as of August 25, 2003, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Media Group, Inc.).

10.22

Addendum to Employment Agreement, dated as of July 2, 2007, by and between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 8, 2007).

10.23

Addendum to Executive Employment Agreement between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.93 to Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on March 31, 2009).

10.24

Addendum to Executive Employment Agreement, dated as of September 11, 2012, between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 17, 2012).

10.25

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on February 5, 2015).

10.26

Amendment to Executive Employment Agreement, dated as of January 15, 2019 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 22, 2019).

10.27

Amendment to Executive Employment Agreement, dated as of August 1, 2022 between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 4, 2022.

10.28

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2009).

10.29

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 1, 2014).

10.30

Amendment to Executive Employment Agreement, dated as of January 9, 2017, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 13, 2017).

10.31

Executive Employment Agreement, dated as of September 25, 2020, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 1, 2020).

10.32

Executive Employment Agreement, dated July 26, 2021 between Lee Ann Gliha and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.33

Executive Employment Agreement, dated as of September 5, 2019, between Dana Zimmer and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.34

Executive Employment Agreement, dated June 1, 2021 between Andrew Alford and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.35

Executive Employment Agreement, dated August 26, 2019 between Sean Compton and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.36

Amendment to Executive Employment Agreement, dated November 1, 2020 between Sean Compton and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.37

Nexstar Media Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2012).

10.38

Nexstar Media Group, Inc. 2015 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 24, 2015).

10.39

Nexstar Media Group, Inc. 2019 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 26, 2019).

10.40

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

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Lee Ann Gliha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Lee Ann Gliha pursuant to 18 U.S.C. ss. 1350.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Lee Ann Gliha
Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2023.

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

NEXSTAR MEDIA GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexstar Media Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded The CW Network, LLC from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded The CW Network, LLC from our audit of internal control over financial reporting. The CW Network, LLC is a consolidated subsidiary whose total assets and total net revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.3% and 1.2%, respectively, of total assets and total net revenues as of and for the year ended December 31, 2022.

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

Uncertain Tax Position Related to the Chicago Cubs Transactions

As described in Notes 14 and 16 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $28.0 million as of December 31, 2022. As disclosed by management, the estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune Media Company (a subsidiary of the Company, “Tribune”) a Notice of Deficiency which presented the IRS’s position that a gain with respect to a contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (“the Chicago Cubs Transactions”) should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2022 would be approximately $158.0 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Internal Revenue Code (“IRC”) and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. As of December 31, 2022, management believes the tax impact of applying the Tax Court opinion is not material to the Company’s Consolidated Financial Statements.

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

February 28, 2023

We have served as the Company’s auditor since 1997.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$204.1	$190.9
Restricted cash and cash equivalents	15.6	15.6
Accounts receivable, net of allowance for credit losses of $18.4 and $23.1, respectively	1,079.4	1,021.0
Broadcast rights	194.0	46.4
Prepaid expenses and other current assets	121.4	138.8
Total current assets	1,614.5	1,412.7
Property and equipment, net	1,262.4	1,512.5
Goodwill	2,960.8	3,051.6
FCC licenses	2,910.3	2,910.3
Network affiliation agreements, net	1,871.4	2,060.2
Other intangible assets, net	562.8	656.9
Investments	1,119.0	1,218.8
Assets held for sale, net	-	45.3
Other noncurrent assets, net	377.7	396.2
Total assets(1)	$12,678.9	$13,264.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$124.3	$47.2
Accounts payable	197.7	248.2
Broadcast rights payable	151.0	76.9
Accrued expenses	319.5	315.9
Operating lease liabilities	49.6	42.8
Other current liabilities	51.1	56.3
Total current liabilities	893.2	787.3
Debt	6,827.2	7,367.9
Deferred tax liabilities	1,605.6	1,728.5
Other noncurrent liabilities	583.6	523.3
Total liabilities(1)	9,909.6	10,407.0
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2022 and December 31, 2021	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 36,810,186 shares outstanding as of December 31, 2022 and 47,291,463 shares issued, 40,757,429 shares outstanding as of December 31, 2021	0.5	0.5
Additional paid-in capital	1,287.5	1,311.1
Accumulated other comprehensive income	26.9	141.6
Retained earnings	3,033.1	2,204.2
Treasury stock - at cost; 10,472,637 and 6,534,034 shares as of December 31, 2022 and December 31, 2021, respectively	(1,607.0)	(807.0)
Total Nexstar Media Group, Inc. stockholders’ equity	2,741.0	2,850.4
Noncontrolling interests	28.3	7.1
Total stockholders’ equity	2,769.3	2,857.5
Total liabilities and stockholders’ equity	$12,678.9	$13,264.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)
The consolidated total assets as of December 31, 2022 and 2021 include certain assets held by consolidated VIEs of $304.8 million and $309.7 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2022 and 2021 include certain liabilities of consolidated VIEs of $148.4 million and $168.0 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except for share and per share information)

	Years Ended December 31,
	2022	2021	2020
Net revenue	$5,211.0	$4,648.4	$4,501.3
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	2,004.8	1,862.4	1,720.5
Selling, general and administrative expenses, excluding depreciation and amortization	1,101.9	1,024.2	912.1
Depreciation and amortization expense	662.1	588.6	564.9
Goodwill and other long-lived asset impairments	132.9	23.0	-
Reimbursement from the FCC related to station repack	(2.8)	(19.7)	(57.3)
Gain on relinquishment of spectrum	-	-	(10.8)
Other	-	(5.5)	(3.5)
Total operating expenses	3,898.9	3,473.0	3,125.9
Income from operations	1,312.1	1,175.4	1,375.4
Gain on bargain purchase	55.6	-	-
Income from equity method investments, net	153.4	124.6	70.2
Interest expense, net	(336.6)	(282.7)	(335.3)
Loss on extinguishment of debt	(2.9)	(3.2)	(50.7)
Pension and other postretirement plans credit, net	43.1	80.9	46.0
Other expenses, net	(7.6)	(1.7)	(1.0)
Income before income taxes	1,217.1	1,093.3	1,104.6
Income tax expense	(273.6)	(262.9)	(296.5)
Net income	943.5	830.4	808.1
Net loss attributable to noncontrolling interests	27.6	4.1	3.4
Net income attributable to Nexstar Media Group, Inc.	$971.1	$834.5	$811.5

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$24.68	$19.81	$18.06
Diluted	$24.16	$18.98	$17.37

Weighted average number of common shares outstanding:
Basic (in thousands)	39,349	42,133	44,921
Diluted (in thousands)	40,187	43,982	46,720

Net income	$943.5	$830.4	$808.1
Other comprehensive income (loss):
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax benefit (expense) of $39.3 in 2022, ($36.7) in 2021, and ($5.0) in 2020	(114.4)	107.1	14.6
Total comprehensive income	829.1	937.5	822.7
Total comprehensive loss attributable to noncontrolling interests	27.6	4.1	3.4
Total comprehensive income attributable to Nexstar Media Group, Inc.	$856.7	$941.6	$826.1
The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2022

(in millions, except for share and per share information)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2019	47,291,463	$0.5	$1,353.7	$778.8	$19.9	(1,541,675)	$(121.4)	$22.0	$2,053.5
Purchase of treasury stock	-	-	-	-	-	(3,085,745)	(281.9)	-	(281.9)
Stock-based compensation expense	-	-	48.3	-	-	-	-	-	48.3
Vesting of restricted stock units and exercise of stock options	-	-	(38.1)	-	-	592,785	36.2	-	(1.9)
Dividends declared on common stock ($2.24 per share)	-	-	-	(101.0)	-	-	-	-	(101.0)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	0.8	0.8
Change in reporting entity resulting from common control transactions (Note 3)	-	-	-	0.9	-	-	-	(0.9)	-
Payments resulting from common control transactions (Note 3)	-	-	-	(2.1)	-	-	-	-	(2.1)
Disposal of an entity	-	-	(1.4)	-	-	-	-	-	(1.4)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	14.6	-	-	-	14.6
Net income (loss)	-	-	-	811.5	-	-	-	(3.4)	808.1
Balances as of December 31, 2020	47,291,463	0.5	1,362.5	1,488.1	34.5	(4,034,635)	(367.1)	18.5	2,537.0
Purchase of treasury stock	-	-	-	-	-	(3,575,568)	(536.8)	-	(536.8)
Stock-based compensation expense	-	-	46.7	-	-	-	-	-	46.7
Vesting of restricted stock units and exercise of stock options	-	-	(99.5)	-	-	1,076,169	96.9	-	(2.6)
Dividends declared on common stock ($2.80 per share)	-	-	-	(118.2)	-	-	-	-	(118.2)
Contribution from a noncontrolling interest	-	-	-	-	-	-	-	0.3	0.3
Change in reporting entity resulting from common control transactions (Note 3)	-	-	1.4	(0.2)	-	-	-	(7.6)	(6.4)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	107.1	-	-	-	107.1
Net income (loss)	-	-	-	834.5	-	-	-	(4.1)	830.4
Balances as of December 31, 2021	47,291,463	0.5	1,311.1	2,204.2	141.6	(6,534,034)	(807.0)	7.1	2,857.5
Purchase of treasury stock	-	-	-	-	-	(5,055,304)	(880.7)	-	(880.7)
Stock-based compensation expense	-	-	61.6	-	-	-	-	-	61.6
Vesting of restricted stock units and exercise of stock options	-	-	(85.2)	-	-	1,116,701	80.7	-	(4.5)
Dividends declared on common stock ($3.60 per share)	-	-	-	(142.2)	-	-	-	-	(142.2)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	30.4	30.4
Noncontrolling interests from a business combination (see Note 3)	-	-	-	-	-	-	-	24.9	24.9
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(6.5)	(6.5)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	(114.4)	-	-	-	(114.4)
Other	(8,640)	-	-	-	(0.3)	-	-	-	(0.3)
Net income (loss)	-	-	-	971.1	-	-	-	(27.6)	943.5
Balances as of December 31, 2022	47,282,823	$0.5	$1,287.5	$3,033.1	$26.9	(10,472,637)	$(1,607.0)	$28.3	$2,769.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$943.5	$830.4	$808.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	662.1	588.6	564.9
Goodwill and other long-lived asset impairments	132.9	23.0	-
Stock-based compensation expense	61.6	46.7	48.3
Amortization of debt financing costs, debt discounts and premium	13.0	14.9	17.2
Loss on extinguishment of debt	2.9	3.2	50.7
Deferred income taxes	(102.6)	5.2	(43.6)
Gain on relinquishment of spectrum	-	-	(10.8)
Spectrum repack reimbursements	(2.8)	(19.7)	(57.3)
Payments for broadcast rights	(244.3)	(167.4)	(193.6)
Gain on bargain purchase	(55.6)	-	-
Income from equity method investments, net	(153.4)	(124.6)	(70.2)
Distribution from equity method investments - return on capital	249.6	239.5	223.7
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(11.6)	(108.8)	14.0
Prepaid expenses and other current assets	10.1	(5.5)	5.0
Other noncurrent assets	(1.2)	35.2	13.6
Accounts payable	(49.7)	27.7	53.7
Accrued expenses and other current liabilities	(18.8)	4.3	(83.7)
Income tax payable	10.3	(48.3)	(11.3)
Other noncurrent liabilities	(52.6)	(118.3)	(73.3)
Other	9.6	(11.3)	(1.2)
Net cash provided by operating activities	1,403.0	1,214.8	1,254.2
Cash flows from investing activities:
Purchases of property and equipment	(157.3)	(150.7)	(217.0)
Proceeds from disposals of assets	241.8	17.6	2.6
Cash acquired on business acquisition	28.9	-	-
Deposits received associated with the sale of real estate assets	10.0	13.5	-
Spectrum repack reimbursements	2.8	19.7	57.3
Payments for acquisitions, net of cash acquired	-	(138.4)	(386.4)
Proceeds from sale of stations and business units	-	2.5	362.8
Proceeds from resolution of acquired contingency	-	-	98.0
Collection of investment in loans receivable	-	2.5	49.0
Other investing activities, net	(1.0)	1.2	(6.1)
Net cash provided by (used in) investing activities	125.2	(232.1)	(39.8)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	2,480.4	321.0	1,327.0
Repayments of long-term debt	(2,960.0)	(590.2)	(2,184.2)
Premium paid on debt extinguishment	-	-	(25.3)
Payments for debt financing costs	(0.8)	(0.9)	(10.7)
Purchase of treasury stock	(880.7)	(536.8)	(281.9)
Common stock dividends paid	(142.2)	(118.2)	(101.0)
Contribution from noncontrolling interests	30.4	0.3	0.8
Payments for capitalized software obligations	(16.3)	(17.0)	(13.6)
Cash paid for shares withheld for taxes	(12.6)	(10.9)	(6.8)
Payments for contingent consideration in connection with a past acquisition	(13.9)	-	-
Other financing activities, net	0.7	7.2	1.9
Net cash used in financing activities	(1,515.0)	(945.5)	(1,293.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	13.2	37.2	(79.4)
Cash, cash equivalents and restricted cash at beginning of period	206.5	169.3	248.7
Cash, cash equivalents and restricted cash at end of period	$219.7	$206.5	$169.3
Supplemental information:
Interest paid	$330.1	$273.2	$324.3
Income taxes paid, net of refunds	$369.9	$319.9	$351.7
Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$9.9	$10.9	$27.3
Right-of-use assets obtained in exchange for operating lease obligations	$49.5	$45.0	$31.0
Relinquishment of spectrum asset and derecognition of liability to surrender spectrum asset	$-	$-	$78.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Business Operations

As used in these Consolidated Financial Statements and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly-owned and majority-owned subsidiaries; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements under authoritative guidance related to the consolidation of VIEs; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of December 31, 2022, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of December 31, 2022, the stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns a 75.0% ownership in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”) (see Note 3), NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, and multicast network services provided to third parties, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include more than 140 local websites, 280 mobile applications, 22 connected television applications, and six free-ad supported television channels representing products of our local television stations, The CW, NewsNationNow, The Hill and BestReviews and a suite of advertising solutions.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Nexstar, subsidiaries consolidated through voting interests and the accounts of VIEs for which we are the primary beneficiary (See “Variable Interest Entities” section below). Noncontrolling interests represent the minority owners’ share in profit or loss and equity of The CW and the VIE owners’ share in profit or loss and equity of the consolidated VIEs. Noncontrolling interests are presented as a component separate from Nexstar’s stockholders’ equity in the accompanying Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K. As of December 31, 2022, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Variable Interest Entities

Nexstar may determine that an entity is a VIE as a result of local service agreements entered into with an entity. The term local service agreement generally refers to a contract whereby the owner-operator of a television station contracts with a third party (typically another television station owner-operator) to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (i) a time brokerage agreement (“TBA”) or a local marketing agreement (“LMA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, based on the station’s monthly operating expenses, (ii) a shared services agreement (“SSA”) which allows Nexstar to provide services to a station including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (iii) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

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

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2022 with its consolidated VIEs:

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

As of December 31, the carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Consolidated Balance Sheets were as follows (in millions):

	2022	2021
Current assets:
Cash and cash equivalents	$6.4	$9.2
Accounts receivable, net	26.0	21.1
Prepaid expenses and other current assets	5.5	10.3
Total current assets	37.9	40.6
Property and equipment, net	58.8	57.5
Goodwill	150.5	150.5
FCC licenses	200.4	200.4
Network affiliation agreements, net	76.4	84.9
Other noncurrent assets, net	80.2	85.7
Total assets	$604.2	$619.6

Current liabilities:
Current portion of debt	$3.0	$3.0
Other current liabilities	30.4	34.4
Total current liabilities	33.4	37.4
Debt	352.8	355.5
Deferred tax liabilities	34.8	41.8
Other noncurrent liabilities	84.9	92.6
Total liabilities	$505.9	$527.3

As of December 31, the following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	2022	2021
Current assets	$4.1	$5.1
Property and equipment, net	11.3	12.2
Goodwill	62.2	62.2
FCC licenses	200.4	200.4
Network affiliation agreements, net	25.4	28.5
Other noncurrent assets, net	1.4	1.3
Total assets	$304.8	$309.7

Current liabilities	$28.7	$33.7
Noncurrent liabilities	119.7	134.3
Total liabilities	$148.4	$168.0

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), which continues through December 31, 2023. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee to Cunningham based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. Nexstar has determined that it has a variable interest in WYZZ. Nexstar has also evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated WYZZ under authoritative guidance related to the consolidation of VIEs. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham. Cunningham does not guarantee Nexstar’s debt.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include, but are not limited to, those relating to allowance for credit losses, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, deferred income tax asset valuation allowances, fair value of stock-based compensation, the recoverability of goodwill, FCC licenses and long-lived assets, pension and postretirement obligations, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of December 31, 2022, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from local and national advertising agencies. The Company does not require collateral from its customers but maintains reserves for potential credit losses. Management believes that the allowance for credit losses is adequate, but if the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

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

Core and Political Advertising Revenues—The Company generates revenue by delivering advertising on the Company’s television stations, cable and broadcast networks, and radio station. The advertising contracts are short-term in nature and include a number of spots that are delivered over the term of the arrangement. For broadcast of commercials (local and national advertising, or core advertising, and political advertising), the performance obligation is identified at the contract level as it represents a promise to deliver an agreed number of spots, an agreed price per spot and other specifications. Each performance obligation is satisfied over time as the advertiser receives and consumes benefits when its commercial is aired.

Distribution Revenues—The Company’s retransmission consent and carriage agreements with MVPDs and OVDs generally have a three-year term and provide revenue based on a monthly amount the Company is entitled to receive per subscriber. These revenues are considered arising from the licensing of functional intellectual property. As such, the Company applies the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenue (distribution revenue) at the point in time the broadcast signal is delivered to the distributors. The distributors report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report, the Company records revenue based on an estimated number of subscribers and the monthly amount the Company is entitled to receive per subscriber. Adjustments associated with the resolution of such estimates have, historically, been inconsequential. Other distribution revenue includes affiliate compensation revenue in accordance with certain affiliation agreements, which is recognized ratably over the term of the agreement.

Digital Revenues—For station digital advertising, the performance obligation is a station’s promise to place an advertisement on its website and is satisfied either based on impressions or the placement of ads over an agreed period of time. Advertising revenue is recognized, for the amount the Company is entitled to receive, when the advertisements are broadcast or delivered on the stations’ websites. Other digital advertising includes revenue from video and display advertising platforms that are delivered locally or nationally through our own and various third party websites and mobile applications. Revenue is recognized at the time advertising is delivered through these platforms. Revenue from other digital businesses includes a consumer product reviews platform, which is recognized upon performance of services. The Company applies the right to invoice practical expedient to certain transactions where the invoice amount corresponds directly with the value to its customers. Most of the arrangements with customers are short-term in nature.

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

On June 1, 2022, Nexstar completed the sale of a real estate asset located in Chicago for gross cash proceeds of $45.3 million. The asset was classified as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2021.

On October 19, 2022, a real estate property located in Chicago was reclassified as held for sale due to the buyer’s exercise of its option to purchase. Upon designation as an asset held for sale, it was written down to its estimated fair value, less estimated cost to sell, of $199.5 million, resulting in a $36.8 million impairment charge. The sale closed on November 18, 2022.

Investments

The Company accounts for investments in which it owns at least 20% of an investee’s voting securities or has significant influence over an investee under the equity method of accounting. The Company records equity method investments at cost. For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment. The amounts initially recognized are subsequently adjusted for the Company’s appropriate share of the net earnings or losses of the investee. The Company records any investee losses up to the carrying amount of the investment plus any advances and loans made to the investee and any financial guarantees made on behalf of the investee. The Company recognizes its share in earnings and losses of the investee as “Income from equity method investments, net” in the Consolidated Statements of Operations and Comprehensive Income. Investments are also increased by contributions made to and decreased by distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. The Company evaluates equity method investments for other-than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2022, 2021 and 2020, the Company did not identify any impairments on its investments. See Note 8 for additional information.

Leases

The Company determines if a contract is a lease at inception. We determine that a contract contains a lease if we obtain substantially all of the economic benefits of, and the right to direct the use of, an asset identified in the contract. For leases with terms greater than 12 months, we record right-of-use (“ROU”) asset and lease liability which are both measured at the present value of the future lease payments over the lease term. The lease payments exclude any executory costs as they are not significant. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, and specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate was used in determining the present value of future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. ROU assets and lease liabilities arising from operating leases are included in other noncurrent assets, other current liabilities and other noncurrent liabilities in the accompanying Consolidated Balance Sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

See Note 9 for additional disclosures on leases as of December 31, 2022.

Broadcast Rights and Broadcast Rights Payable

The Company acquires licenses to broadcast programs from national program syndicators and from certain production companies. The Company records these contracts as an asset and a liability when the following criteria are met: (i) the license period has begun, (ii) the cost of each program is known or reasonably determinable, (iii) the program material has been accepted in accordance with the license agreement, and (iv) the program is produced and available for broadcast. Broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. The Company periodically evaluates the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of broadcast rights and adjusts the amortization for any deficiency calculated. As of December 31, 2022, programming costs included $66.2 million of costs that was contractually due related to episodes that had been completed by certain production companies but not yet delivered to the Company. Such episodes are typically delivered within a few weeks of completion. For the years ended December 31, 2022, 2021 and 2020, amortization of broadcast rights of $192.9 million, $121.1 million and $137.5 million, respectively, were included in Depreciation and amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

The Company accounts for acquired businesses using the acquisition method of accounting, which requires that purchase prices, including any contingent consideration, are measured at acquisition date fair values. These purchase prices are allocated to the assets acquired and liabilities assumed at estimated fair values at the date of acquisition using various valuation techniques, including the income approach, such as discounted projected cash flows, and other income, market or cost approaches.

The estimated fair value of an FCC license acquired in a business combination is calculated using a discounted projected cash flow model referred to as the Greenfield Method. The Greenfield Method attempts to isolate the income that is attributable to the license alone. This approach is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks an affiliation with a network (commonly known as an independent station), lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method assumes annual cash flows over a projection period model. Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) television market long-term growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate.

The assumptions used in estimating the fair value of a network affiliation agreement acquired in a business combination are similar to those used in the valuation of an FCC license. The Greenfield Method is also utilized in the valuation of network affiliation agreements except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium based on the programming of a network affiliate relative to an independent station. This approach would result in an estimated collective fair value of the FCC license and a network affiliation agreement. The excess of the estimated fair value in this model over the estimated value of an FCC license of an independent station under the Greenfield Method represents the estimated fair value of a network affiliation agreement.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. During the measurement period, which may be up to one year from the acquisition date of a business, the Company records adjustments related to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

For purposes of goodwill impairment tests, the Company has one aggregated television stations reporting unit because of the stations’ similar economic characteristics, one cable network reporting unit, and two digital business reporting units. The Company’s impairment review for FCC licenses is performed at the television station market level.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair values, using the Greenfield Method of discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

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

The Company tests definite-lived intangible assets and other long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on certain factors, including operating results, business plans, economic projections and anticipated future cash flows. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining life, or primary asset’s life, plus proceeds received from its eventual disposition are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $23.5 million, $20.5 million, and $14.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The net periodic benefit credit, which consists of expected return on plan assets and interest costs, is disclosed on a separate line item below income from operations in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Stock-Based Compensation

Nexstar maintains stock-based employee and non-employee compensation plans which are described more fully in Note 13. The fair values of time-based and performance-based restricted stock units are based on the number of shares awarded and market price of the stock on the date of award. These amounts are recognized into selling, general and administrative expense over the vesting period of the time-based restricted stock units and when it is probable that the performance conditions will be achieved for performance-based restricted stock units. The excess or shortage of tax deductions over the compensation cost of stock-based payments is recognized as income tax benefit or income tax expense, respectively. The Company calculates the grant-date fair value of employee and non-employee stock options using the Black-Scholes model, but no compensation expense was recorded during the years 2022, 2021 and 2020 as the options are fully vested and there were no additional stock option grants during these years.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Nexstar files a consolidated federal income tax return. Mission, White Knight and 54 Broadcasting, Inc. (a subsidiary of Vaughan and owner of station KNVA) file their own separate federal income tax returns. The CW and Vaughan are disregarded entities for tax purposes and do not incur tax within the consolidated financial statements.

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

	2022	2021	2020
Weighted average shares outstanding - basic	39,349	42,133	44,921
Dilutive effect of equity incentive plan instruments	838	1,849	1,799
Weighted average shares outstanding - diluted	40,187	43,982	46,720

The Company has outstanding stock options and restricted stock units to acquire 26,000, zero and 122,000 weighted average shares of common stock for the years ended December 31, 2022, 2021 and 2020, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

Segment Presentation

The Company assesses its operating segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” Nexstar operates in one reportable broadcast segment. The other activities of the Company include operating Nexstar’s recently acquired The CW (see Note 3), digital businesses, corporate functions, the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, and eliminations. See Note 17 for additional segment information.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”). Together, these accounting updates provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contract; and changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. ASU 2020-04 was amended by ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” issued by FASB in December 2022, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In June 2022, the Company applied the optional expedients provided by these accounting updates for contract modifications to the amendment of its senior credit facilities. The adoption of these accounting updates did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

New Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the potential impacts ASU 2021-08 may have on its Consolidated Financial Statements upon its adoption on effective date as it relates to future acquisitions.

Note 3: Acquisitions and Dispositions

2022 Acquisition of The CW

On September 30, 2022, Nexstar completed its acquisition of a 75.0% ownership interest in The CW from affiliates of Paramount Global and Warner Bros. Discovery (collectively the “Sellers”) for no purchase consideration. Each of the Sellers retained a 12.5% ownership interest and will produce 12 original, scripted series for The CW primarily to air during the 2022/2023 broadcast season. The Sellers have granted Nexstar a call right and Nexstar has granted each of the Sellers a put right for such Seller’s ownership interests beginning in August 2024 and June 2026, respectively. The acquisition solidifies Nexstar’s revenue opportunities as the largest owner of The CW-affiliated stations, diversifies its content outside of news, improves its national advertising opportunities, establishes it as a participant in advertising video-on-demand services via The CW App and is expected to create value by improving The CW’s ratings, revenue, and profitability.

The transaction was accounted for under the acquisition method of accounting. Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired, liabilities assumed and the noncontrolling interests at the acquisition date are as follows (in millions):

Assets acquired
Cash and cash equivalents	$28.9
Accounts receivable	56.3
Prepaid expenses and other current assets	3.0
Broadcast rights	123.6
Intangible assets	16.6
Other noncurrent assets	6.5
Total assets acquired	234.9
Liabilities assumed:
Accounts payable and accrued expenses	(25.6)
Broadcast rights payable	(96.9)
Deferred tax liabilities	(19.1)
Other liabilities	(12.8)
Total liabilities assumed	(154.4)
Net assets acquired	80.5
Consideration paid	-
Noncontrolling interests	(24.9)
Gain on bargain purchase	$55.6

Programming costs and accrued programming costs pertain to The CW’s costs of acquiring programming from the Sellers and were valued using the replacement cost method as of Nexstar’s acquisition due to their short-term nature.

As a result of the acquisition, Nexstar recognized a gain on bargain purchase of $55.6 million representing the excess of the fair value of the net assets acquired over the $0 purchase consideration paid and the fair value of the noncontrolling interests. This gain is presented as a separate line item in the accompanying Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2022. Nexstar believes it was able to acquire The CW for $0 purchase consideration due to the recurring losses of The CW and Nexstar’s position as the largest owner of The CW-affiliated television stations which it believes limited the number of interested acquirers, Nexstar’s agreement to commit The CW to acquire additional programming from the Sellers for the 2022/2023 broadcast season, and Nexstar’s agreement to allow the Sellers to distribute certain short and long-term accounts receivable related to previously-aired programming to the Sellers prior to closing.

The intangible assets are amortized over an estimated useful life of 4.5 years beginning in the fourth quarter of 2022.

The CW’s net revenue of $66.4 million and operating loss of $94.9 million from the acquisition date to December 31, 2022 has been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Transaction costs related to this acquisition, including severance costs, retention bonuses and legal and professional fees totaling $33.0 million were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.

2021 Acquisitions

Acquisition of The Hill

On August 20, 2021, pursuant to a merger agreement, Nexstar acquired 100% of the outstanding equity of News Communications, Inc. (“NCI”), then a Nevada corporation, for a total cash consideration of approximately $137.7 million, including working capital adjustments, funded by cash on hand. NCI is the owner of “The Hill,” an independent, political digital media platform. On August 27, 2021, NCI received approval for its conversion from a Nevada corporation to a Delaware corporation. The acquisition marked the continuation of Nexstar’s content-first strategy, focused primarily on news, designed to further leverage and monetize its expansive digital reach.

The fair values of the assets acquired and liabilities assumed are as follows (in millions):

Assets acquired
Cash and cash equivalents	$7.7
Accounts receivable, net	8.2
Prepaid expenses and other current assets	0.3
Property and equipment	0.7
Goodwill	69.1
Other intangible assets	67.9
Other noncurrent assets	3.1
Total assets acquired	157.0
Accounts payable	(1.0)
Accrued expenses	(2.2)
Other current liabilities	(1.1)
Deferred tax liabilities	(12.6)
Other noncurrent liabilities	(2.4)
Total Purchase Price	$137.7

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

2020 Acquisitions and Dispositions

BestReviews Acquisition

On December 29, 2020, Nexstar acquired 100% of the membership interests in BestReviews LLC (“BestReviews”) from Tribune Publishing Company, LLC and BR Holding Company, Inc. for $169.9 million in cash, funded by cash on hand. BestReviews engages in the business of testing, researching and reviewing consumer products. The acquisition of BestReviews diversified Nexstar’s digital portfolio.

Other 2020 Nexstar Acquisitions

On September 17, 2020, Nexstar acquired WDKY-TV, the Fox affiliate in the Lexington, KY market, from Sinclair Broadcast Group, Inc. (“Sinclair”) for $18.0 million in cash, funded by cash on hand. This acquisition allowed Nexstar’s entry into this market.

On March 2, 2020, Nexstar acquired the Fox affiliate television station WJZY and the MNTV affiliate television station WMYT in the Charlotte, NC market from Fox Television Stations, LLC, a Delaware limited liability company, for $45.3 million in cash. This acquisition allowed Nexstar’s entry into this market. Simultaneous with this acquisition, Nexstar sold certain of its television stations to Fox as described in “2020 Nexstar Dispositions” below.

On January 27, 2020, Nexstar acquired from Sinclair certain non-license assets associated with television station KGBT-TV in the Harlingen-Weslaco-Brownsville-McAllen, Texas market for $17.9 million in cash funded by cash on hand.

The combined net revenue of $78.0 million and operating income of $34.0 million from the respective stations’ acquisition dates to December 31, 2020 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. The transaction costs related to these acquisitions from the acquisition dates to December 31, 2020 were not material.

2020 Mission Acquisitions

On December 30, 2020, Mission acquired CW affiliate station WPIX in the New York, NY market from The E.W Scripps Company. Mission funded the purchase price of $85.1 million in cash through a combination of borrowing from its revolving credit facility and cash on hand. Upon Mission’s acquisition of WPIX, it entered into a TBA with Nexstar. Mission also granted Nexstar an option to purchase WPIX from Mission, subject to FCC consent. These transactions allowed the Company’s entry into this market.

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

The 2020 Mission acquisitions’ combined net revenue of $11.9 million and combined operating income of $2.6 million from the stations’ acquisition dates to December 31, 2020 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

2020 Common Control Transactions

On November 16, 2020, Mission acquired KASY, KWBQ and KRWB from Tamer Media LLC (“Tamer”). KASY (an MNTV affiliate), KWBQ (a CW affiliate) and KRWB (a CW affiliate) are full power television stations serving the Albuquerque, New Mexico market. On November 23, 2020, Mission acquired WXXA, the Fox affiliate in the Albany, NY market, and WLAJ, the ABC affiliate in the Lansing, MI market, from Shield Media, LLC (“Shield Media”). In connection with these transactions, Mission assumed the stations’ existing JSAs and SSAs with Nexstar. Mission also granted Nexstar options to purchase the stations, subject to FCC consent. The total purchase price for these transactions was $22.6 million in cash, primarily representing Mission’s full repayment of WXXA’s and WLAJ’s outstanding term loans of $20.7 million. Mission funded the acquisitions through a combination of borrowings from its revolving credit facility and cash on hand.

As Nexstar is the primary beneficiary of the television stations described above, the purchase transactions between parties within the consolidated Nexstar group were deemed common control transactions in accordance with FASB ASC 805-50, “Business Combinations—Common Control Transactions.” Therefore, the acquirer in those transactions recorded the net assets at historical book values, rather than at estimated fair values. The excess of purchase price over carrying values of net assets was accounted for as a reduction to retained earnings in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. For financial reporting purposes, Nexstar continued to consolidate the stations’ net assets and financial results at their historical amounts for all periods presented in the accompanying Consolidated Financial Statements. In accordance with the change in reporting entity, Shield Media’s repayment of its outstanding term loans in November 2020 were included in the caption “Repayments of long-term debt” under financing activities in the accompanying Consolidated Statements of Cash Flows, as if Mission was the debtor of such loans as of the earliest period presented.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information has been presented for the periods indicated as if Nexstar’s acquisition of The CW had occurred on January 1, 2021 (in millions):

	Years Ended December 31,
	2022	2021
Net revenue	$5,513.5	$5,107.4
Income before income taxes	916.8	786.4
Net income	689.4	592.0
Net income attributable to Nexstar	781.4	690.4

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

The acquisitions and dispositions during 2021 and 2020 are not significant for pro forma financial information reporting purposes, both individually and in aggregate. Therefore, pro forma financial information has not been provided for those transactions.

Note 4: Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in millions):

	Estimated
	useful life,
	in years	2022	2021
Buildings and improvements	39	$393.3	$381.9
Land	N/A	240.6	476.6
Leasehold improvements	term of lease	100.9	81.9
Studio and transmission equipment	5-15	1,054.5	1,014.0
Computer equipment	3-5	152.0	151.0
Furniture and fixtures	7	29.8	27.7
Vehicles	5	61.2	58.3
Construction in progress	N/A	64.9	59.2
		2,097.2	2,250.6
Less: accumulated depreciation and amortization		(834.8)	(738.1)
Property and equipment, net		$1,262.4	$1,512.5

The decrease in land was due to the sale of a real estate property located in Chicago with a carrying amount of $236.0 million. The sale was completed on November 18, 2022 (see Note 2—Assets Held for Sale, Net for additional information on the sale).

For the years ended December 31, 2022, 2021 and 2020, depreciation expense of $159.9 million, $166.6 million and $147.7 million, respectively, were included in Depreciation and amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Note 5: Intangible Assets and Goodwill

The Company’s definite-lived intangible assets consisted of the following, as of December 31 (dollars in millions):

		2022			2021
	Estimated		Accumulated			Accumulated
	useful life,		Amortization			Amortization
	in years	Gross	and Impairment	Net	Gross	and Impairment	Net
Network affiliation agreements	15	$3,125.2	$(1,253.8)	$1,871.4	$3,125.2	$(1,065.0)	$2,060.2
Other definite-lived intangible assets	1-20	1,076.5	(513.7)	562.8	1,045.0	(388.1)	656.9
Definite-lived intangible assets		$4,201.7	$(1,767.5)	$2,434.2	$4,170.2	$(1,453.1)	$2,717.1

The decrease in definite-lived intangible assets was primarily due to amortization, partially offset by the current year acquisition of The CW (see Note 3).

For the years ended December 31, 2022, 2021 and 2020, amortization expense of $309.3 million, $300.9 million and $279.7 million, respectively, were included in Depreciation and amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2022 (in millions):

2023	$299.0
2024	293.8
2025	289.4
2026	265.2
2027	252.4
Thereafter	1,034.4
$2,434.2

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2022 and 2021 are as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2021	$3,141.4	$(89.8)	$3,051.6	$2,957.7	$(47.4)	$2,910.3
Impairment loss	-	(90.8)	(90.8)	-	-	-
Balances as of December 31, 2022	$3,141.4	$(180.6)	$2,960.8	$2,957.7	$(47.4)	$2,910.3

As discussed in Note 2, the Company has one aggregated television stations reporting unit, one cable network reporting unit, and two digital reporting units for purposes of annual goodwill impairment review as of December 31, 2022. The Company’s annual impairment review of FCC licenses is performed at the station market level. Management conducts an impairment test annually in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill or FCC licenses might be impaired.

In the fourth quarter of 2022, using the qualitative impairment test, the Company performed its annual impairment assessment on goodwill attributable to its aggregated television stations reporting unit and cable network reporting unit. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that each reporting unit’s fair value would sufficiently exceed the related carrying amount. The Company also performed its annual impairment assessment on FCC licenses for each television station market using the qualitative impairment test and concluded that it was more likely than not that their fair values exceeded the respective carrying amounts. Thus, no impairment was recorded on the associated goodwill and FCC licenses.

With respect to the Company’s digital reporting units, the Company elected to perform quantitative impairment tests due to uncertain economic conditions in the fourth quarter of 2022. The Company’s assessment indicated that the fair value of one digital reporting unit exceeded the carrying amount by over 19%, and therefore no goodwill impairment was identified. Goodwill associated with this reporting unit was $69.1 million as of December 31, 2022.

In the second digital reporting unit, the Company identified a partial goodwill impairment of $90.8 million. The impairment was identified in the fourth quarter of 2022 given the operating performance of the reporting unit, the seasonality of the business and changes in the outlook of the business. The fair value was estimated using a combination of an income approach, which employs a discounted cash flow model, and market approaches. The significant assumptions used in estimating fair value included: (i) compound annual growth rates for revenues ranging from 6.1% to 8.1%, (ii) operating profit margins ranging from 8.3% to 15.0%, (iii) an income tax rate of 26.0% based on statutory federal and blended state tax rates, (iv) a discount rate of 14.5% based on an analysis of e-commerce companies, (v) a terminal growth rate of 1.5% based on a mature company in the e-commerce industry, and (vi) market net revenue and earnings multiples of comparable publicly traded businesses. As of December 31, 2022, this second digital reporting unit has an immaterial remaining goodwill balance.

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

The Company also performed qualitative tests on its definite-lived intangible assets and other long-lived assets. Based on the estimate of undiscounted future pre-tax cash flows expected to result from the use and eventual disposition of such assets, the Company determined that the carrying amounts are recoverable except for an immaterial impairment on definite-lived intangible assets of one digital reporting unit recorded in the fourth quarter of 2022. No other events or circumstances were noted in 2022 that would indicate impairment.

Note 6: Investments

Investments in the Company’s Consolidated Balance Sheets as of December 31 consisted of the following (in millions):

	2022	2021
Equity method investments	$1,115.3	$1,208.9
Other equity investments	3.7	9.9
Total investments	$1,119.0	$1,218.8

Equity Method Investments

During the years ended December 31, 2022, 2021 and 2020, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

Income from equity method investments, net reported in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31 consisted of the following (in millions):

	2022	2021	2020
Income on equity investments, net, before amortization of basis difference	$223.4	$250.3	$217.9
Amortization of basis difference	(70.0)	(125.7)	(147.7)
Income on equity investments, net	$153.4	$124.6	$70.2

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

There were no other-than-temporary impairments (“OTTI”) during the year ended December 31, 2022.

Investment in TV Food Network

Nexstar acquired its 31.3% equity investment in TV Food Network through its acquisition of Tribune Media Company on September 19, 2019. Nexstar’s partner in TV Food Network is Warner Bros. Discovery, Inc.(“WBD”), which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership.

TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, offering quality television, video, internet and mobile entertainment and information focusing on food and entertaining.

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2023. Nexstar intends to renew its partnership agreement with WBD for TV Food Network before expiration. In the event of a liquidation, Nexstar would be entitled to its proportionate share of distributions to partners, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

As of December 31, 2022, Nexstar’s investment in TV Food Network had a book value of $1.099 billion, compared to $1.191 billion as of December 31, 2021.

As of December 31, 2022 and 2021, Nexstar had a remaining share in amortizable basis difference of $466.6 million and $536.1 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of December 31, 2022 had a remaining useful life of approximately 6.7 years. As of December 31, 2022, Nexstar’s share in the basis difference related to the investee’s goodwill was $500.4 million (no change in 2022).

Nexstar had the following transactions related to its investment in TV Food Network during the years ended December 31, 2022, 2021 and 2020, respectively (in millions):

•
received cash distributions totaling $249.4 million, $239.5 million and $223.3 million,
•
recognized share in TV Food Network’s net income of $226.7 million, $253.4 million and $220.3 million, and
•
recorded amortization of basis difference (expense) of $69.5 million, $125.2 million and $147.2 million.

Summarized financial information for TV Food Network is as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Net revenue	$1,298.3	$1,339.7	$1,286.6
Costs and expenses	582.7	536.8	591.6
Income from operations	715.6	802.9	695.0
Net income	724.3	810.2	704.0
Net income attributable to Nexstar Media Group, Inc.	226.7	253.4	220.3

	As of December 31
	2022	2021
Current assets	$728.0	$861.5
Noncurrent assets	421.1	409.3
Current liabilities	85.0	133.2
Noncurrent liabilities	0.3	0.4

Note 7: Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in millions):

	2022	2021
Compensation and related taxes	$112.7	$120.2
Interest payable	55.8	62.3
Network affiliation fees	50.6	45.9
Other	100.4	87.5
	$319.5	$315.9

Note 8: Debt

Long-term debt consisted of the following, as of December 31 (dollars in millions):

	2022	2021
Nexstar
Term Loan A, due October 2023	$-	$485.4
Team Loan A, due September 2024	-	604.4
Term Loan A, due June 2027	2,364.4	-
Term Loan B, due January 2024	-	595.0
Term Loan B, due September 2026	1,561.3	2,644.3
5.625% Notes, due July 2027	1,713.8	1,785.0
4.75% Notes, due November 2028	1,000.0	1,000.0
Mission
Term Loan B, due June 2028	296.3	299.3
Revolving loans, due June 2027	61.5	-
Revolving loans, due October 2023	-	61.5
Total outstanding principal	6,997.3	7,474.9
Less: unamortized financing costs and discount - Nexstar Term Loan A, due October 2023	-	(1.1)
Less: unamortized financing costs and discount - Nexstar Term Loan A, due September 2024	-	(5.1)
Less: unamortized financing costs and discount - Nexstar Term Loan A, due June 2027	(8.3)	-
Less: unamortized financing costs and discount - Nexstar Term Loan B, due January 2024	-	(5.6)
Less: unamortized financing costs and discount - Nexstar Term Loan B, due September 2026	(32.6)	(42.8)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes, due July 2027	4.2	5.2
Less: unamortized financing costs and discount - Nexstar 4.75% Notes, due November 2028	(7.1)	(8.1)
Less: unamortized financing costs and discount - Mission Term Loan B, due June 2028	(2.0)	(2.3)
Total outstanding debt	6,951.5	7,415.1
Less: current portion	(124.3)	(47.2)
Long-term debt, net of current portion	$6,827.2	$7,367.9

Senior Secured Credit Facilities

2022 Transactions

During the year ended December 31, 2022, from cash on hand, Nexstar prepaid a total of $333.0 million in principal balance under its Term Loan B and repaid scheduled principal maturities of $84.2 million of its term loans.

On June 21, 2022, Nexstar and Mission, an independently owned VIE consolidated by Nexstar, amended their respective credit agreements (also herein referred to as senior secured credit facilities). The amendments provided for the following:

•
$2,425.0 million in Nexstar Term Loan A, due June 2027
•
$550.0 million in Nexstar revolving credit facility, due June 2027 (no amounts were drawn from this facility as of December 31, 2022)
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

Each of the above new loan and new revolving credit facilities has a five-year maturity and bears interest at a rate of term Secured Overnight Financing Rate (“SOFR”) for the applicable interest period plus a margin in the range of 1.25%–2.00% determined based on a leverage-based grid. The term SOFR for any interest period is the sum of the term SOFR screen rate published by the CME Group Benchmark Administration Limited (“CME”) term SOFR administrator plus a spread adjustment of 0.10%. The Nexstar Term Loan A, due June 21, 2027, has a 5% principal amortization each year, to be payable on a quarterly basis, with the remaining amount due at maturity. In connection with entry into the new loan and new revolving credit facilities, each of Nexstar and Mission also amended its respective credit agreement to, among other things, streamline its notice obligations and update certain covenant terms, in each case, as set forth in such amended credit agreement. The remaining terms of each new loan and new revolving credit facility are substantially the same as the existing terms in the Nexstar credit agreement in effect prior to the amendment and the Mission credit agreement in effect prior to the amendment, as applicable.

Interest rates are selected at Nexstar’s or Mission’s option, as applicable, and the applicable margin is adjusted quarterly as defined in the applicable amended credit agreement. Interest is payable periodically based on the type of interest rate selected. As of December 31, the interest rates of the outstanding loans under the senior secured credit facilities were:

•
5.86% in 2022 for Nexstar’s Term Loan A, due June 2027 (based on an applicable margin of 1.50%)
•
6.89% and 2.60% in 2022 and 2021, respectively, for Nexstar’s Term Loan B, due September 2026 (based on an applicable margin of 2.50% in both years)
•
6.89% and 2.60% in 2022 and 2021, respectively, for Mission’s Term Loan B, due June 2028 (based on an applicable margin of 2.50% in both years)
•
5.86% in 2022 for Mission’s outstanding revolving loans, due June 2027 (based on an applicable margin of 1.50%)

5.625% Notes, due July 2027

On July 3, 2019, Nexstar completed the sale and issuance of $1.120 billion 5.625% senior unsecured notes due 2027 (the “5.625% Notes, due July 2027”) at par.

On November 22, 2019, Nexstar completed the issuance and sale of $665.0 million aggregate principal amount of additional 5.625% Notes, due July 2027. These additional notes were issued at a price of 104.875%. These additional notes are treated as a single series with the 5.625% Notes, due July 2027 issued on July 3, 2019.

During the year ended December 31, 2022, Nexstar repurchased and cancelled $71.2 million of its 5.625% Notes, due July 2027 at a weighted average purchase price of 94.2%, funded by cash on hand.

Interest on the 5.625% Notes, due July 2027 is payable semiannually in arrears on January 15 and July 15 of each year. The 5.625% Notes, due July 2027 were issued pursuant to an indenture dated July 3, 2019 (the “5.625% Indenture due 2027”).

In 2019, Nexstar recorded $6.4 million in debt premium after netting legal, professional and underwriting fees related to the 5.625% Notes, due July 2027. The net debt premium is being amortized using the effective interest method over the term of the debt.

At any time on or after July 15, 2022, Nexstar may redeem the 5.625% Notes, due July 2027, in whole or in part, at the redemption prices set forth in the 5.625% Indenture due 2027 plus accrued and unpaid interest to the redemption date. Upon the occurrence of a change of control (as defined in the 5.625% Indenture due 2027), each holder of the 5.625% Notes, due July 2027 may require Nexstar to repurchase all or a portion of the notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The 5.625% Notes, due July 2027 contain covenants that limit, among other things, Nexstar’s ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) create liens, (5) merge or consolidate with another person or transfer or sell assets, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries, (7) prepay, redeem or repurchase certain indebtedness and (8) engage in transactions with affiliates.

The 5.625% Indenture due 2027 provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee or holders of at least 25% in principal amount of the then outstanding 5.625% Notes, due July 2027 may declare the principal of and accrued but unpaid interest, including additional interest, on all the 5.625% Notes, due July 2027 to be due and payable.

4.75% Notes, due November 2028

On September 25, 2020, Nexstar completed the sale and issuance of $1.0 billion 4.75% senior unsecured notes due 2028 (“4.75% Notes, due November 2028”) at par. The 4.75% Notes, due November 2028 were issued under an indenture dated as of September 25, 2020 (“4.75% Notes, due November 2028 Indenture”). The net proceeds from the issuance of the 4.75% Notes, due November 2028 were used to redeem the $900.0 million 5.625% senior unsecured notes in full and pay related premiums equal to 102.813% of the principal amount, accrued interest and fees and expenses. The remainder of the proceeds was used for general corporate purposes.

In 2020, Nexstar recorded $9.3 million in legal, professional, and underwriting fees related to the issuance of the 4.75% Notes, due November 2028. These financing costs are being amortized using the effective interest method over the term of the debt.

Interest on the 4.75% Notes, due November 2028 is payable semiannually in arrears on May 1 and November 1 of each year. The 4.75% Notes, due November 2028 are guaranteed by Nexstar, Mission and certain of Nexstar’s and Mission’s existing and future restricted subsidiaries, subject to certain customary release provisions.

The 4.75% Notes, due November 2028 are senior unsecured obligations of Nexstar and the guarantors, rank equal in right of payment with our and the guarantors’ existing and future senior indebtedness, including Nexstar’s 5.625% Notes, due July 2027, its term loans and its revolving credit facilities, but effectively junior to our and the guarantors’ secured debt, including the term loans and revolving credit facilities, to the extent of the value of the assets securing such debt.

Nexstar has the option to redeem all or a portion of the 4.75% Notes, due November 2028 at any time prior to November 1, 2023 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a make-whole premium as of the date of redemption. At any time prior to November 1, 2023, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price of 104.75%, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, with the net cash proceeds from certain equity offerings. At any time on or after November 1, 2023, Nexstar may redeem the 4.75% Notes, due November 2028, in whole or in part, at the redemption prices set forth in the 4.75% Notes, due November 2028 Indenture.

Upon the occurrence of a change in control (as defined in the 4.75% Notes, due November 2028 Indenture), each holder of the 4.75% Notes, due November 2028 may require Nexstar to repurchase all or a portion of the notes in cash at a price equal to 101.0% of the aggregate principal amount to be repurchased, plus accrued and unpaid interest, if any, thereon to, but excluding, the date of repurchase.

The 4.75% Notes, due November 2028 Indenture contains covenants that limit, among other things, Nexstar’s and the guarantors’ ability to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) transfer or sell assets, (5) create liens, (6) enter into restrictions affecting the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to it or other restricted subsidiaries, (7) guarantee certain indebtedness and (8) engage in transactions with affiliates.

The 4.75% Notes, due November 2028 Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the then outstanding 4.75% Notes, due November 2028 may declare the principal of, premium, and accrued but unpaid interest, including additional interest, on all the 4.75% Notes, due November 2028 to be due and payable. Upon such a declaration, such principal, premium and accrued and unpaid interest will be due and payable immediately.

Unused Commitments and Borrowing Availability

The Company had $529.1 million (net of outstanding standby letters of credit of $20.9 million) and $13.5 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2022. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of December 31, 2022, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, the other assets of consolidated VIEs unavailable to creditors of Nexstar (see Note 2) and the assets of The CW. Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Mission is a guarantor of Nexstar’s senior secured credit facility, Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028.

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2023 and 2033, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2022, the Company was in compliance with its financial covenants.

Debt Maturities

The scheduled principal maturities of the Company’s debt as of December 31, 2022 are summarized as follows (in millions):

2023	$124.3
2024	124.3
2025	124.3
2026	1,685.5
2027	3,657.7
Thereafter	1,281.2
$6,997.3

Note 9: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one to 92 years, some of which may include options to extend the leases from 2 years to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of December 31, 2022 were not material.

Supplemental balance sheet information related to operating leases as of December 31 was as follows (in millions, except lease term and discount rates):

	Balance Sheet Classification	2022	2021
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$287.8	$288.3
Current operating lease liabilities	Operating lease liabilities	$49.6	$42.8
Noncurrent operating lease liabilities	Other noncurrent liabilities	$238.5	$237.9

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		5.1%	5.1%

Operating lease expenses for the year ended December 31, 2022 were $61.8 million, of which $27.7 million and $34.1 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

Cash paid for operating leases included in the operating cash flows was $59.7 million, $51.6 million and $47.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows (in millions):

Operating Leases
2023	$62.3
2024	58.6
2025	44.4
2026	35.4
2027	25.6
Thereafter	135.1
Total future minimum lease payments	361.4
Less: imputed interest	(73.3)
Total	$288.1

Note 10: Retirement and Postretirement Plans

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. As of December 31, 2022, the combined pension benefit obligations for these qualified retirement plans were $1.738 billion, which were substantially funded by combined plan assets of $1.562 billion, or approximately 90% funded (underfunded by $175.4 million). All these retirement plans are frozen in terms of pay and service, except for a plan with immaterial pension benefit obligations.

The remaining pension obligations of $41.4 million relate to non-contributory unfunded supplemental executive retirement and ERISA Excess plans for which Nexstar’s policy is to fund the benefits as claims and premiums are paid. Nexstar also has various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees.

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

As of and for the years ended December 31, the following table provides a reconciliation of the plans’ benefit obligations, plan assets and funded status, along with the related amounts that are recognized in the Consolidated Balance Sheets (in millions):

	Pension Benefits		OPEB
	2022	2021	2022	2021
Change in benefit obligations
Benefit obligations at beginning of period	$2,257.1	$2,553.5	$27.2	$29.6
Service cost	1.1	1.1	-	-
Interest cost	46.8	40.2	0.5	0.4
Participant contributions	-	-	-	-
Plan amendments	0.7	-	-	-
Actuarial gain	(399.7)	(82.9)	(4.9)	(1.1)
ESOP transfer	3.0	2.7	-	-
Benefit payments	(129.7)	(257.5)	(1.5)	(1.7)
Benefit obligations at end of period	$1,779.3	$2,257.1	$21.3	$27.2
Change in plan assets
Fair value of plan assets at beginning of period	$2,152.4	$2,221.8	$-	$-
Actual return on plan assets	(467.3)	181.2	-	-
Employer contributions	4.1	4.2	1.5	1.7
Participant contributions	-	-	-	-
ESOP transfer	3.0	2.7	-	-
Benefit payments	(129.7)	(257.5)	(1.5)	(1.7)
Fair value of plan assets at end of period	$1,562.5	$2,152.4	$-	$-
Amounts recognized in Consolidated Balance Sheets
Current liabilities	$(4.0)	$(4.0)	$(2.6)	$(2.8)
Noncurrent liabilities	(212.8)	(100.7)	(18.7)	(24.4)
Funded status	$(216.8)	$(104.7)	$(21.3)	$(27.2)

Nexstar’s pension benefit plans were underfunded as of December 31 with accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows (in millions):

	2022	2021
Benefit obligations	$1,779.3	$2,257.1
Accumulated benefit obligations	1,779.3	2,257.1
Fair value of plan assets	1,562.5	2,152.4

The plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits			OPEB
	2022	2021	2020	2022	2021	2020
Discount rate	4.98% - 4.99%	2.69% - 2.70%	2.15% - 2.29%	4.79% - 4.94%	1.99% - 2.59%	1.42% - 2.04%
Compensation increase rate	-	-	-	2.00%	2.00%	2.00%

The increase in the discount rates from December 31, 2021 to December 31, 2022 decreased the projected benefit obligations of qualified defined benefit pension plans by approximately $415.9 million at December 31, 2022. Additionally, the updated mortality projection scale decreased the plans’ projected pension obligations by approximately $2.4 million at December 31, 2022. The decreases were partially offset by an approximately $26.1 million increase in pension obligations due to the updated census information and cash balance crediting rate assumption.

The increase in the discount rates from December 31, 2020 to December 31, 2021 decreased the projected benefit obligations of qualified defined benefit pension plans by approximately $84.9 million at December 31, 2021. Additionally, the updated mortality projection scale decreased the plans’ projected pension obligations by approximately $4.4 million at December 31, 2021. The decreases were partially offset by an approximately $8.7 million increase in pension obligations due to the updated census information and a change to the assumed commencement age and optional form elections for deferred vested participants.

Net Periodic Benefit Cost (Credit)

The following tables provide the components of net periodic benefit cost (credit) for the plans for the years ended December 31 (in millions):

	Pension Benefits			OPEB
	2022	2021	2020	2022	2021	2020
Service cost	$1.1	$1.1	$1.0	$-	$-	$-
Interest cost	46.8	40.2	63.6	0.5	0.4	0.6
Expected return on plan assets	(90.9)	(110.9)	(108.8)	-	-	-
Amortization of prior service costs	0.2	0.2	-	-	-	-
Amortization of net loss	0.3	1.2	-	0.2	0.7	0.2
Settlement gain recognized	-	(12.5)	(1.6)	-	-	-
Net periodic benefit cost (credit)	$(42.5)	$(80.7)	$(45.8)	$0.7	$1.1	$0.8

The Company anticipates recording an aggregate net periodic benefit credit of $35.4 million for its pension and other postretirement benefits in 2023, as the expected return on plan assets exceeds estimated interest cost.

The net periodic costs for the Company’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits			OPEB
	2022	2021	2020	2022	2021	2020
Discount rate	2.69% - 2.70%	2.16% - 2.29%	3.08%	1.96% - 2.49%	1.39% - 2.06%	2.52% - 2.94%
Expected return on plan assets	4.01% - 5.01%	5.15% - 5.90%	5.45% - 5.75%	-	-	-
Compensation increase rate	-	-	-	2.00%	2.00%	2.00%
Cash balance interest crediting rate	1.75% - 2.00%	2.20% - 2.50%	1.93% - 2.20%	-	-	-

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

For purposes of measuring the related postretirement health care costs for 2022, we assumed a 6.25% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.50% for 2030 and remain at that level thereafter. For purposes of measuring the related postretirement health care obligations at December 31, 2022, we assumed a 6.0% - 8.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.50% for 2030 and remain at that level thereafter.

The following table provides a summary of the Company’s accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans prior to any deferred tax effects (in millions):

	Pension Benefits	OPEB
December 31, 2019	$28.5	$(1.9)
Past service cost	(2.0)	-
Actuarial gain (loss)	22.6	(1.0)
December 31, 2020	$49.1	$(2.9)
Prior service credit	0.2	-
Actuarial gain	141.9	1.8
December 31, 2021	$191.2	$(1.1)
Prior service cost	(0.6)	-
Actuarial gain (loss)	(158.3)	4.8
December 31, 2022	$32.3	$3.7

The asset allocation for Nexstar’s funded retirement plans at the end of 2022, and the asset allocation range for 2023, by asset category, are as follows:

	Asset Allocation	Percentage of Plan Assets at Year End
Asset category:	2023	2022
Equity securities	20% - 40%	29%
Fixed income securities	60% - 80%	62%
Opportunistic	-	9%
Total		100%

As the plan sponsor of the funded retirement plans, Nexstar’s investment strategy is to achieve a rate of return on the plans’ assets that, over the long term, will fund the plans’ benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plans’ returns is the asset allocation policy. The investment policies for plan assets provide ranges for the plans’ long-term asset mix, as follows:

•
For plan assets with a total fair value of $1.274 billion as of December 31, 2022, the investment policy ranges are 8-28% U.S. equity, 0-16% non-U.S. equity, 0-13% emerging market equity, 0-17% global equity, 0%-17% opportunistic sub-asset classes, 50%-70% fixed income and 0-5% cash.

•
For plan assets with a total fair value of $288.1 million as of December 31, 2022, the investment policy ranges are 0-18% U.S. equity, 0-12% non-U.S. equity, 0-11% emerging market equity, 0-15% global low volatility equity, 0%-14% opportunistic sub-asset classes, 70%-90% fixed income and 0-10% cash.

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

Other investments include investments in real estate funds, emerging market debt, high yield bonds, commodity index fund, floating rate debt, and inflation-protected bond. These investments use the National Council of Real Estate Investment Fiduciaries Property Index or the FTSE NAREIT All Equity REIT Index (real estate), JPM EMBI Global Core Index (emerging market debt), Barclays U.S. High Yield Ba/B 1% Issuer Capped Bond Index (high yield bonds), BBG Commodity Index (commodity index fund), Morningstar LSTA US Loan (floating rate debt) and BBG 1-10 TIPS (inflation-protected bond) as their benchmarks.

The following table sets forth, by asset category, Nexstar’s pension plan assets as of December 31, 2022 and 2021, using the fair value hierarchy established under ASC Topic 820 as described in Note 11. The fair value hierarchy in the tables excludes certain investments which are valued using net asset value (“NAV”) as a practical expedient (in millions):

	Pension Plan Assets as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$40.9	$-	$-	$40.9
Common collective trusts	-	24.3	-	24.3
Other	2.0	-	-	2.0
Pooled separate account	-	6.5	-	6.5
Total pension plan assets measured at fair value	$42.9	$30.8	$-	73.7
Pension plan assets measured at NAV as a practical expedient				1,483.2
Pension plan assets measured at contract value:
Insurance contracts				5.6
Total pension plan assets				$1,562.5

	Pension Plan Assets as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$9.0	$-	$-	$9.0
Common collective trusts	-	16.7	-	16.7
Other	2.1	-	-	2.1
Pooled separate account	-	7.9	-	7.9
Total pension plan assets measured at fair value	$11.1	$24.6	$-	35.7
Pension plan assets measured at NAV as a practical expedient				2,111.2
Pension plan assets measured at contract value:
Insurance contracts				5.5
Total pension plan assets				$2,152.4

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

Expected Cash Flows

The following table includes amounts that are expected to be contributed to the plans by Nexstar (in millions). It additionally reflects benefit payments that are made from the plans’ assets as well as those made directly from Nexstar’s assets, and it includes the participants’ share of the costs, which is funded by participant contributions. The amounts in the table are actuarially determined and reflect Nexstar’s best estimate given its current knowledge including the impact of recent pension funding relief legislation. Actual amounts could be materially different.

	Pension Benefits	OPEB
Employer Contributions	$4.0	$2.6
2023 to participant benefits
Expected Benefit Payments
2023	$144.4	$2.6
2024	144.6	2.4
2025	143.8	2.3
2026	143.2	2.2
2027	142.0	2.1
2028-2031	672.5	8.4

Defined Contribution Plans

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all Company employees who meet the minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the 401(k) Plans may be made at the discretion of management of the Company. During the years ended December 31, 2022, 2021 and 2020, Nexstar contributed $14.3 million, $16.2 million and $14.9 million, respectively, to the 401(k) Plans.

The Company has a Supplemental Income Deferral Plan for which certain employees, including executive officers, are eligible. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company for these plans for 2022 are immaterial.

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, broadcast rights payable, and accrued expenses approximate fair value due to their short term nature.

As of December 31, the estimated fair values and carrying amounts of the Company’s long-term debt which are not measured at fair value on a recurring basis were as follows (dollars in millions):

	2022		2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due October 2023(1)	$-	$-	$484.3	$483.8
Team Loan A, due September 2024(1)	-	-	599.3	602.0
Term Loan A, due June 2027(1)	2,356.1	2,275.3	-	-
Term Loan B, due January 2024(1)	-	-	589.4	593.5
Term Loan B, due September 2026(1)	1,528.7	1,554.7	2,601.5	2,638.5
5.625% Notes, due July 2027(2)	1,718.0	1,619.6	1,790.2	1,880.4
4.75% Notes, due November 2028(2)	992.9	880.0	991.9	1,022.3
Mission
Term Loan B, due June 2028(1)	294.3	291.2	297.0	299.7
Revolving loans due June 2027(1)	61.5	59.6
Revolving loans due October 2023(1)	-	-	61.5	61.2

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

During the year ended December 31, 2022, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill, other than those disclosed. See Notes 5 and 6 for additional information.

Certain investments held in the pension and other post retirement plans have been valued using net asset value (“NAV”) as a practical expedient for fair value. In accordance with ASC 820, investments measured at NAV are excluded from the fair value hierarchy. See Note 10 for fair value disclosures related to retirement and postretirement plans.

Note 12: Common Stock

The holders of common stock are entitled to one vote per share. The common stockholders are entitled to receive cash dividends, subject to the rights of holders of any series of preferred stock, on an equal per share basis. Nexstar’s senior secured credit facility provides limits on the amount of dividends the Company may pay to stockholders during the term of Nexstar’s credit agreement.

On January 27, 2021, Nexstar’s board of directors approved a share repurchase program authorizing the Company to repurchase up to an additional $1.0 billion of its common stock, of which $638.2 million remained available as of December 31, 2021. On July 27, 2022, Nexstar’s board of directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.5 billion of its common stock. During 2022, Nexstar repurchased a total of 5.1 million shares of common stock for $880.7 million, funded by cash on hand. In 2021, Nexstar repurchased a total of 3.6 million shares of common stock for $536.8 million, funded by cash on hand. In 2020, Nexstar repurchased a total of 3.1 million shares of common stock for $281.9 million, funded by cash on hand. As of December 31, 2022, the remaining available amount under the share repurchase authorization was $1.258 billion. Share repurchases may be made from time to time in open market transactions, block trades or in private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

During the years ended December 31, 2022, 2021 and 2020, 1,116,701 shares, 1,076,169 shares and 592,785 shares, respectively, of common stock were reissued from treasury, net of any shares withheld to cover participant taxes and to fulfill stock option exercises and vesting of restricted stock units.

During the years ended December 31, 2022, 2021 and 2020, total dividend payments were $142.2 million, $118.2 million, and $101.0 million, respectively.

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

For transactions and events involving the Company’s common stock after December 31, 2022, refer to Note 19.

Note 13: Stock-Based Compensation

Stock-Based Compensation Expense

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

The Company recognized stock-based compensation expense of $61.6 million, $46.7 million and $48.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, all attributable to RSUs and PSUs. In 2022, 2021 and 2020, there was no stock-based compensation attributable to stock options. As of December 31, 2022, there was $102.7 million of total unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.4 years. There is no remaining unrecognized compensation cost related to stock options.

Stock-Based Compensation Plans

As of December 31, 2022, Nexstar has two stock-based compensation plans that provide for the granting of stock options, stock appreciation rights, RSUs and PSUs to directors, employees or consultants of Nexstar: the 2019 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 5, 2019 (the “2019 Plan”) and the 2015 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 11, 2015 (the “2015 Plan”). A maximum of 3,100,000 shares and 2,500,000 shares of Nexstar’s common stock can be issued under the 2019 Plan and 2015 Plan, respectively.

At December 31, 2022, 2,051,861 shares remained available for future grants, of which 2,029,195 shares and 22,666 shares were available under the 2019 Plan and the 2015 Plan, respectively. Nexstar utilizes any available treasury stock or issues new shares of its common stock when options are exercised or restricted stock units vest.

Stock Options

Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant. As of December 31, 2022, all outstanding options are fully vested and expire ten years from the date of grant. Upon the employee’s termination, any unexercised vested options are cancelled from 90 days to one year following the termination date.

The following table summarizes activity and information related to stock options for the year ended December 31, 2022:

	Outstanding Options				Non-Vested Options
			Weighted-
		Weighted-	Average	Aggregate		Weighted-
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value		Grant-Date
	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value
Balances as of December 31, 2021	1,025,343	$23.40	1.40	$130,811	-	$-
Granted	-	$-	-	-	-	$-
Exercised	(688,207)	$11.91	-	-	-	$-
Vested	-	$-	-	-	-	$-
Forfeited/cancelled	-	$-	-	-	-	$-
Balances as of December 31, 2022	337,136	$46.87	1.65	$43,208	-	$-
Exercisable as of December 31, 2022	337,136	$46.87	1.65	$43,208
Fully vested and expected to vest as of December 31, 2022	337,136	$46.87	1.65	$43,208

The $43.2 million aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock on the last day of the fiscal period and the stock option exercise prices multiplied by the number of options outstanding. For the years ended December 31, 2022, 2021 and 2020, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $109.8 million, $71.1 million and $11.9 million, respectively.

Time-Based Restricted Stock Units

The RSUs vest over a range of two to four years from the date of the award. Unvested RSUs are generally forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to RSUs for the year ended December 31, 2022:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2021	989,266	$100.93
Awarded	369,122	$161.93
Vested	(396,616)	$94.30
Forfeited/cancelled	(46,875)	$114.50
Unvested as of December 31, 2022	914,897	$127.72

Performance-Based Restricted Stock Units

The vesting of the PSUs is contingent on the continued service of the grantee and the achievement of specific performance metrics (generally over a range of two to four years) designated by Nexstar’s board of directors. Unvested PSUs are generally forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to PSUs for the year ended December 31, 2022:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2021	230,416	$113.13
Awarded	83,875	$179.26
Vested	(107,708)	$119.83
Forfeited/cancelled	-	$-
Unvested as of December 31, 2022	206,583	$136.49

Note 14: Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in millions):

	2022	2021	2020
Current tax expense:
Federal	$294.1	$219.1	$281.4
State	81.2	38.3	56.8
	375.3	257.4	338.2
Deferred tax expense (benefit):
Federal	(83.7)	2.1	(32.8)
State	(18.0)	3.4	(8.9)
	(101.7)	5.5	(41.7)
Income tax expense	$273.6	$262.9	$296.5

The following is a reconciliation of the federal statutory income tax rate to income tax expense for the years ended December 31 (in millions):

	2022	2021	2020
Federal income tax at the statutory rate	$255.7	$229.6	$231.9
State and local taxes, net of federal benefit	46.6	43.3	43.1
Nondeductible compensation	8.4	6.2	6.3
Nondeductible meals and entertainment	2.1	1.7	1.5
Excess tax benefit on stock-based compensation	(26.6)	(19.6)	(2.9)
Disposition of nondeductible goodwill	-	-	8.3
Change in beginning of year valuation allowance	(4.1)	18.9	5.3
Uncertain tax positions	(4.0)	(11.9)	1.2
Bargain purchase gain	(11.7)	-	-
Minority interest	5.0	-	-
Other	2.2	(5.3)	1.8
Income tax expense	$273.6	$262.9	$296.5

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

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in millions):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$44.6	$50.3
Compensation	7.1	10.3
Rent	69.9	71.7
Pension	62.5	35.9
Other	53.5	30.6
Total deferred tax assets	237.6	198.8
Valuation allowance for deferred tax assets	(38.2)	(42.3)
Total deferred tax assets	199.4	156.5
Deferred tax liabilities:
Property and equipment	(187.5)	(240.9)
Other intangible assets	(472.8)	(485.7)
Goodwill	(133.4)	(119.0)
FCC licenses	(655.8)	(668.6)
Rent	(72.1)	(76.5)
Deferred gain on spectrum	(37.3)	(37.3)
Investments	(202.1)	(210.5)
Other	(44.0)	(46.5)
Total deferred tax liabilities	(1,805.0)	(1,885.0)
Net deferred tax liabilities	$(1,605.6)	$(1,728.5)

As of December 31, 2022, the Company’s reserve for uncertain tax positions totaled approximately $28.0 million. For the years ended December 31, 2022, 2021 and 2020 there were $28.0 million, $32.8 million and $45.6 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions as further described in Note 16.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in millions):

	2022	2021	2020
Uncertain tax position liability at the beginning of the year	$32.8	$45.6	$45.2
Increases resulting from merger transaction	-	-	2.0
Increases related to tax positions taken during the current period	-	0.3	0.1
Increases related to tax positions taken during prior periods	-	-	0.5
Decreases related to settlements with taxing authorities	(1.7)	(7.0)	(1.4)
Decreases related to expiration of statute of limitations	(3.1)	(6.1)	(0.8)
Uncertain tax position liability at the end of the year	$28.0	$32.8	$45.6

The Company’s liability for unrecognized tax benefits totaled $28.0 million and $32.8 million at December 31, 2022 and 2021, respectively. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $28.0 million and $32.8 million impact on the Company’s reported income tax expense in 2022 and 2021, respectively.

As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. The Company’s accrued interest and penalties related to uncertain tax positions were $6.9 million, $6.1 million and $7.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than those which have been provided by the Company. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $5.7 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

There can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Tribune acquired entities are currently undergoing federal audits for tax periods including 2014–2015 and 2018–2019. Protective claims for refund have been filed for 2013, 2016 and 2017 to keep the periods open for specific issues relating to the potential Cubs resolution. Nexstar is subject to U.S. federal tax examinations for years after 2018. The Company currently has various state income tax returns in the process of examination or administrative appeal. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. Generally, the Company is subject to state tax examination for years after 2017 and any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination.

The Company has gross federal and state income tax NOL carryforwards of $165.7 million and $153.7 million, respectively, which are available to reduce future taxable income if utilized before their expiration. A valuation allowance has been recorded against $134.3 million of federal NOLs and $71.7 million of state NOLs attributable to one of the consolidated VIEs. The federal NOLs expire through 2037 if not utilized. Federal NOLs generated after 2017 carry forward indefinitely. State NOLs will expire through 2041 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. As of December 31, 2022, the Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds are no longer “necessary in the public interest as a result of competition.” The FCC’s two most recent quadrennial reviews—those for 2010 and 2014—were eventually consolidated into a single proceeding that involved extensive litigation, an agency reconsideration and multiple court appeals, culminating in an April 1, 2021 decision by the U.S. Supreme Court which upheld the FCC’s elimination or relaxation of several rules. The 2018 quadrennial review, which the FCC commenced in December 2018, remains pending, and the FCC has solicited and received comments to update the record of that proceeding in the wake of the Supreme Court’s decision. Notwithstanding the pendency of the 2018 review, in December 2022 the FCC commenced its 2022 quadrennial review proceeding. Additionally, the FCC has an open proceeding to review the national television station ownership limit. Thus, the media ownership rules are subject to change as a result of current and future quadrennial reviews and in other proceedings.

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

Note 16: Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2022 (in millions):

2023	$193.5
2024	23.5
2025	3.4
2026	1.2
2027	-
Thereafter	-
$221.6

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of December 31, 2022, Mission had a maximum commitment of $371.3 million under its amended credit agreement, of which $357.8 million principal balance of debt was outstanding.

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

Collective Bargaining Agreements

As of December 31, 2022, certain technical, production and news employees at 21 of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

The parties are in the discovery phase of litigation. The Court has not yet set a trial date. Nexstar and Tribune deny all allegations against them and will defend their advertising practices.

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

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of December 31, 2022, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $15.6 million and are estimated to be sufficient to satisfy such obligations.

As of December 31, 2022, all but three proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. Those claims were resolved with Bankruptcy Court approval in January 2023. The amount of such resolution did not exceed the restricted cash and cash equivalents held by Tribune to satisfy remaining claim obligations described above. In the event any additional claims were to be allowed that exceeded the amount of restricted cash and cash equivalents held by Tribune, Tribune would be required to satisfy the allowed claims from its cash on hand from operations.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2022 would be approximately $158.0 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

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

A bench trial in the U.S. Tax Court took place between October 28, 2019 and November 8, 2019, and closing arguments took place on December 11, 2019. The Tax Court issued a separate opinion on January 6, 2020 holding that the IRS satisfied the procedural requirements for the imposition of the gross valuation misstatement penalty. The judge deferred any litigation of the penalty until a final determination was reached by the Tax Court or Court of Appeals.

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal.

As of December 31, 2022, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $16.0 million increase in its federal and state taxes payable and a $70.0 million increase in deferred income tax liability as of December 31, 2022. In accordance with ASC Topic 740, the Company has reflected $11.0 million for certain contested issues in its liability for uncertain tax positions at December 31, 2022 and December 31, 2021.

Note 17: Segment Data

The Company’s reportable broadcast segment includes (i) television stations and related community focused websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) NewsNation, a national cable news network, (iii) two owned and operated digital multicast networks and other multicast network services, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) operating Nexstar’s recently acquired The CW (see Note 3), (ii) digital businesses, (iii) corporate functions, (iv) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, and (v) eliminations.

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

Segment financial information is included in the following tables for the periods presented (in millions):

	Years Ended December 31,
Net revenue	2022	2021	2020
Broadcast	$5,032.9	$4,533.8	$4,410.5
Other	173.7	106.8	81.5
Corporate (unallocated)	4.4	7.8	9.3
Total net revenue	$5,211.0	$4,648.4	$4,501.3

	Years Ended December 31,
Operating income (loss)	2022	2021	2020
Broadcast segment profit	$2,165.9	$1,741.5	$1,823.8
Other segments (loss) profit	(82.9)	15.5	5.1
Corporate (unallocated)	(189.8)	(168.3)	(147.4)
Depreciation and amortization expense	(469.2)	(467.5)	(427.4)
Goodwill and other long-lived asset impairments	(132.9)	(23.0)	-
Payments for broadcast rights, net of amortization	22.7	46.3	56.1
Reimbursement from the FCC related to station repack	2.8	19.7	57.3
Gain on disposal of stations and business units, net	-	2.8	7.5
Miscellaneous, net	(4.5)	8.4	0.4
Income from operations	$1,312.1	$1,175.4	$1,375.4

	As of December 31,
Assets	2022	2021
Broadcast (1)	$11,635.2	$12,038.8
Other	496.8	333.5
Corporate (unallocated)	546.9	892.2
	$12,678.9	$13,264.5

(1)
While the Company’s investment in TV Food Network ($1.099 billion at December 31, 2022 and $1.191 billion at December 31, 2021) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 6.

	As of December 31,
Goodwill	2022	2021
Broadcast	$2,872.6	$2,872.6
Other	88.2	179.0
	$2,960.8	$3,051.6

The following table presents the disaggregation of the Company’s revenue under ASC 606 for the periods presented (in millions).

Year Ended December 31, 2022	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$1,691.7	$26.6	$-	$1,718.3
Political advertising	505.6	-	-	505.6
Distribution	2,553.4	20.1	(2.2)	2,571.3
Digital	240.3	124.3	-	364.6
Other	41.9	2.7	6.6	51.2
Total net revenue	$5,032.9	$173.7	$4.4	$5,211.0

Year Ended December 31, 2021	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$1,761.7	$-	$-	$1,761.7
Political advertising	45.2	-	-	45.2
Distribution	2,472.2	-	0.7	2,472.9
Digital	215.8	106.8	-	322.6
Other	38.9	-	7.1	46.0
Total net revenue	$4,533.8	$106.8	$7.8	$4,648.4

Year Ended December 31, 2020	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$1,571.1	$-	$-	$1,571.1
Political advertising	507.6	-	-	507.6
Distribution	2,149.5	-	3.1	2,152.6
Digital	141.9	81.5	-	223.4
Other	40.4	-	6.2	46.6
Total net revenue	$4,410.5	$81.5	$9.3	$4,501.3

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the years ended December 31, 2022, 2021 and 2020, revenues from these sources for two of the Company’s customers exceeded 10%. In 2022, each of these customers represented approximately 10%, and 11%, respectively, of the Company’s consolidated net revenues. In 2021, each of these customers represented approximately 12%, and 13%, respectively, of the Company’s consolidated net revenues. In 2020, each of these customers represented approximately 11% of the Company’s consolidated net revenues.

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

Note 18: Valuation and Qualifying Accounts

Allowance for Credit Losses Rollforward (in millions):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2022	$23.1	$4.8	$(9.5)	$18.4
Year Ended December 31, 2021	34.9	9.7	(21.5)	23.1
Year Ended December 31, 2020	17.2	30.0	(12.3)	34.9

(1)
Uncollectible accounts written off, net of recoveries.

Note 19: Subsequent Events

On January 26, 2023, Nexstar’s board of directors declared a quarterly cash dividend of $1.35 per share on its outstanding common stock. The dividend was paid on February 24, 2023 to stockholders of record on February 10, 2023.

From January 1 to February 27, 2023, we repurchased 171,208 shares of our common stock for $32.9 million, funded by cash on hand. As of the date of filing this Annual Report on Form 10-K, the remaining available amount under the share repurchase authorization was $1.225 billion. From January 1 to February 27, 2023, in connection with the vesting of restricted stock units, we issued 130,808 shares of our common stock, net of any shares withheld for taxes.