Form 10-Q
period 2023-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2023-05-09
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 35,856,653 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$413	$204
Restricted cash and cash equivalents	14	16
Accounts receivable, net of allowance for doubtful accounts of $19 and $18, respectively	1,008	1,080
Broadcast rights	183	194
Prepaid expenses and other current assets	80	121
Total current assets	1,698	1,615
Property and equipment, net	1,256	1,262
Goodwill	2,961	2,961
FCC licenses	2,910	2,910
Network affiliation agreements, net	1,824	1,871
Other intangible assets, net	537	563
Investments	919	1,119
Other noncurrent assets, net	359	378
Total assets(1)	$12,464	$12,679
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$124	$124
Accounts payable	207	198
Broadcast rights payable	128	151
Accrued expenses	305	319
Operating lease liabilities	50	50
Other current liabilities	50	51
Total current liabilities	864	893
Debt	6,799	6,827
Deferred tax liabilities	1,593	1,606
Other noncurrent liabilities	555	584
Total liabilities(1)	9,811	9,910
Commitments and contingencies (Note 13)
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2023 and December 31, 2022	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 35,983,561 shares outstanding as of March 31, 2023 and 47,282,823 shares issued, 36,810,186 shares outstanding as of December 31, 2022	-	-
Additional paid-in capital	1,275	1,288
Accumulated other comprehensive income	27	27
Retained earnings	3,094	3,033
Treasury stock - at cost; 11,299,262 and 10,472,637 shares as of March 31, 2023 and December 31, 2022, respectively	(1,772)	(1,607)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,624	2,741
Noncontrolling interests	29	28
Total stockholdersʼ equity	2,653	2,769
Total liabilities and stockholdersʼ equity	$12,464	$12,679

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of March 31, 2023 and December 31, 2022 include certain assets held by consolidated VIEs of $302 million and $304 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of March 31, 2023 and December 31, 2022 include certain liabilities of consolidated VIEs of $153 million and $148 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net revenue	$1,257	$1,210
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	538	490
Selling, general and administrative expenses, excluding depreciation and amortization	266	248
Depreciation and amortization expense	249	145
Other	-	(2)
Total operating expenses	1,053	881
Income from operations	204	329
Income from equity method investments, net	25	38
Interest expense, net	(107)	(69)
Pension and other postretirement plans credit, net	9	11
Other expenses, net	(1)	(5)
Income before income taxes	130	304
Income tax expense	(42)	(52)
Net income	88	252
Net loss attributable to noncontrolling interests	23	-
Net income attributable to Nexstar Media Group, Inc.	$111	$252

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$3.03	$6.15
Diluted	$2.97	$5.99

Weighted average number of common shares outstanding:
Basic (in thousands)	36,718	40,945
Diluted (in thousands)	37,448	41,984

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 and 2022

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2022	47,282,823	$-	$1,288	$3,033	$27	(10,472,637)	$(1,607)	$28	$2,769
Purchase of treasury stock	-	-	-	-	-	(1,019,940)	(176)	-	(176)
Stock-based compensation expense	-	-	14	-	-	-	-	-	14
Vesting of restricted stock units and exercise of stock options	-	-	(27)	-	-	193,315	11	-	(16)
Dividends declared on common stock ($1.35 per share)	-	-	-	(50)	-	-	-	-	(50)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	24	24
Net income (loss)	-	-	-	111	-	-	-	(23)	88
Balances as of March 31, 2023	47,282,823	$-	$1,275	$3,094	$27	(11,299,262)	$(1,772)	$29	$2,653

Balances as of December 31, 2021	47,291,463	$-	$1,311	$2,204	$141	(6,534,034)	$(807)	$7	$2,856
Purchase of treasury stock	-	-	-	-	-	(917,923)	(158)	-	(158)
Stock-based compensation expense	-	-	13	-	-	-	-	-	13
Vesting of restricted stock units and exercise of stock options	-	-	(55)	-	-	796,198	51	-	(4)
Dividends declared on common stock ($0.90 per share)	-	-	-	(37)	-	-	-	-	(37)
Other	-	-	-	-	-	-	-	(1)	(1)
Net income (loss)	-	-	-	252	-	-	-	-	252
Balances as of March 31, 2022	47,291,463	$-	$1,269	$2,419	$141	(6,655,759)	$(914)	$6	$2,921

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$88	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	249	145
Stock-based compensation expense	14	13
Deferred income taxes	(13)	(8)
Payments for broadcast rights	(142)	(33)
Income from equity method investments, net	(25)	(38)
Distribution from equity method investments - return on capital	226	193
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	72	4
Prepaid and other current assets	(11)	1
Accounts payable	19	(21)
Accrued expenses and other current liabilities	(24)	(38)
Income tax payable	52	57
Other noncurrent liabilities	(13)	(14)
Other	2	6
Net cash provided by operating activities	494	519
Cash flows from investing activities:
Purchases of property and equipment	(36)	(29)
Other investing activities, net	-	7
Net cash used in investing activities	(36)	(22)
Cash flows from financing activities:
Repayments of long-term debt	(31)	(160)
Purchase of treasury stock	(176)	(158)
Common stock dividends paid	(50)	(37)
Contribution from noncontrolling interests	24	-
Cash paid for shares withheld for taxes	(15)	(10)
Proceeds from exercise of stock options	-	6
Other financing activities, net	(3)	(3)
Net cash used in financing activities	(251)	(362)
Net increase in cash, cash equivalents and restricted cash	207	135
Cash, cash equivalents and restricted cash at beginning of period	220	207
Cash, cash equivalents and restricted cash at end of period	$427	$342
Supplemental information:
Interest paid	$107	$78
Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$15	$5
Right-of-use assets obtained in exchange for operating lease obligations	$4	$21

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of March 31, 2023, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of March 31, 2023, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns a 75.0% ownership in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”), NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include more than 140 local websites and 280 mobile applications, 22 connected television applications, six free ad-supported television channels representing products of our local television stations, The CW, NewsNationNow, The Hill and BestReviews, and a suite of advertiser solutions.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar, subsidiaries consolidated through voting interests and the accounts of VIEs for which we are the primary beneficiary (see “Variable Interest Entities” section below). Noncontrolling interests represent the minority owners’ share in profit or loss and equity of The CW and the VIE owners’ share in profit or loss and equity in the consolidated VIEs. Noncontrolling interests are presented as a component separate from Nexstar’s stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Stockholders’ Equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for credit losses, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of March 31, 2023, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2022. The balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2023 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$6	$6
Accounts receivable, net	19	26
Prepaid expenses and other current assets	11	6
Total current assets	36	38
Property and equipment, net	60	59
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	74	76
Other noncurrent assets, net	72	80
Total assets	$593	$604

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	39	30
Total current liabilities	42	33
Debt	352	353
Deferred tax liabilities	35	35
Other noncurrent liabilities	81	85
Total liabilities	$510	$506

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	March 31, 2023	December 31, 2022
Current assets	$4	$4
Property and equipment, net	11	11
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	24	26
Other noncurrent assets, net	1	1
Total assets	$302	$304

Current liabilities	$37	$28
Noncurrent liabilities	116	120
Total liabilities	$153	$148

Non-Consolidated VIE

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”) which continues through December 31, 2023. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee to Cunningham based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. Nexstar has determined that it has a variable interest in WYZZ. Nexstar has also evaluated its arrangement with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated WYZZ under authoritative guidance related to the consolidation of VIEs. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham. Cunningham does not guarantee Nexstar’s debt.

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

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding – basic	36,718	40,945
Dilutive effect of equity incentive plan instruments	730	1,039
Weighted average shares outstanding – diluted	37,448	41,984

During the three months ended March 31, 2023 and 2022, no stock options and restricted stock units were excluded from the calculation of diluted earnings per share.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The accounting update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this accounting update for interim periods and fiscal year beginning on January 1, 2023 and the adoption did not impact its Condensed Consolidated Financial Statements.

Note 3: Intangible Assets and Goodwill

The Company’s definite-lived intangible assets consisted of the following (dollars in millions):

	Estimated	March 31, 2023			December 31, 2022
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125	$(1,301)	$1,824	$3,125	$(1,254)	$1,871
Other definite-lived intangible assets	1-20	1,081	(544)	537	1,077	(514)	563
Definite-lived intangible assets		$4,206	$(1,845)	$2,361	$4,202	$(1,768)	$2,434

The following table presents the Company’s estimate of amortization expense for the remainder of 2023, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2023 (in millions):

Remainder of 2023	$226
2024	294
2025	289
2026	265
2027	252
2028	238
Thereafter	797
$2,361

The amounts recorded to goodwill and FCC licenses were as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2022	$3,141	$(180)	$2,961	$2,958	$(48)	$2,910
Balances as of March 31, 2023	$3,141	$(180)	$2,961	$2,958	$(48)	$2,910

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2023, the Company did not identify events that would trigger impairment assessments.

Note 4: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Equity method investments	$916	$1,115
Other equity investments	3	4
Total investments	$919	$1,119

Equity Method Investments

During the three months ended March 31, 2023 and 2022, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three months ended March 31, 2023 and 2022, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Income from equity method investments, net, before amortization of basis difference	$43	$56
Amortization of basis difference	(18)	(18)
Income from equity method investments, net	$25	$38

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

Investment in TV Food Network

Nexstar acquired its 31.3% equity investment in TV Food Network through its acquisition of Tribune Media Company (“Tribune”) on September 19, 2019. Nexstar’s partner in TV Food Network is Warner Bros. Discovery, Inc., (“WBD”), which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership.

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

As of March 31, 2023, Nexstar’s investment in TV Food Network had a book value of $899 million, compared to $1,099 million as of December 31, 2022.

As of March 31, 2023 and December 31, 2022, Nexstar had a remaining share in amortizable basis difference of $449 million and $467 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of March 31, 2023 had a remaining useful life of approximately 6.5 years. As of March 31, 2023, Nexstar’s share in the basis difference related to the investee’s goodwill was $500 million (no change in 2023).

Nexstar had the following transactions related to its investment in TV Food Network during the three months ended March 31, 2023 and 2022, respectively:

•
received cash distributions totaling $225 million and $193 million,
•
recognized share in TV Food Network’s net income of $43 million and $56 million, and
•
recorded amortization of basis difference (expense) of $18 million each in both periods.

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Net revenue	$285	$324
Costs and expenses	152	146
Income from operations	133	178
Net income	138	179
Net income attributable to Nexstar Media Group, Inc.	43	56

Note 5: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Compensation and related taxes	$78	$113
Interest payable	53	56
Network affiliation fees	82	50
Other	92	100
	$305	$319

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension and other postretirement benefit plans (“OPEB”) (in millions):

	Pension Benefit Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Interest cost	$21	$12	$-	$-
Expected return on plan assets	(28)	(23)	-	-
Amortization of net gain	(2)	-	-	-
Net periodic benefit credit	$(9)	$(11)	$-	$-

During the three months ended March 31, 2023, Nexstar did not make contributions to its qualified pension benefit plans. Nexstar does not anticipate it will be required to make contributions to such pension benefit plans in 2023.

Note 7: Debt

Long-term debt consisted of the following (dollars in millions):

	March 31, 2023	December 31, 2022
Nexstar
Term Loan A, due June 2027	$2,334	$2,364
Term Loan B, due September 2026	1,561	1,561
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Term Loan B, due June 2028	295	296
Revolving loans, due June 2027	62	62
Total outstanding principal	6,966	6,997
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	(8)	(8)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	(31)	(33)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	4	4
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(6)	(7)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(2)	(2)
Total outstanding debt	6,923	6,951
Less: current portion	(124)	(124)
Long-term debt, net of current portion	$6,799	$6,827

Nexstar’s outstanding term loans are governed by Nexstar credit agreement and Mission’s outstanding term loans and revolving loans are governed by Mission credit agreement (also herein referred to as senior secured credit facility). Nexstar’s senior unsecured notes are governed by the indentures.

2023 Activities

During the three months ended March 31, 2023, Nexstar repaid scheduled principal maturities of $30 million of its term loans.

Unused Commitments and Borrowing Availability

The Company had $529 million (net of outstanding standby letters of credit of $20 million) and $14 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2023. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2023, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s senior secured credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, the other assets of consolidated VIEs unavailable to creditors of Nexstar (see Note 2) and the assets of The CW. Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Mission is a guarantor of Nexstar’s senior secured credit facility, Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2023, Nexstar was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one to 91 years, some of which may include options to extend the leases from 2 years to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of March 31, 2023 were not material.

Supplemental balance sheet information related to operating leases were as follows (in millions, except lease term and discount rate):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Operating lease right-of-use assets, net	Other noncurrent assets, net	$273	$288
Current operating lease liabilities	Operating lease liabilities	$50	$50
Noncurrent operating lease liabilities	Other noncurrent liabilities	$229	$238

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		5.1%	5.1%

Operating lease expense for the three months ended March 31, 2023 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended March 31, 2022 was $15 million, of which $7 million and $8 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $16 million and $14 million for the three months ended March 31, 2023 and 2022, respectively.

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows (in millions):

Operating Leases
Remainder of 2023	$47
2024	59
2025	45
2026	36
2027	26
2028	23
Thereafter	113
Total future minimum lease payments	349
Less: imputed interest	(70)
Total	$279

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s long-term debt that are not measured at fair value on a recurring basis were as follows (dollars in millions):

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due June 2027(1)	$2,326	$2,293	$2,356	$2,275
Term Loan B, due September 2026(1)	1,530	1,559	1,528	1,555
5.625% Notes, due July 2027(2)	1,718	1,572	1,718	1,620
4.75% Notes, due November 2028(2)	994	873	993	880
Mission
Term Loan B, due June 2028(1)	293	295	294	291
Revolving loans due June 2027(1)	62	61	62	60

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

During the three months ended March 31, 2023, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 3 and 4 for additional information.

Note 10: Common Stock

On July 27, 2022, Nexstar’s board of directors approved a new share repurchase program authorizing Nexstar to repurchase up to an additional $1.5 billion of its common stock, of which $1.258 billion of capacity remained available as of December 31, 2022. During the three months ended March 31, 2023, Nexstar repurchased a total of 1,019,940 shares of its common stock for $175 million, funded by cash on hand, which were accounted for as treasury cost. As of March 31, 2023, the remaining available amount under the share repurchase authorization was $1.083 billion.

Share repurchases may be made from time to time in open market transactions, block trades or private transactions. There is no minimum number of shares that Nexstar is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

On January 27, 2023, Nexstar’s board of directors approved a 50% increase in its quarterly cash dividend to $1.35 per share of outstanding common stock beginning with the first quarter of 2023.

Note 11: Income Taxes

Income tax expense was $42 million for the three months ended March 31, 2023 compared to $52 million for the same period in 2022. The effective tax rates were 32.3% and 17.1% for each of the respective periods.

Nexstar reported a decrease in income tax benefit of $25 million attributable to excess benefit on stock options and restricted stock units exercised in 2022. This resulted in a 7.5% increase to the effective tax rate in 2023 compared to 2022. Changes in the valuation allowance resulted in an incremental income tax expense of $6 million, or a 4.3% increase to the effective tax rate in 2023. Other permanent differences including an adjustment for losses related to the minority interest in The CW resulted in a 2.4% increase to the effective rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer “necessary in the public interest as a result of competition.” The FCC’s two most recent quadrennial reviews—those for 2010 and 2014—were eventually consolidated into a single proceeding that involved extensive litigation, an agency reconsideration and multiple court appeals, culminating in an April 1, 2021 decision by the U.S. Supreme Court which upheld the FCC’s elimination or relaxation of several rules. The 2018 quadrennial review, which the FCC commenced in December 2018, remains pending, and the FCC has solicited and received comments to update the record of that proceeding in the wake of the Supreme Court’s decision. Notwithstanding the pendency of the 2018 review, in December 2022 the FCC commenced its 2022 quadrennial review proceeding. Public comments in that proceeding were filed in March 2023. Additionally, the FCC has an open proceeding to review the national television station ownership limit. Thus, the media ownership rules are subject to change as a result of current and future quadrennial reviews and in other proceedings.

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

Certain online video distributors (“OVDs”) have successfully or unsuccessfully sought to stream broadcast programming over the internet. In 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate federal copyright law. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. The proceeding remains open. Although the FCC has not classified OVDs as MVPDs to date, various OVDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.

Note 13: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of March 31, 2023, Mission had a maximum commitment of $371 million under its amended credit agreement, of which $357 million principal balance of debt was outstanding.

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

Local TV Advertising Antitrust Litigation— On March 16, 2018, a group of companies including Nexstar and Tribune (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the Department of Justice (“DOJ”) regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some DMAs in alleged violation of federal antitrust law. Without admitting any wrongdoing, some Defendants, including Tribune, entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The consent decree was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019. The consent decree, which settles claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar and Tribune agreed not to exchange certain non-public information with other stations operating in the same DMA except in certain cases, and to implement certain antitrust compliance measures and monitor and report on compliance with the consent decree.

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

As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Amounts and payment terms for these claims, if applicable, were established in the Plan. The Plan requires Tribune to reserve cash in amounts sufficient to make certain additional payments that may become due and owing pursuant to the Plan subsequent to the Effective Date. As of March 31, 2023, restricted cash and cash equivalents held by Tribune to satisfy the remaining claim obligations were $14.0 million and are estimated to be sufficient to satisfy such obligations.

As of March 31, 2023, all but three proofs of claim against the Debtors had been withdrawn, expunged, settled or otherwise satisfied. Those claims were resolved with Bankruptcy Court approval in January 2023. The amount of such resolution did not exceed the restricted cash and cash equivalents held by Tribune to satisfy remaining claim obligations described above. In the event any additional claims were to be allowed that exceeded the amount of restricted cash and cash equivalents held by Tribune, Tribune would be required to satisfy the allowed claims from its cash on hand from operations.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through March 31, 2023 would be approximately $166 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar following Nexstar’s merger with Tribune. Nexstar disagrees with the IRS’s position that the Chicago Cubs Transactions generated taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $154 million of tax payments prior to its merger with Nexstar.

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

As of March 31, 2023, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent years is not material to the Company’s accounting for uncertain tax positions or to its Condensed Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $16 million increase in its federal and state taxes payable and a $70 million increase in deferred income tax liability as of March 31, 2023. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at March 31, 2023 and December 31, 2022.

Note 14: Segment Data

The Company’s reportable broadcast segment includes (i) television stations and related local websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) NewsNation, a national cable news network, (iii) two owned and operated digital multicast networks and other multicast network services, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) The CW, (ii) digital businesses focused on the national marketplace, (iii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (vi) corporate functions, and (v) eliminations.

The Company evaluates the performance of its operating segments based on net revenue and segment profit. Segment profit (loss) excludes depreciation and amortization (but includes payments for broadcast rights), impairment charges, gain on disposal of assets and certain other items that are included in income from continuing operations determined in accordance with U.S. GAAP.

Segment financial information is included in the following tables for the periods presented (in millions):

	Three Months Ended March 31,
Net revenue	2023	2022
Broadcast	$1,178	$1,184
Other	81	24
Corporate (unallocated)	(2)	2
Total net revenue	$1,257	$1,210

	Three Months Ended March 31,
Operating income (loss)	2023	2022
Broadcast segment profit	$447	$482
Other segments (loss) profit	(63)	1
Corporate (unallocated)	(45)	(45)
Depreciation and amortization expense	(249)	(145)
Payments for broadcast rights	142	33
Loss attributable to noncontrolling owners of a segment	(21)	-
Miscellaneous, net	(7)	3
Income from operations	$204	$329

Assets	March 31, 2023	December 31, 2022
Broadcast(1)	$11,287	$11,635
Other	489	497
Corporate (unallocated)	688	547
	$12,464	$12,679

Goodwill	March 31, 2023	December 31, 2022
Broadcast	$2,873	$2,873
Other	88	88
	$2,961	$2,961

(1)
While the Company’s investment in TV Food Network ($899 million at March 31, 2023 and $1,099 million at December 31, 2022) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 4.

The following tables present the disaggregation of the Company’s revenue under ASC 606 for the periods presented (in millions):

Three Months Ended March 31, 2023	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$392	$25	$-	$417
Political advertising	8	-	-	8
Distribution	713	18	(3)	728
Digital	56	36	-	92
Other	9	2	1	12
Total net revenue	$1,178	$81	$(2)	$1,257

Three Months Ended March 31, 2022	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$428	$-	$-	$428
Political advertising	24	-	-	24
Distribution	668	-	-	668
Digital	55	24	-	79
Other	9	-	2	11
Total net revenue	$1,184	$24	$2	$1,210

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three months ended March 31, 2023, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represented approximately 13% and 14% of the Company’s consolidated net revenues, respectively. During the three months ended March 31, 2022, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represented approximately 12% of the Company’s consolidated net revenues.

Advertising revenue (core, political and digital) is positively affected by national and local political campaigns and certain events such as the Olympic Games or the Super Bowl. Company stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when congressional and presidential elections occur and advertising is aired during the Olympic Games.

The Company receives compensation from MVPDs and OVDs in return for the consent to the retransmission of the signals of its television stations and the carriage of NewsNation. Distribution revenue is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Note 15: Subsequent Events

On April 28, 2023, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.35 per share of its common stock. The dividend is payable on May 26, 2023 to stockholders of record on May 12, 2023.

From April 1, 2023 to May 8, 2023, we repurchased 202,034 shares of our common stock for $35 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.048 billion.

From April 1, 2023 to May 8, 2023, in connection with stock option exercises and vesting of restricted stock units, Nexstar issued 75,126 shares of its common stock, net of any shares withheld for taxes.

On May 8, 2023, Nexstar announced that it agreed to acquire the assets of KUSI-TV, an independent television station serving the San Diego, California market, from McKinnon Broadcasting Company and Channel 51 of San Diego for $35 million plus a customary working capital adjustment. The proposed acquisition is expected to strengthen Nexstar’s local television broadcasting, news, and digital media platforms in San Diego, while presenting numerous opportunities for operating efficiencies. The proposed transaction, subject to regulatory and other customary approvals, is expected to close in 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

As used in this Quarterly Report on Form 10-Q and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned and majority owned subsidiaries, the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and the inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

Three Months Ended March 31, 2023 Highlights

•
Record first quarter net revenue of $1.26 billion increased 3.9% from prior year quarter.
•
On January 27, 2023, our board of directors approved a 50% increase in the quarterly cash dividend to $1.35 per share of outstanding common stock beginning with the first quarter of 2023.
•
During the first quarter of 2023, we returned approximately $225 million of capital to stockholders through repurchases of common stock of $175 million and dividends of $50 million, funded by cash on hand.
•
During the three months ended March 31, 2023, we repaid scheduled principal maturities of $30 million under our term loans.
•
Nexstar and The CW Network reached multi-year carriage agreements with YouTube.
•
Created a new advertising sales structure and hired a new leadership team led by Chief Revenue Officer Michael Strober to implement Nexstar’s new data and technology-driven, multi-platform strategy and accelerate the monetization of the Company’s platform.
•
Launched NextGen TV (ATSC 3.0) in three additional markets including San Francisco, CA, Des Moines, IA, and Rochester, NY.

Overview of Operations

As of March 31, 2023, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. We also own a 75.0% ownership interest in The CW, the fifth major broadcast network in the U.S., NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include more than 140 local websites, 280 mobile applications, 22 connected television applications, and six free-ad supported television channels representing products of our local television stations, The CW, NewsNation, The Hill, BestReviews, and a suite of advertising solutions.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes, due July 2027 and our 4.75% Notes, due November 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2023 and 2033) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Seasonality

Advertising revenue is positively affected by national and regional political election campaigns and certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when congressional and/or presidential elections occur and from advertising aired during the Olympic Games. As 2023 is not an election year, we expect a decrease in political advertising revenue to be reported in 2023 compared to 2022.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in millions) and each type of revenue as a percentage of total net revenue:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Core advertising	$417	33.2	$428	35.4
Political advertising	8	0.6	24	2.0
Distribution	728	57.9	668	55.2
Digital	92	7.3	79	6.5
Other	12	1.0	11	0.9
Total net revenue	$1,257	100.0	$1,210	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (dollars in millions) and each component of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
Net revenue	$1,257	100.0	$1,210	100.0
Operating expenses (income):
Direct operating expenses	538	42.8	490	40.5
Selling, general and administrative expenses, excluding corporate	218	17.3	201	16.6
Corporate expenses	48	3.8	47	3.8
Depreciation and amortization expense	249	19.9	145	12.0
Other	-	-	(2)	(0.1)
Total operating expenses	1,053		881
Income from operations	$204		$329

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy business units include those stations that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy business unit amounts presented in each quarter.

Revenue

Core advertising revenue was $417 million for the three months ended March 31, 2023, compared to $428 million for the same period in 2022, a decrease of $11 million, or 2.6%, primarily due to a weaker national advertising market and the absence of first quarter advertising revenue from the Olympics on our NBC affiliate stations, partially offset by an increase in advertising revenue from the Super Bowl airing on FOX where we have more FOX-affiliated stations versus NBC in the prior year. This decrease was also partially offset by incremental revenue from our acquisition of The CW (acquired on September 30, 2022) of $26 million. Excluding the impact of The CW, key categories driving the decrease were gaming/sports betting, radio/tv/cable/newspaper, medical/healthcare, insurance, and telecom partially offset by increases in automotive, home repair/manufacturing, attorneys, entertainment, and travel. Automotive, our largest advertiser category, represented approximately 15% and 15% of our core advertising revenue for the three months ended March 31, 2023 and 2022, respectively. Excluding The CW, automotive advertising revenues increased by approximately 12% during the quarter compared to 2022, primarily due to increase in advertising spending as automobile inventory available to be sold to costumers has increased.

Political advertising revenue was $8 million for the three months ended March 31, 2023, compared to $24 million for the same period in 2022, a decrease of $16 million, as 2023 is not an election year.

Distribution revenue was $728 million for the three months ended March 31, 2023, compared to $668 million for the same period in 2022, an increase of $60 million, or 9.0%. The increase was primarily due to renewals of contracts in 2022 providing for higher rates per subscriber and scheduled annual escalation of rates per subscriber, and the acquisition of The CW, partially offset by continued MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $92 million for the three months ended March 31, 2023, compared to $79 million for the same period in 2022, an increase of $13 million, or 16.5%, primarily due to incremental revenue from our acquisition of The CW (acquired on September 30, 2022).

Operating Expenses

Direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $756 million for the three months ended March 31, 2023, compared to $691 million for the same period in 2022, an increase of $65 million, or 9.4%. This was primarily due to an increase in cost related to incremental operating expenses from our acquisition of The CW (acquired on September 30, 2022), an increase in station programming costs due to network affiliation renewals and annual increases in network affiliation costs, and increased news programming at NewsNation and our local stations.

Corporate expenses, related to costs associated with the centralized management of our stations, were $48 million for the three months ended March 31, 2023, compared to $47 million for the same period in 2022, an increase of $1 million (no significant change).

Depreciation and amortization expense was $249 million for the three months ended March 31, 2023 compared to $145 million for the same period in 2022, an increase of $104 million, or 71.7%. Depreciation and amortization expense consists of the following:

•
Amortization of broadcast rights was $129 million for the three months ended March 31, 2023, compared to $28 million for the same period in 2022, an increase of $101 million, primarily due to an increase in cost related to incremental operating expenses from our acquisition of The CW (acquired on September 30, 2022) of $107 million.
•
Depreciation of property and equipment was $43 million for the three months ended March 31, 2023, compared to $39 million for the same period in 2022, an increase of $4 million (no significant change).
•
Amortization of intangible assets was $77 million for the three months ended March 31, 2023, compared to $78 million for the same period in 2022, a decrease of $1 million (no significant change).

Income from Equity Method Investments, net

Income from equity method investments, net was $25 million for the three months ended March 31, 2023, compared to $38 million for the same period in 2022, a decrease of $13 million, primarily due to a lower equity in TV Food Network’s net income of $13 million.

Interest Expense, net

Interest expense, net was $107 million for the three months ended March 31, 2023, compared to $69 million for the same period in 2022, an increase of $38 million, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 6.69% to 7.36% as of March 31, 2023, compared to interest rates ranging from 1.95% to 2.95% as of March 31, 2022. These interest rates were a mixture of SOFR plus CSA, or credit spread adjustment used to account for the difference between SOFR and LIBOR, plus applicable margin and U.S. LIBOR plus applicable margin in 2023 compared to U.S. LIBOR plus applicable margin only in 2022.

Pension and Other Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $9 million for the three months ended March 31, 2023, compared to $11 million for the same period in 2022, a decrease of $2 million (no significant change).

Income Taxes

Income tax expense was $42 million for the three months ended March 31, 2023 compared to $52 million for the same period in 2022. The effective tax rates were 32.3% and 17.1% for each of the respective periods.

Nexstar reported a decrease in income tax benefit of $25 million attributable to excess benefit on stock options and restricted stock units exercised in 2022. This resulted in a 7.5% increase to the effective tax rate in 2023 compared to 2022. Changes in the valuation allowance resulted in an incremental income tax expense of $6 million, or a 4.3% increase to the effective tax rate in 2023. Other permanent differences including an adjustment for losses related to the minority interest in The CW resulted in a 2.4% increase to the effective rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements and capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of March 31, 2023, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

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

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$494	$519
Net cash used in investing activities	(36)	(22)
Net cash used in financing activities	(251)	(362)
Net increase in cash, cash equivalents and restricted cash	$207	$135
Cash paid for interest	$107	$78

	As of March 31,	As of December 31,
	2023	2022
Cash, cash equivalents and restricted cash	$427	$220

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $25 million during the three months ended March 31, 2023, compared to the same period in 2022. This was primarily due to a decrease in operating income (excluding non-cash transactions) of $19 million, an increase in payments for broadcast rights of $109 million and higher interest payments of $29 million. These decreases were partially offset by sources of cash resulting from timing of accounts receivable collections of $62 million, timing of payments to our vendors of $42 million and an increase in distribution from our equity investment in TV Food Network of $33 million. The increase in payments for broadcast rights was due to incremental payments from our acquisition of The CW (acquired on September 30, 2022) of $115 million, partially offset by a decrease in payments for our syndicated programming of $6 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $36 million and $22 million during the three months ended March 31, 2023 and 2022, respectively.

In 2023 and 2022, we spent a total of $36 million and $29 million in capital expenditures, respectively.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $251 million and $362 million during the three months ended March 31, 2023 and 2022, respectively.

In 2023, we repaid scheduled principal maturities of $31 million of our term loans, paid dividends to our common stockholders of $50 million ($1.35 per share per quarter), repurchased common shares of $176 million and paid cash for taxes in exchange for shares of common stock withheld of $15 million resulting from net share settlements of certain stock-based compensation. These outflows were partially offset by the contribution from noncontrolling interests amounting to $24 million.

In 2022, we prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $150 million and made scheduled principal payments on our Term Loan A due 2024 of $9 million, paid dividends to our common stockholders of $37 million ($0.90 per share per quarter), repurchased common shares of $158 million and paid cash for taxes in exchange for shares of common stock withheld of $10 million resulting from net share settlements of certain stock-based compensation. These outflows were partially offset by the proceeds from the exercise of stock options during the year amounting to $6 million.

Subsequent Financing Activities

From April 1, 2023 to May 8, 2023, we repurchased 202,034 shares of our common stock for $35 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.048 billion.

On April 28, 2023, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.35 per share of its common stock. The dividend is payable on May 26, 2023 to stockholders of record on May 12, 2023.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Long-term debt

As of March 31, 2023, the Company had total outstanding debt of $6.923 billion, net of unamortized financing costs, discounts and premium, which represented 72.5% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of March 31,	As of December 31,
	2023	2022
Nexstar senior secured credit facility	$3,895	$3,925
Mission senior secured credit facility	357	358
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
	6,966	6,997
Less: Unamortized financing costs, discounts and premium, net	(43)	(46)
Total outstanding debt	$6,923	$6,951

Unused revolving loan commitments under senior secured credit facilities (1)	$542	$543

(1)
Based on covenant calculations as of March 31, 2023, all of the $529 million and $14 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2023 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Nexstar senior secured credit facility	$3,895	$91	$242	$3,562	$-
Mission senior secured credit facility	357	2	6	68	281
5.625% Notes, due July 2027	1,714	-	-	1,714	-
4.75% Notes, due November 2028	1,000	-	-	-	1,000
	$6,966	$93	$248	$5,344	$1,281

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

The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. Any adverse impact of the COVID-19 pandemic or any future adverse economic conditions, including those resulting from heightened and sustained inflation and higher interest rates, could adversely affect our future operating results and cash flows and may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of March 31, 2023, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 for a period of at least the next 12 months from March 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2023, we have outstanding standby letters of credit with various financial institutions amounting to $20 million, of which $17 million was in support of the worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Issuer and Guarantor Summarized Financial Information

Nexstar Media Inc. (the “Issuer”) is the issuer of 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028. These notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar Media Group, Inc. (“Parent”), Mission (a consolidated VIE) and the Subsidiary Guarantors (as defined below). The Issuer, Subsidiary Guarantors, Parent and Mission are collectively referred to as the “Obligor Group” for the 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028. “Subsidiary Guarantors” refers to certain of the Issuer’s restricted subsidiaries (excluding The CW) that guarantee these notes. The guarantees of the notes are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes, due July 2027 and the 4.75% Notes, due November 2028. The 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 are not registered with the SEC.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	March 31, 2023	December 31, 2022
Current assets – external(1)	$1,445	$1,358
Current assets – due from consolidated entities outside of Obligor Group	41	39
Total current assets	$1,486	$1,397
Noncurrent assets – external(1)(2)	9,657	9,748
Noncurrent assets – due from consolidated entities outside of Obligor Group	75	74
Total noncurrent assets	$9,732	$9,822
Total current liabilities(1)	$744	$742
Total noncurrent liabilities(1)	$8,929	$8,994
Noncontrolling interests	$-	$-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW.
(2)
Excludes Issuer’s equity investments of $919 million and $1,119 million as of March 31, 2023 and December 31, 2022, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 4 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Three Months Ended
March 31, 2023
Net revenue – external	$1,197
Net revenue – from consolidated entities outside of Obligor Group	5
Total net revenue	1,202
Costs and expenses – external	904
Costs and expenses – to consolidated entities outside of Obligor Group	8
Total costs and expenses	912
Income from operations	$290
Net income	$148
Net income attributable to Obligor Group	$148
Income from equity method investments, net	$25

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Management believes that as of March 31, 2023, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 6.69% to 7.36% as of March 31, 2023, which represent (i) the base rate, the SOFR or the US LIBOR plus (ii) a credit spread adjustment in the case of SOFR-based loans, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of March 31, 2023, an increase in each of SOFR and US LIBOR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $43 million (excluding tax effects). A decrease in each of SOFR and US LIBOR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $43 million (excluding tax effects). Our 5.625% Notes due July 2027 and 4.75% Notes due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2023, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Based upon that evaluation, Nexstar’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that as of the end of the period covered by this report, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2023, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2022, Nexstar’s board of directors approved a new share repurchase program authorizing Nexstar to repurchase up to an additional $1.5 billion of its common stock, of which $1.258 billion of capacity remained available as of December 31, 2022. During the three months ended March 31, 2023, Nexstar repurchased a total of 1,019,940 shares of its common stock for $175 million, funded by cash on hand, which were accounted for as treasury cost. As of March 31, 2023, the remaining available amount under the share repurchase authorization was $1.083 billion.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended March 31, 2023 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 5 - 31, 2023	97,199	$184.94	97,199	$1,240
February 1 - 22, 2023	74,009	$202.18	74,009	1,225
March 7 to 31, 2023	848,732	$167.21	848,732	1,083
	1,019,940	$171.44	1,019,940

From April 1, 2023 to May 8, 2023, we repurchased 202,034 shares of our common stock for $35 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.048 billion.

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

Dated: May 9, 2023