Form 10-Q
period 2023-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2023-08-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 35,082,594 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$346	$204
Restricted cash and cash equivalents	14	16
Accounts receivable, net of allowance for credit losses of $18 and $18, respectively	944	1,080
Broadcast rights	114	194
Prepaid expenses and other current assets	155	121
Total current assets	1,573	1,615
Property and equipment, net	1,267	1,262
Goodwill	2,961	2,961
FCC licenses	2,910	2,910
Network affiliation agreements, net	1,777	1,871
Other intangible assets, net	510	563
Investments	927	1,119
Other noncurrent assets, net	385	378
Total assets(1)	$12,310	$12,679
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$124	$124
Accounts payable	127	198
Broadcast rights payable	125	151
Accrued expenses	333	319
Operating lease liabilities	49	50
Other current liabilities	78	51
Total current liabilities	836	893
Debt	6,771	6,827
Deferred tax liabilities	1,586	1,606
Other noncurrent liabilities	554	584
Total liabilities(1)	9,747	9,910
Commitments and contingencies (Note 13)
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2023 and December 31, 2022	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 35,381,400 shares outstanding as of June 30, 2023 and 47,282,823 shares issued, 36,810,186 shares outstanding as of December 31, 2022	-	-
Additional paid-in capital	1,263	1,288
Accumulated other comprehensive income	27	27
Retained earnings	3,142	3,033
Treasury stock - at cost; 11,901,423 and 10,472,637 shares as of June 30, 2023 and December 31, 2022, respectively	(1,889)	(1,607)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,543	2,741
Noncontrolling interests	20	28
Total stockholdersʼ equity	2,563	2,769
Total liabilities and stockholdersʼ equity	$12,310	$12,679

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of June 30, 2023 and December 31, 2022 include certain assets held by consolidated VIEs of $304 million and $304 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of June 30, 2023 and December 31, 2022 include certain liabilities of consolidated VIEs of $148 million and $148 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue	$1,240	$1,245	$2,497	$2,455
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	537	502	1,075	992
Selling, general and administrative expenses, excluding depreciation and amortization	262	266	528	514
Depreciation and amortization expense	262	143	511	288
Other	-	-	-	(2)
Total operating expenses	1,061	911	2,114	1,792
Income from operations	179	334	383	663
Income from equity method investments, net	32	36	57	74
Interest expense, net	(111)	(76)	(218)	(145)
Pension and other postretirement plans credit, net	10	11	19	22
Other expenses, net	-	(7)	(1)	(12)
Income before income taxes	110	298	240	602
Income tax expense	(35)	(72)	(77)	(124)
Net income	75	226	163	478
Net loss attributable to noncontrolling interests	21	1	44	1
Net income attributable to Nexstar Media Group, Inc.	$96	$227	$207	$479

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$2.68	$5.66	$5.71	$11.80
Diluted	$2.64	$5.56	$5.61	$11.54

Weighted average number of common shares outstanding:
Basic (in thousands)	35,788	40,203	36,250	40,572
Diluted (in thousands)	36,314	40,928	36,878	41,454

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2023 and 2022

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of March 31, 2023	47,282,823	$-	$1,275	$3,094	$27	(11,299,262)	$(1,772)	$29	$2,653
Purchase of treasury stock	-	-	-	-	-	(857,843)	(142)	-	(142)
Stock-based compensation expense	-	-	13	-	-	-	-	-	13
Vesting of restricted stock units and exercise of stock options	-	-	(25)	-	-	255,682	25	-	-
Dividends declared on common stock ($1.35 per share)	-	-	-	(48)	-	-	-	-	(48)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	12	12
Net income (loss)	-	-	-	96	-	-	-	(21)	75
Balances as of June 30, 2023	47,282,823	$-	$1,263	$3,142	$27	(11,901,423)	$(1,889)	$20	$2,563

Balances as of March 31, 2022	47,291,463	$-	$1,269	$2,419	$141	(6,655,759)	$(914)	$6	$2,921
Purchase of treasury stock	-	-	-	-	-	(1,454,612)	(248)	-	(248)
Stock-based compensation expense	-	-	13	-	-	-	-	-	13
Vesting of restricted stock units and exercise of stock options	-	-	(24)	-	-	242,800	22	-	(2)
Dividends declared on common stock ($0.90 per share)	-	-	-	(36)	-	-	-	-	(36)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(5)	(5)
Net income (loss)	-	-	-	227	-	-	-	(1)	226
Balances as of June 30, 2022	47,291,463	$-	$1,258	$2,610	$141	(7,867,571)	$(1,140)	$-	$2,869

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2023 and 2022

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2022	47,282,823	$-	$1,288	$3,033	$27	(10,472,637)	$(1,607)	$28	$2,769
Purchase of treasury stock	-	-	-	-	-	(1,877,783)	(318)	-	(318)
Stock-based compensation expense	-	-	27	-	-	-	-	-	27
Vesting of restricted stock units and exercise of stock options	-	-	(52)	-	-	448,997	36	-	(16)
Dividends declared on common stock ($2.70 per share)	-	-	-	(98)	-	-	-	-	(98)
Contribution from noncontrolling interests	-	-	-	-		-	-	36	36
Net income (loss)	-	-	-	207	-	-	-	(44)	163
Balances as of June 30, 2023	47,282,823	$-	$1,263	$3,142	$27	(11,901,423)	$(1,889)	$20	$2,563

Balances as of December 31, 2021	47,291,463	$-	$1,311	$2,204	$141	(6,534,034)	$(807)	$7	$2,856
Purchase of treasury stock	-	-	-	-	-	(2,372,535)	(406)	-	(406)
Stock-based compensation expense	-	-	26	-	-	-	-	-	26
Vesting of restricted stock units and exercise of stock options	-	-	(79)	-	-	1,038,998	73	-	(6)
Dividends declared on common stock ($1.80 per share)	-	-	-	(73)	-	-	-	-	(73)
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(6)	(6)
Net income (loss)	-	-	-	479	-	-	-	(1)	478
Balances as of June 30, 2022	47,291,463	$-	$1,258	$2,610	$141	(7,867,571)	$(1,140)	$-	$2,869

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$163	$478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	511	288
Stock-based compensation expense	27	26
Deferred income taxes	(20)	(14)
Payments for broadcast rights	(218)	(66)
Income from equity method investments, net	(57)	(74)
Unrealized loss on equity investments measured at fair value	-	6
Distribution from equity method investments – return on capital	251	224
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	136	70
Prepaid and other current assets	(3)	6
Other noncurrent assets	(24)	-
Accounts payable	(63)	(71)
Accrued expenses and other current liabilities	27	(7)
Income tax payable	(24)	(41)
Other noncurrent liabilities	(25)	(26)
Other	(2)	10
Net cash provided by operating activities	679	809
Cash flows from investing activities:
Purchases of property and equipment	(77)	(63)
Proceeds from sale of real estate and other assets	-	45
Other investing activities, net	4	3
Net cash used in investing activities	(73)	(15)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	-	2,480
Repayments of long-term debt	(62)	(2,673)
Purchase of treasury stock	(315)	(406)
Common stock dividends paid	(98)	(73)
Payments for capitalized software obligations	(12)	(9)
Contribution from noncontrolling interests	36	-
Cash paid for shares withheld for taxes	(17)	(13)
Proceeds from exercise of stock options	1	6
Payments for contingent consideration in connection with a past acquisition	-	(14)
Distribution to a noncontrolling interest	-	(6)
Other financing activities, net	1	(1)
Net cash used in financing activities	(466)	(709)
Net increase in cash, cash equivalents and restricted cash	140	85
Cash, cash equivalents and restricted cash at beginning of period	220	207
Cash, cash equivalents and restricted cash at end of period	$360	$292
Supplemental information:
Interest paid	$214	$144
Income taxes paid, net of refunds	$121	$178

Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$27	$7
Right-of-use assets obtained in exchange for operating lease obligations	$25	$23

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of June 30, 2023, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of June 30, 2023, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns a 75.0% interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”), NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 140 local websites and 280 mobile applications, 25 connected television applications, six free ad-supported television channels representing products of our local television stations, The CW, NewsNationNow, The Hill and BestReviews, and a suite of advertiser solutions.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nexstar, subsidiaries consolidated through voting interests and VIEs for which we are the primary beneficiary (see “Variable Interest Entities” section below). Noncontrolling interests represent the minority owners’ share in profit or loss and equity of The CW and the VIE owners’ share in profit or loss and equity in the consolidated VIEs. Noncontrolling interests are presented as a component separate from Nexstar’s stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Stockholders’ Equity. All intercompany account balances and transactions have been eliminated in consolidation. Nexstar management evaluates each arrangement that may include variable interests and determines the need to consolidate an entity where it determines Nexstar is the primary beneficiary of a VIE in accordance with related authoritative literature and interpretive guidance.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for credit losses, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of June 30, 2023, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2023 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$8	$6
Accounts receivable, net	17	26
Prepaid expenses and other current assets	6	6
Total current assets	31	38
Property and equipment, net	60	59
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	73	76
Other noncurrent assets, net	72	80
Total assets	$587	$604

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	42	30
Total current liabilities	45	33
Debt	352	353
Deferred tax liabilities	39	35
Other noncurrent liabilities	69	85
Total liabilities	$505	$506

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	June 30, 2023	December 31, 2022
Current assets	$3	$4
Property and equipment, net	11	11
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	24	26
Other noncurrent assets, net	4	1
Total assets	$304	$304

Current liabilities	$40	$28
Noncurrent liabilities	108	120
Total liabilities	$148	$148

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding – basic	35,788	40,203	36,250	40,572
Dilutive effect of equity incentive plan instruments	526	725	628	882
Weighted average shares outstanding – diluted	36,314	40,928	36,878	41,454

During the three and six months ended June 30, 2023, weighted average restricted stock units of 100,000 and 25,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

During the three and six months ended June 30, 2022, no equity incentives were excluded from the calculation of diluted earnings per share.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The accounting update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this accounting update for interim periods and fiscal years beginning on January 1, 2023 and the adoption did not impact its Condensed Consolidated Financial Statements.

Note 3: Intangible Assets and Goodwill

The Company’s definite-lived intangible assets consisted of the following (dollars in millions):

	Estimated	June 30, 2023			December 31, 2022
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125	$(1,348)	$1,777	$3,125	$(1,254)	$1,871
Other definite-lived intangible assets	1-20	1,085	(575)	510	1,077	(514)	563
Definite-lived intangible assets		$4,210	$(1,923)	$2,287	$4,202	$(1,768)	$2,434

The following table presents the Company’s estimate of amortization expense for the remainder of 2023, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2023 (in millions):

Remainder of 2023	$151
2024	294
2025	289
2026	265
2027	253
2028	238
Thereafter	797
$2,287

The amounts recorded to goodwill and FCC licenses were as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2022	$3,141	$(180)	$2,961	$2,958	$(48)	$2,910
Balances as of June 30, 2023	$3,141	$(180)	$2,961	$2,958	$(48)	$2,910

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2023, the Company did not identify events that would trigger impairment assessments.

Note 4: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Equity method investments	$923	$1,115
Other equity investments	4	4
Total investments	$927	$1,119

Equity Method Investments

During the three and six months ended June 30, 2023 and 2022, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three and six months ended June 30, 2023 and 2022, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from equity method investments, net, before amortization of basis difference	$49	$53	$92	$109
Amortization of basis difference	(17)	(17)	(35)	(35)
Income from equity method investments, net	$32	$36	$57	$74

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

As of June 30, 2023, Nexstar’s investment in TV Food Network had a book value of $906 million, compared to $1,099 million as of December 31, 2022.

As of June 30, 2023 and December 31, 2022, Nexstar had a remaining share in amortizable basis difference of $432 million and $467 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of June 30, 2023 had a remaining useful life of approximately 6.2 years. As of June 30, 2023, Nexstar’s share in the basis difference related to the TV Food Network’s goodwill was $500 million (no change in 2023).

Nexstar had the following transactions related to its investment in TV Food Network during the three and six months ended June 30, 2023 and 2022, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash distributions received	$26	$31	$251	$224
Recognized share in TV Food Networkʼs net income	50	54	93	110
Recorded amortization of basis difference (expense)	(17)	(17)	(35)	(35)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$296	$343	$581	$667
Costs and expenses	138	171	290	318
Income from operations	158	172	291	349
Net income	160	173	298	351
Net income attributable to Nexstar Media Group, Inc.	50	54	93	110

Note 5: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Compensation and related taxes	$97	$113
Interest payable	55	56
Network affiliation fees	79	50
Other	102	100
	$333	$319

Note 6: Retirement and Postretirement Plans

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. All of these retirement plans are frozen in terms of pay and service, except for a plan with immaterial pension benefit obligations.

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Pension Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$-	$-	$-	$1
Interest cost	21	12	42	23
Expected return on plan assets	(28)	(23)	(56)	(46)
Amortization of net gain	(2)	-	(4)	-
Net periodic benefit credit	$(9)	$(11)	$(18)	$(22)

During the three and six months ended June 30, 2023, Nexstar did not make contributions to its qualified pension benefit plans. Nexstar does not anticipate it will be required to make contributions to such pension benefit plans in 2023.

Nexstar also has various other postretirement benefit plans (“OPEB”), including retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees. The periodic benefit cost (credit) related to OPEB is not significant.

Note 7: Debt

Long-term debt consisted of the following (dollars in millions):

	June 30, 2023	December 31, 2022
Nexstar
Term Loan A, due June 2027	$2,304	$2,364
Term Loan B, due September 2026	1,561	1,561
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Term Loan B, due June 2028	295	296
Revolving loans, due June 2027	62	62
Total outstanding principal	6,936	6,997
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	(7)	(8)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	(29)	(33)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	4	4
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(7)	(7)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(2)	(2)
Total outstanding debt	6,895	6,951
Less: current portion	(124)	(124)
Long-term debt, net of current portion	$6,771	$6,827

Nexstar’s outstanding term loans are governed by Nexstar’s credit agreement and Mission’s outstanding term loans and revolving loans are governed by Mission’s credit agreement. Each credit agreement is also herein referred to as a senior secured credit facility. Nexstar’s senior unsecured notes are governed by the indentures.

2023 Activities

On June 6, 2023, Nexstar and Mission, an independently owned VIE consolidated by Nexstar, amended their respective credit agreements. The amendments to the respective credit agreements pertain to replacement of the London Interbank Offered Rate (“LIBOR”)-based interest rate applicable to the Term Loan B, due September 2026 of Nexstar and Term Loan B, due June 2028 of Mission with the term Secured Overnight Financing Rate (“SOFR”)-based interest rate. Under each amendment, the term SOFR is defined to mean the sum of the term SOFR screen rate published by the CME Group Benchmark Administration Limited term SOFR administrator and a spread adjustment of 0.11448% for an interest period of one month’s duration, 0.26161% for an interest period of three months’ duration and 0.42826% for an interest period of six months’ duration. The term SOFR is subject to a floor of 0%.

In addition, during the six months ended June 30, 2023, the Company repaid scheduled principal maturities of $62 million of its term loans.

Unused Commitments and Borrowing Availability

The Company had $531 million (net of outstanding standby letters of credit of $19 million) and $14 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2023. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2023, the Company was in compliance with its financial covenants.

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

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has among other things granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2023 and 2033, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2023, Nexstar was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one to 91 years, some of which may include options to extend the leases from one to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of June 30, 2023 were not material.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Operating lease right-of-use assets, net	Other noncurrent assets, net	$278	$288
Current operating lease liabilities	Operating lease liabilities	$49	$50
Noncurrent operating lease liabilities	Other noncurrent liabilities	$239	$238

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		5.1%	5.1%

Operating lease expense for the three months ended June 30, 2023 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended June 30, 2022 was $15 million, of which $7 million and $8 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the six months ended June 30, 2023 was $33 million, of which $14 million and $19 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the six months ended June 30, 2022 was $30 million, of which $14 million and $16 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $32 million and $29 million for the six months ended June 30, 2023 and 2022, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows (in millions):

Operating Leases
Remainder of 2023	$31
2024	60
2025	46
2026	36
2027	29
2028	26
Thereafter	134
Total future minimum lease payments	362
Less: imputed interest	(74)
Total	$288

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s long-term debt that are not measured at fair value on a recurring basis were as follows (dollars in millions):

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due June 2027(1)	$2,297	$2,265	$2,356	$2,275
Term Loan B, due September 2026(1)	1,532	1,548	1,528	1,555
5.625% Notes, due July 2027(2)	1,718	1,594	1,718	1,620
4.75% Notes, due November 2028(2)	993	866	993	880
Mission
Term Loan B, due June 2028(1)	293	288	294	291
Revolving loans due June 2027(1)	62	60	62	60

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

During the three and six months ended June 30, 2023, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill. See Notes 3 and 4 for additional information.

Note 10: Common Stock

On July 27, 2022, Nexstar’s board of directors approved a new share repurchase program authorizing Nexstar to repurchase up to an additional $1.5 billion of its common stock, of which $1.258 billion of capacity remained available as of December 31, 2022. During the six months ended June 30, 2023, Nexstar repurchased a total of 1,877,783 shares of its common stock for $315 million, funded by cash on hand, which were accounted for as treasury cost. As of June 30, 2023, the remaining available amount under the share repurchase authorization was $942 million.

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

Note 11: Income Taxes

Income tax expense was $35 million for the three months ended June 30, 2023 compared to $72 million for the same period in 2022. The effective tax rates were 32.0% and 24.0% for each of the respective periods.

Nexstar reported changes in the valuation allowance resulted in an incremental income tax expense for the three months ended June 30, 2023 of $7 million, or a 5.5% increase to the effective tax rate in 2023. Other permanent differences including an adjustment for losses related to the minority interest in The CW resulted in a 3.9% increase to the effective rate. This is partially offset by differences in excess benefit on stock options and restricted stock units exercised in 2023 compared to 2022 which resulted in a 1.2% decrease in the rate.

Income tax expense was $77 million for the six months ended June 30, 2023 compared to $124 million for the same period in 2022. The effective tax rates were 32.2% and 20.6% for each of the respective periods.

Nexstar reported a decrease in income tax benefit for the six months ended June 30, 2023 of $26 million attributable to excess benefit on stock options and restricted stock units exercised in 2022. This resulted in a 3.3% increase to the effective tax rate in 2023 compared to 2022. Changes in the valuation allowance resulted in an incremental income tax expense of $14 million, or a 4.9% increase to the effective tax rate in 2023. Other permanent differences including an adjustment for losses related to the minority interest in The CW resulted in a 3.1% increase to the effective rate.

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

Note 13: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of June 30, 2023, Mission had a maximum commitment of $370 million under its amended credit agreement, of which $356 million principal balance of debt was outstanding.

Future Acquisitions

In May 2023, Nexstar entered into a definitive agreement to acquire the assets of KUSI-TV (independent television station) serving the San Diego, CA market from McKinnon Broadcasting Company and Channel 51 of San Diego, Inc. for $35 million in cash, subject to customary working capital adjustments. On August 3, 2023, Nexstar received preliminary approval for the acquisition from the FCC and is expected to close the transaction before the end of the year. The acquisition will strengthen Nexstar’s local television broadcasting, news, and digital media platforms in San Diego, will present numerous opportunities for operating efficiencies and is expected to be accretive to Nexstar’s operating results when The CW Network affiliation becomes available in the market.

On May 10, 2023, Mission entered into a definitive agreement to acquire the assets of WADL-TV serving the Detroit, Michigan market from Adell Broadcasting Corporation for $75 million in cash, subject to customary working capital adjustments. The proposed acquisition is subject to regulatory and other customary approvals, is expected to close once we receive regulatory approval, and would be Mission’s second entry into the state of Michigan.

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

As of July 11, 2023, the Bankruptcy Court has entered final decrees that have collectively closed all of the Debtors’ Chapter 11 cases. Tribune is in the process of making final distributions in connection with the Chapter 11 cases as well as the final distribution of reserve amounts and payment of fees in accordance with the Plan and applicable orders of the Bankruptcy Court, none of which are expected to be significant.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through June 30, 2023 would be approximately $174 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

As of June 30, 2023, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent years is not material to the Company’s accounting for uncertain tax positions or to its Condensed Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $16 million increase in its federal and state taxes payable and a $70 million increase in deferred income tax liability as of June 30, 2023. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at June 30, 2023 and December 31, 2022.

Note 14: Segment Data

The Company’s reportable broadcast segment includes (i) television stations and related local websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) NewsNation, a national cable news network, (iii) two owned and operated digital multicast networks and other multicast network services, and (iv) WGN-AM, a Chicago radio station. The other activities of the Company include (i) The CW, (ii) digital businesses focused on the national marketplace, (iii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (iv) corporate functions, and (v) eliminations.

The Company evaluates the performance of its operating segments based on net revenue and segment profit. Segment profit (loss) excludes depreciation and amortization (but includes payments for broadcast rights), impairment charges, gain on disposal of assets and certain other items that are included in income from continuing operations determined in accordance with U.S. GAAP.

Segment financial information is included in the following tables for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenue	2023	2022	2023	2022
Broadcast	$1,145	$1,216	$2,324	$2,399
Other	96	27	176	52
Corporate (unallocated)	(1)	2	(3)	4
Total net revenue	$1,240	$1,245	$2,497	$2,455

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (loss)	2023	2022	2023	2022
Broadcast segment profit	$414	$491	$861	$973
Other segments (loss) profit	(57)	2	(120)	3
Corporate (unallocated)	(46)	(48)	(91)	(93)
Depreciation and amortization expense(1)	(142)	(144)	(284)	(289)
Payments for broadcast rights(2)	23	33	50	66
Loss attributable to noncontrolling owners of a segment	(19)	-	(40)	-
Miscellaneous, net	6	-	7	3
Income from operations	$179	$334	$383	$663

Assets	June 30, 2023	December 31, 2022
Broadcast(3)	$11,141	$11,635
Other	461	497
Corporate (unallocated)	708	547
	$12,310	$12,679

Goodwill	June 30, 2023	December 31, 2022
Broadcast	$2,873	$2,873
Other	88	88
	$2,961	$2,961

(1)
Excludes amortization of The CW’s programming costs of $120 million and $227 million for the three and six months ended June 30, 2023, respectively, which is included in “Other segments (loss) profit”.
(2)
Excludes payments for The CW’s broadcast rights of $53 million and $168 million for the three and six months ended June 30, 2023, respectively, which are not included in “Other segments (loss) or profit”.
(3)
While the Company’s investment in TV Food Network ($906 million at June 30, 2023 and $1,099 million at December 31, 2022) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 4.

The following tables present the disaggregation of the Company’s revenue under ASC 606 for the periods presented (in millions):

Three Months Ended June 30, 2023	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$379	$25	$-	$404
Political advertising	9	-	-	9
Distribution	684	14	(2)	696
Digital	63	35	-	98
Other	10	22	1	33
Total net revenue	$1,145	$96	$(1)	$1,240

Six Months Ended June 30, 2023	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$770	$51	$-	$821
Political advertising	17	-	-	17
Distribution	1,397	31	(4)	1,424
Digital	120	70	-	190
Other	20	24	1	45
Total net revenue	$2,324	$176	$(3)	$2,497

Three Months Ended June 30, 2022	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$413	$-	$-	$413
Political advertising	87	-	-	87
Distribution	646	-	-	646
Digital	61	27	-	88
Other	9	-	2	11
Total net revenue	$1,216	$27	$2	$1,245

Six Months Ended June 30, 2022	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$841	$-	$-	$841
Political advertising	110	-	-	110
Distribution	1,314	-	-	1,314
Digital	115	52	-	167
Other	19	-	4	23
Total net revenue	$2,399	$52	$4	$2,455

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three and six months ended June 30, 2023, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represented approximately 12% and 14% of the Company’s consolidated net revenues during three months ended June 30, 2023 and 13% and 14% of the Company’s consolidated net revenues during the six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represented approximately 11% and 13% of the Company’s consolidated net revenues during the three and six months ended June 30, 2022, respectively.

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

Note 15: Subsequent Events

On July 27, 2023, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.35 per share of its common stock. The dividend is payable on August 24, 2023 to stockholders of record on August 10, 2023.

From July 1, 2023 to August 7, 2023, we repurchased 337,587 shares of our common stock for $60 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $882 million.

From July 1, 2023 to August 7, 2023, in connection with stock option exercises and vesting of restricted stock units, Nexstar issued 38,781 shares of its common stock, net of any shares withheld for taxes.

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

Executive Summary

Six Months Ended June 2023 Highlights

•
Net revenue was flat at $1.24 billion during each of the three months ended June 30, 2023 and 2022.
•
During the three and six months ended June 30, 2023, we returned approximately $189 million and $413 million of capital to stockholders through repurchases of common stock and dividends, funded by cash on hand.
•
During the six months ended June 30, 2023, the Company repaid scheduled principal maturities of $62 million under its term loans.
•
In June 2023, Nexstar filed an amendment to its certificate of incorporation, approved by its shareholders at the 2023 annual meeting, to declassify its Board of Directors beginning at the 2024 annual meeting.
•
In May 2023, Nexstar entered into a definitive agreement to acquire the assets of KUSI-TV (independent television station) serving the San Diego, CA market from McKinnon Broadcasting Company and Channel 51 of San Diego, Inc. for $35 million in cash, subject to customary working capital adjustments. On August 3, 2023, Nexstar received preliminary approval for the acquisition from the FCC and is expected to close the transaction before the end of the year. The acquisition will strengthen Nexstar’s local television broadcasting, news, and digital media platforms in San Diego, will present numerous opportunities for operating efficiencies and is expected to be accretive to Nexstar’s operating results when The CW Network affiliation becomes available in the market.

•
On May 10, 2023, Mission entered into a definitive agreement to acquire the assets of WADL-TV serving the Detroit, Michigan market from Adell Broadcasting Corporation for $75 million in cash, subject to customary working capital adjustments. The proposed acquisition is subject to regulatory and other customary approvals, is expected to close once we receive regulatory approval, and would be Mission’s second entry into the state of Michigan.
•
In April 2023, NewsNation, America’s fastest growing cable news network, expanded its news programming to 24 hours per weekday of national news, analysis and talk.
•
During the first quarter of 2023, Nexstar created a new advertising sales structure and hired a new leadership team led by Chief Revenue Officer Michael Strober to implement Nexstar’s new data and technology-driven, multi-platform strategy and accelerate the monetization of the Company’s platforms.

Overview of Operations

As of June 30, 2023, we owned, operated, programmed or provided sales and other services to 199 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. We also own a 75.0% interest in The CW, the fifth major broadcast network in the U.S., NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include 140 local websites, 280 mobile applications, 25 connected television applications, and six free ad-supported television channels representing products of our local television stations, The CW, NewsNation, The Hill, and BestReviews, and a suite of advertising solutions.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes, due July 2027 and our 4.75% Notes, due November 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has among other things granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2023 and 2033) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes in these entities because of (i) the local service agreements we have with their stations, (ii) our (excluding The CW) guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit us to acquire the assets and assume the liabilities of each of these VIEs’ stations at any time, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in millions) and each type of revenue as a percentage of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Core advertising	$404	32.6	$413	33.2	$821	32.9	$841	34.3
Political advertising	9	0.7	87	7.0	17	0.7	110	4.5
Distribution	696	56.1	646	51.9	1,424	57.0	1,314	53.5
Digital	98	7.9	88	7.1	190	7.6	167	6.8
Other	33	2.7	11	0.8	45	1.8	23	0.9
Total net revenue	$1,240	100.0	$1,245	100.0	$2,497	100.0	$2,455	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (dollars in millions) and each component of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$1,240	100.0	$1,245	100.0	$2,497	100.0	$2,455	100.0
Operating expenses (income):
Direct operating expenses	537	43.3	502	40.3	1,075	43.1	992	40.4
Selling, general and administrative expenses, excluding corporate	213	17.2	216	17.3	431	17.3	417	17.0
Corporate expenses	49	4.0	50	4.0	97	3.9	97	4.0
Depreciation and amortization expense	262	21.1	143	11.6	511	20.4	288	11.7
Other	-	-	-	-	-	-	(2)	(0.1)
Total operating expenses	1,061		911		2,114		1,792
Income from operations	$179		$334		$383		$663

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy business units include those business units that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy business unit amounts presented in each quarter.

Revenue

Core advertising revenue was $404 million for the three months ended June 30, 2023, compared to $413 million for the same period in 2022, a decrease of $9 million, or 2.2%, primarily due to a weaker national advertising market, partially offset by incremental revenue from our acquisition of The CW (acquired on September 30, 2022) of $25 million. Excluding the impact of The CW, key advertising categories driving the decrease were radio/tv/cable/newspaper, medical/healthcare, gaming/sports betting, banks/savings/investments, and fast foods/restaurants partially offset by increases in automotive, home repair/manufacturing, attorneys, air conditioning/heating, and telecom. Automotive, our largest advertiser category, represented approximately 16% and 14% of our core advertising revenue for the three months ended June 30, 2023 and 2022, respectively. Excluding The CW, automotive advertising revenues increased by approximately 10% during the quarter compared to 2022, primarily due to an increase in advertising spending as automobile inventory available to be sold to consumers has increased.

Political advertising revenue was $9 million for the three months ended June 30, 2023, compared to $87 million for the same period in 2022, a decrease of $78 million, as 2023 is not an election year.

Distribution revenue was $696 million for the three months ended June 30, 2023, compared to $646 million for the same period in 2022, an increase of $50 million, or 7.7%. The increase was primarily due to renewals of contracts in 2022 providing for higher rates per subscriber, scheduled annual escalation of rates per subscriber, and the acquisition of The CW (acquired on September 30, 2022), partially offset by continued MVPD subscriber attrition and the impact of the removal of partner stations from certain MVPDs related to continued negotiation. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

On July 2, 2023, our retransmission consent agreements in 113 of our station markets with DirecTV expired. We are currently not providing services to this customer pending the negotiation of the renewal terms.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $98 million for the three months ended June 30, 2023, compared to $88 million for the same period in 2022, an increase of $10 million, or 11.4%, primarily due to incremental revenue from our acquisition of The CW (acquired on September 30, 2022).

Operating Expenses

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses were $750 million for the three months ended June 30, 2023, compared to $718 million for the same period in 2022, an increase of $32 million, or 4.5%. This was primarily due to an increase in cost related to incremental operating expenses from our acquisition of The CW (acquired on September 30, 2022), an increase in station programming costs primarily from annual increases in network affiliation fees, and increased news programming at NewsNation and our local stations.

Corporate expenses, related to costs associated with the centralized management of our stations, were flat at $49 million for the three months ended June 30, 2023 compared to $50 million for the same period in 2022.

Depreciation and amortization expense was $262 million for the three months ended June 30, 2023 compared to $143 million for the same period in 2022, an increase of $119 million, or 83.2%. Depreciation and amortization expense consisted of the following:

•
Amortization of broadcast rights was $140 million for the three months ended June 30, 2023, compared to $27 million for the same period in 2022, an increase of $113 million, primarily due to an increase in cost related to incremental programming expenses from our acquisition of The CW (acquired on September 30, 2022) of $120 million.
•
Depreciation of property and equipment was $44 million for the three months ended June 30, 2023, compared to $39 million for the same period in 2022, an increase of $5 million (no significant change).
•
Amortization of intangible assets was $78 million for the three months ended June 30, 2023, compared to $77 million for the same period in 2022, an increase of $1 million (no significant change).

Income from Equity Method Investments, net

Income from equity method investments, net was $32 million for the three months ended June 30, 2023, compared to $36 million for the same period in 2022, a decrease of $4 million (no significant change).

Interest Expense, net

Interest expense, net was $111 million for the three months ended June 30, 2023, compared to $76 million for the same period in 2022, an increase of $35 million, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 7.05% to 8.05% as of June 30, 2023, compared to interest rates ranging from 3.19% to 4.29% as of June 30, 2022. These interest rates were a mixture of SOFR plus CSA, or credit spread adjustment used to account for the difference between SOFR and LIBOR, plus applicable margin and U.S. LIBOR plus applicable margin for the second quarter of 2023 compared to U.S. LIBOR plus applicable margin only in 2022.

Pension and Other Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $10 million for the three months ended June 30, 2023, compared to $11 million for the same period in 2022, a decrease of $1 million (no significant change).

Income Taxes

Income tax expense was $35 million for the three months ended June 30, 2023 compared to $72 million for the same period in 2022. The effective tax rates were 32.0% and 24.0% for each of the respective periods.

Nexstar reported changes in the valuation allowance resulted in an incremental income tax expense for the three months ended June 30, 2023 of $7 million, or a 5.5% increase to the effective tax rate in 2023. Other permanent differences including an adjustment for losses related to the minority interest in The CW resulted in a 3.9% increase to the effective rate. This is partially offset by differences in excess benefit on stock options and restricted stock units exercised in 2023 compared to 2022 which resulted in a 1.2% decrease in the rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The period-to-period comparability of our consolidated operating results is affected by acquisitions. For each quarter we present, our legacy business units include those business units that we owned or provided services to for the complete quarter in the current and prior years. For our annual and year to date presentations, we combine the legacy business unit amounts presented in each quarter.

Revenue

Core advertising revenue was $821 million for the six months ended June 30, 2023, compared to $841 million for the same period in 2022, a decrease of $20 million, or 2.4%, primarily due to a weaker national advertising market and the absence of first quarter advertising revenue from the Olympics on our NBC affiliate stations, partially offset by an increase in advertising revenue from the Super Bowl airing on FOX where we have more FOX-affiliated stations versus NBC in the prior year. This decrease was also partially offset by incremental revenue from our acquisition of The CW (acquired on September 30, 2022) of $50 million. Excluding the impact of The CW, key advertising categories driving the decrease were radio/tv/cable/newspaper, gaming/sports betting, medical/healthcare, insurance, and fast food/restaurant partially offset by increases in automotive, home repair/manufacturing, attorneys, air conditioning/heating, and entertainment. Automotive, our largest advertiser category, represented approximately 16% and 14% of our core advertising revenue for the six months ended June 30, 2023 and 2022, respectively. Excluding The CW, automotive advertising revenues increased by approximately 11% during the quarter compared to 2022, primarily due to an increase in advertising spending as automobile inventory available to be sold to consumers has increased.

Political advertising revenue was $17 million for the six months ended June 30, 2023, compared to $110 million for the same period in 2022, a decrease of $93 million, as 2023 is not an election year.

Distribution revenue was $1,424 million for the six months ended June 30, 2023, compared to $1,314 million for the same period in 2022, an increase of $110 million, or 8.4%. The increase was primarily due to renewals of contracts in 2022 providing for higher rates per subscriber, scheduled annual escalation of rates per subscriber, and the acquisition of The CW (acquired on September 30, 2022), partially offset by continued MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

On July 2, 2023, our retransmission consent agreements in 113 of our station markets with DirecTV expired. We are currently not providing services to this customer pending the negotiation of the renewal terms.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $190 million for the six months ended June 30, 2023, compared to $167 million for the same period in 2022, an increase of $23 million, or 13.8%, primarily due to incremental revenue from our acquisition of The CW (acquired on September 30, 2022).

Operating Expenses

Direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $1,506 million for the six months ended June 30, 2023, compared to $1,409 million for the same period in 2022, an increase of $97 million, or 6.9%. This was primarily due to an increase in cost related to incremental operating expenses from our acquisition of The CW (acquired on September 30, 2022), an increase in station programming costs due to network affiliation renewals and annual increases in network affiliation costs, and increased news programming at NewsNation and our local stations.

Corporate expenses, related to costs associated with the centralized management of our stations, were flat at $97 million for the six months ended June 30, 2023 compared to $97 million for the same period in 2022.

Depreciation and amortization expense was $511 million for the six months ended June 30, 2023 compared to $288 million for the same period in 2022, an increase of $223 million, or 77.4%. Depreciation and amortization expense consisted of the following:

•
Amortization of broadcast rights was $269 million for the six months ended June 30, 2023, compared to $55 million for the same period in 2022, an increase of $214 million, primarily due to an increase in cost related to incremental operating expenses from our acquisition of The CW (acquired on September 30, 2022) of $227 million.
•
Depreciation of property and equipment was $87 million for the six months ended June 30, 2023, compared to $78 million for the same period in 2022, an increase of $9 million (no significant change).
•
Amortization of intangible assets was flat at $155 million for each of the six months ended June 30, 2023 and 2022 (no significant change).

Income from Equity Method Investments, net

Income from equity method investments, net was $57 million for the six months ended June 30, 2023, compared to $74 million for the same period in 2022, a decrease of $17 million, primarily due to a lower equity in TV Food Network’s net income of $17 million.

Interest Expense, net

Interest expense, net was $218 million for the six months ended June 30, 2023, compared to $145 million for the same period in 2022, an increase of $73 million, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 7.05% to 8.05% as of June 30, 2023, compared to interest rates ranging from 3.19% to 4.29% as of June 30, 2022. These interest rates were a mixture of SOFR plus CSA, or credit spread adjustment used to account for the difference between SOFR and LIBOR, plus applicable margin and U.S. LIBOR plus applicable margin for the most part of 2023 compared to U.S. LIBOR plus applicable margin only in 2022.

Pension and Other Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $19 million for the six months ended June 30, 2023, compared to $22 million for the same period in 2022, a decrease of $3 million (no significant change).

Income Taxes

Income tax expense was $77 million for the six months ended June 30, 2023 compared to $124 million for the same period in 2022. The effective tax rates were 32.2% and 20.6% for each of the respective periods.

Nexstar reported a decrease in income tax benefit for the six months ended June 30, 2023 of $26 million attributable to excess benefit on stock options and restricted stock units exercised in 2022. This resulted in a 3.3% increase to the effective tax rate in 2023 compared to 2022. Changes in the valuation allowance resulted in an incremental income tax expense of $14 million, or a 4.9% increase to the effective tax rate in 2023. Other permanent differences including an adjustment for losses related to the minority interest in The CW resulted in a 3.1% increase to the effective rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements and capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of June 30, 2023, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

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

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$679	$809
Net cash used in investing activities	(73)	(15)
Net cash used in financing activities	(466)	(709)
Net increase in cash, cash equivalents and restricted cash	$140	$85
Cash paid for interest	$214	$144
Income taxes paid, net of refunds	$121	$178

	As of June 30,	As of December 31,
	2023	2022
Cash, cash equivalents and restricted cash	$360	$220

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $130 million during the six months ended June 30, 2023, compared to the same period in 2022. This was primarily due to a decrease in operating income (excluding non-cash transactions) of $66 million, an increase in payments for broadcast rights of $152 million and higher interest payments of $70 million. These decreases were partially offset by sources of cash resulting from timing of accounts receivable collections of $43 million, timing of payments to our vendors of $37 million, lower income tax payments of $57 million and an increase in distribution from our equity investment in TV Food Network of $27 million. The increase in payments for broadcast rights was due to incremental payments from our acquisition of The CW (acquired on September 30, 2022) of $168 million, partially offset by a decrease in payments for our syndicated programming of $16 million. The increase in interest payments was primarily due to higher interest rates, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $73 million and $15 million during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we spent a total of $77 million in capital expenditures compared to $63 million in the same period in the prior year, partially offset by the proceeds from the sale of real estate of $45 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $466 million and $709 million during the six months ended June 30, 2023 and 2022, respectively.

In 2023, we repaid scheduled principal maturities of $62 million of our term loans, paid dividends to our common stockholders of $98 million ($1.35 per share per quarter), repurchased common shares of $315 million, paid cash for taxes in exchange for shares of common stock withheld of $17 million resulting from net share settlements of certain stock-based compensation and payment for capitalized software of $12 million. These outflows were partially offset by a contribution from noncontrolling interests amounting to $36 million.

In 2022, we received $2,420 million of proceeds (net of capitalized lenders’ fees of $5 million) from the issuance of a Term Loan A due 2027 and used $2,414 million to repay our then outstanding Term Loan A due 2023, Term Loan A due 2024, Term Loan B due 2024 and a portion of Term Loan B due 2026. We prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $175 million and made scheduled principal payments on Company term loans of $22 million, paid dividends to our common stockholders of $73 million ($0.90 per share per quarter), repurchased common shares of $406 million, paid cash for taxes in exchange for shares of common stock withheld of $13 million resulting from net share settlements of certain stock-based compensation, and paid contingent consideration in connection with a past acquisition of $14 million. Mission also drew $62 million under its 2022 Mission Revolving Credit Facility and utilized the proceeds to repay all of its $62 million of outstanding borrowings under its then outstanding 2018 revolving loan.

Subsequent Investing and Financing Activities

In May 2023, Nexstar entered into a definitive agreement to acquire the assets of KUSI-TV (independent television station) serving the San Diego, CA market from McKinnon Broadcasting Company and Channel 51 of San Diego, Inc. for $35 million in cash, subject to customary working capital adjustments. On August 3, 2023, Nexstar received preliminary approval for the acquisition from the FCC and is expected to close the transaction before the end of the year. The acquisition will strengthen Nexstar’s local television broadcasting, news, and digital media platforms in San Diego, will present numerous opportunities for operating efficiencies and is expected to be accretive to Nexstar’s operating results when The CW Network affiliation becomes available in the market.

On May 10, 2023, Mission entered into a definitive agreement to acquire the assets of WADL-TV serving the Detroit, Michigan market from Adell Broadcasting Corporation for $75 million in cash, subject to customary working capital adjustments. The proposed acquisition is subject to regulatory and other customary approvals, is expected to close once we receive regulatory approval, and would be Mission’s second entry into the state of Michigan.

From July 1, 2023 to August 7, 2023, we repurchased 337,587 shares of our common stock for $60 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $882 million.

On July 27, 2023, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.35 per share of its common stock. The dividend is payable on August 24, 2023 to stockholders of record on August 10, 2023.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Long-term debt

As of June 30, 2023, the Company had total outstanding debt of $6.895 billion, net of unamortized financing costs, discounts and premium, which represented 73.1% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of June 30,	As of December 31,
	2023	2022
Nexstar senior secured credit facility	$3,865	$3,925
Mission senior secured credit facility	357	358
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
	6,936	6,997
Less: Unamortized financing costs, discounts and premium, net	(41)	(46)
Total outstanding debt	$6,895	$6,951

Unused revolving loan commitments under senior secured credit facilities (1)	$544	$543

(1)
Based on covenant calculations as of June 30, 2023, all of the $531 million and $14 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2023 (in millions):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Nexstar senior secured credit facility	$3,865	$91	$242	$3,532	$-
Mission senior secured credit facility	357	2	6	349	-
5.625% Notes, due July 2027	1,714	-	-	1,714	-
4.75% Notes, due November 2028	1,000	-	-	-	1,000
	$6,936	$93	$248	$5,595	$1,000

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

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2023, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 for a period of at least the next 12 months from June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2023, we had outstanding standby letters of credit with various financial institutions amounting to $20 million, of which $16 million was in support of the worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	June 30, 2023	December 31, 2022
Current assets – external(1)	$1,349	$1,358
Current assets – due from consolidated entities outside of Obligor Group	6	39
Total current assets	$1,355	$1,397
Noncurrent assets – external(1)(2)	9,597	9,748
Noncurrent assets – due from consolidated entities outside of Obligor Group	75	74
Total noncurrent assets	$9,672	$9,822
Total current liabilities(1)	$700	$742
Total noncurrent liabilities(1)	$8,902	$8,994
Noncontrolling interests	$-	$-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW.
(2)
Excludes Issuer’s equity investments of $927 million and $1,119 million as of June 30, 2023 and December 31, 2022, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 4 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Six Months Ended
June 30, 2023
Net revenue – external	$2,362
Net revenue – from consolidated entities outside of Obligor Group	10
Total net revenue	2,372
Costs and expenses – external	1,808
Costs and expenses – to consolidated entities outside of Obligor Group	15
Total costs and expenses	1,823
Income from operations	$549
Net income	$270
Net income attributable to Obligor Group	$270
Income from equity method investments, net	$57

Critical Accounting Estimates

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

Information with respect to the Company’s critical accounting policies which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Management believes that as of June 30, 2023, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 7.05% to 8.05% as of June 30, 2023, which represent (i) the base rate, the SOFR or the US LIBOR plus (ii) a credit spread adjustment in the case of SOFR-based loans, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of June 30, 2023, an increase in each of SOFR and US LIBOR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $42 million (excluding tax effects). A decrease in each of SOFR and US LIBOR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $42 million (excluding tax effects). Our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2023, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2023, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2022, Nexstar’s board of directors approved a new share repurchase program authorizing Nexstar to repurchase up to an additional $1.5 billion of its common stock, of which $1.258 billion of capacity remained available as of December 31, 2022. During the six months ended June 30, 2023, Nexstar repurchased a total of 1,877,783 shares of its common stock for $315 million, funded by cash on hand, which were accounted for as treasury cost. As of June 30, 2023, the remaining available amount under the share repurchase authorization was $942 million.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended June 30, 2023 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April 5 to 28, 2023	147,788	$174.59	147,788	$1,057
May 1 to 31, 2023	275,565	$160.91	275,565	1,013
June 1 to 30, 2023	434,490	$161.91	434,490	942
	857,843	$163.77	857,843

From July 1, 2023 to August 7, 2023, we repurchased 337,587 shares of our common stock for $60 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $882 million.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

ITEM 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Amended and Restated Certificate of Incorporation of Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 21, 2023).

10.1

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 6 dated as of June 6, 2023.*

10.2	Credit Agreement, dated as of January 17, 2017, by among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by the Amendment No. 7 dated June 6, 2023.*
21.1	Subsidiaries of the Registrant.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Lee Ann Gliha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Lee Ann Gliha pursuant to 18 U.S.C. ss. 1350.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: August 8, 2023