Form 10-Q
period 2023-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2023-11-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 33,931,016 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$150	$204
Restricted cash and cash equivalents	14	16
Accounts receivable, net of allowance for credit losses of $18 and $18, respectively	891	1,080
Broadcast rights	133	194
Prepaid expenses and other current assets	152	121
Total current assets	1,340	1,615
Property and equipment, net	1,279	1,262
Goodwill	2,965	2,961
FCC licenses	2,929	2,910
Network affiliation agreements, net	1,730	1,871
Other intangible assets, net	482	563
Investments	946	1,119
Other noncurrent assets, net	376	378
Total assets(1)	$12,047	$12,679
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$124	$124
Accounts payable	142	198
Broadcast rights payable	142	151
Accrued expenses	322	319
Operating lease liabilities	48	50
Other current liabilities	74	51
Total current liabilities	852	893
Debt	6,742	6,827
Deferred tax liabilities	1,569	1,606
Other noncurrent liabilities	538	584
Total liabilities(1)	9,701	9,910
Commitments and contingencies (Note 14)
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2023 and December 31, 2022	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 34,194,260 shares outstanding as of September 30, 2023 and 47,282,823 shares issued, 36,810,186 shares outstanding as of December 31, 2022	-	-
Additional paid-in capital	1,269	1,288
Accumulated other comprehensive income	27	27
Retained earnings	3,120	3,033
Treasury stock - at cost; 13,088,563 and 10,472,637 shares as of September 30, 2023 and December 31, 2022, respectively	(2,084)	(1,607)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,332	2,741
Noncontrolling interests	14	28
Total stockholdersʼ equity	2,346	2,769
Total liabilities and stockholdersʼ equity	$12,047	$12,679

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of September 30, 2023 and December 31, 2022 include certain assets held by consolidated VIEs of $302 million and $304 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of September 30, 2023 and December 31, 2022 include certain liabilities of consolidated VIEs of $150 million and $148 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue	$1,132	$1,269	$3,629	$3,724
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	537	511	1,613	1,503
Selling, general and administrative expenses, excluding depreciation and amortization	281	260	808	775
Depreciation and amortization expense	220	142	731	431
Other	-	-	-	(3)
Total operating expenses	1,038	913	3,152	2,706
Income from operations	94	356	477	1,018
Gain on bargain purchase	-	54	-	54
Income from equity method investments, net	24	37	82	110
Interest expense, net	(113)	(89)	(332)	(233)
Pension and other postretirement plans credit, net	9	11	27	33
Other income (expenses), net	-	1	-	(10)
Income before income taxes	14	370	254	972
Income tax expense	(6)	(82)	(83)	(206)
Net income	8	288	171	766
Net loss attributable to noncontrolling interests	17	1	61	2
Net income attributable to Nexstar Media Group, Inc.	$25	$289	$232	$768

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$0.71	$7.45	$6.47	$19.21
Diluted	$0.70	$7.30	$6.37	$18.81

Weighted average number of common shares outstanding:
Basic (in thousands)	34,931	38,767	35,806	39,964
Diluted (in thousands)	35,367	39,560	36,370	40,816

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2023 and 2022

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of June 30, 2023	47,282,823	$-	$1,263	$3,142	$27	(11,901,423)	$(1,889)	$20	$2,563
Purchase of treasury stock	-	-	-	-	-	(1,274,852)	(200)	-	(200)
Stock-based compensation expense	-	-	16	-	-	-	-	-	16
Vesting of restricted stock units and exercise of stock options	-	-	(10)	-	-	87,712	5	-	(5)
Dividends declared on common stock ($1.35 per share)	-	-	-	(47)	-	-	-	-	(47)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	11	11
Net income (loss)	-	-	-	25	-	-	-	(17)	8
Balances as of September 30, 2023	47,282,823	$-	$1,269	$3,120	$27	(13,088,563)	$(2,084)	$14	$2,346

Balances as of June 30, 2022	47,291,463	$-	$1,258	$2,610	$141	(7,867,571)	$(1,140)	$-	$2,869
Purchase of treasury stock	-	-	-	-	-	(1,197,138)	(215)	-	(215)
Stock-based compensation expense	-	-	17	-	-	-	-	-	17
Vesting of restricted stock units and exercise of stock options	-	-	(4)	-	-	51,516	5	-	1
Dividends declared on common stock ($0.90 per share)	-	-	-	(35)	-	-	-	-	(35)
Noncontrolling interests from a business combination (see Note 3)	-	-	-	-	-	-	-	24	24
Other	-	-	-	-	-	-	-	(1)	(1)
Net income (loss)	-	-	-	289	-	-	-	(1)	288
Balances as of September 30, 2022	47,291,463	$-	$1,271	$2,864	$141	(9,013,193)	$(1,350)	$22	$2,948

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2023 and 2022

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2022	47,282,823	$-	$1,288	$3,033	$27	(10,472,637)	$(1,607)	$28	$2,769
Purchase of treasury stock	-	-	-	-	-	(3,152,635)	(518)	-	(518)
Stock-based compensation expense	-	-	44	-	-	-	-	-	44
Vesting of restricted stock units and exercise of stock options	-	-	(63)	-	-	536,709	41	-	(22)
Dividends declared on common stock ($4.05 per share)	-	-	-	(145)	-	-	-	-	(145)
Contribution from noncontrolling interests	-	-	-	-		-	-	47	47
Net income (loss)	-	-	-	232	-	-	-	(61)	171
Balances as of September 30, 2023	47,282,823	$-	$1,269	$3,120	$27	(13,088,563)	$(2,084)	$14	$2,346

Balances as of December 31, 2021	47,291,463	$-	$1,311	$2,204	$141	(6,534,034)	$(807)	$7	$2,856
Purchase of treasury stock	-	-	-	-	-	(3,569,673)	(621)	-	(621)
Stock-based compensation expense	-	-	43	-	-	-	-	-	43
Vesting of restricted stock units and exercise of stock options	-	-	(83)	-	-	1,090,514	78	-	(5)
Dividends declared on common stock ($2.70 per share)	-	-	-	(108)	-	-	-	-	(108)
Noncontrolling interests from a business combination (see Note 3)	-	-	-	-	-	-	-	24	24
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(7)	(7)
Net income (loss)	-	-	-	768	-	-	-	(2)	766
Balances as of September 30, 2022	47,291,463	$-	$1,271	$2,864	$141	(9,013,193)	$(1,350)	$22	$2,948

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$171	$766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	731	431
Stock-based compensation expense	44	43
Amortization of debt financing costs, debt discounts and premium	8	10
Deferred income taxes	(37)	(32)
Payments for broadcast rights	(322)	(97)
Gain on bargain purchase	-	(54)
Income from equity method investments, net	(82)	(110)
Distribution from equity method investments – return on capital	259	235
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	191	80
Prepaid and other current assets	(6)	13
Other noncurrent assets	(21)	1
Accounts payable	(54)	(80)
Accrued expenses and other current liabilities	(3)	45
Income tax payable	(25)	(36)
Other noncurrent liabilities	(36)	(37)
Other	(1)	7
Net cash provided by operating activities	817	1,185
Cash flows from investing activities:
Purchases of property and equipment	(113)	(100)
Payments for acquisitions	(38)	-
Deposits received associated with the sale of real estate assets	10	13
Proceeds from sale of real estate and other assets	-	45
Cash acquired on business acquisition	-	29
Other investing activities, net	4	2
Net cash used in investing activities	(137)	(11)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	-	2,480
Repayments of long-term debt	(93)	(2,730)
Purchase of treasury stock	(509)	(621)
Common stock dividends paid	(145)	(108)
Payments for capitalized software obligations	(14)	(11)
Contribution from noncontrolling interests	47	-
Cash paid for shares withheld for taxes	(24)	(13)
Payments for contingent consideration in connection with a past acquisition	-	(14)
Other financing activities, net	2	(1)
Net cash used in financing activities	(736)	(1,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	(56)	156
Cash, cash equivalents and restricted cash at beginning of period	220	207
Cash, cash equivalents and restricted cash at end of period	$164	$363
Supplemental information:
Interest paid	$335	$243
Income taxes paid, net of refunds	$142	$273

Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$37	$10
Right-of-use assets obtained in exchange for operating lease obligations	$26	$29

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of September 30, 2023, we owned, operated, programmed or provided sales and other services to 200 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of September 30, 2023, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns a 75.0% interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”), NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 142 local websites and 286 mobile applications, 25 connected television applications, six free ad-supported television channels representing products of our local television stations, The CW, NewsNation, The Hill and BestReviews, and a suite of advertiser solutions.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for credit losses, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of September 30, 2023, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2023 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$5	$6
Accounts receivable, net	15	26
Prepaid expenses and other current assets	5	6
Total current assets	25	38
Property and equipment, net	60	59
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	71	76
Other noncurrent assets, net	70	80
Total assets	$577	$604

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	37	30
Total current liabilities	40	33
Debt	351	353
Deferred tax liabilities	35	35
Other noncurrent liabilities	80	85
Total liabilities	$506	$506

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	September 30, 2023	December 31, 2022
Current assets	$3	$4
Property and equipment, net	12	11
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	23	26
Other noncurrent assets, net	2	1
Total assets	$302	$304

Current liabilities	$35	$28
Noncurrent liabilities	115	120
Total liabilities	$150	$148

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding – basic	34,931	38,767	35,806	39,964
Dilutive effect of equity incentive plan instruments	436	793	564	852
Weighted average shares outstanding – diluted	35,367	39,560	36,370	40,816

During the three and nine months ended September 30, 2023, weighted average restricted stock units of 103,000 and 68,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

During the three and nine months ended September 30, 2022, weighted average restricted stock units of 41,000 and 14,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

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

Note 3: Acquisitions

2023 Acquisitions

On July 20, 2023, Nexstar acquired certain assets of WSNN-LD, a MyNetworkTV affiliated low power television station serving the Tampa, Florida market, from Citadel Communications, LLC. On August 31, 2023, Nexstar acquired certain assets of KUSI-TV, an independent full power television station serving the San Diego, CA market, from McKinnon Broadcasting Company and Channel 51 of San Diego, Inc. The total purchase price of these acquisitions was $38 million, including working capital adjustments. The acquired assets and assumed liabilities were recorded at fair value as of the closing dates of the transactions and consisted primarily of $13 million in property and equipment and $19 million in FCC licenses.

2022 Acquisition of The CW

On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW from affiliates of Paramount Global and Warner Bros. Discovery (collectively the “Sellers”) for no purchase consideration. Each of the Sellers retained a 12.5% ownership interest and produced 12 original, scripted series for The CW that primarily aired during the 2022/2023 broadcast season. The Sellers have granted Nexstar a call right and Nexstar has granted each of the Sellers a put right for such Seller’s ownership interests beginning in August 2024 and June 2026, respectively. The acquisition solidifies Nexstar’s revenue opportunities as the largest owner of The CW-affiliated stations, diversifies its content outside of news, improves its national advertising opportunities, establishes it as a participant in advertising video-on-demand services via The CW App and is expected to create value by improving The CW’s ratings, revenue, and profitability.

The transaction was accounted for under the acquisition method of accounting. The fair values of the assets acquired, liabilities assumed, and noncontrolling interests are as follows (in millions):

Assets acquired	Purchase Price Allocation (1)
Cash and cash equivalents	$29
Accounts receivable	56
Prepaid expenses and other current assets	3
Broadcast rights	124
Intangible assets	17
Other noncurrent assets	6
Total assets acquired	235
Liabilities assumed:
Accounts payable and accrued expenses	(26)
Broadcast rights payable	(97)
Deferred tax liabilities	(19)
Other liabilities	(13)
Total liabilities assumed	(155)
Net assets acquired	80
Consideration paid	-
Noncontrolling interests	(24)
Gain on bargain purchase	$56

(1)
The purchase price allocation includes the effects of measurement period adjustments recorded in the fourth quarter of 2022.

Programming costs and accrued programming costs pertain to The CW’s costs of acquiring programming from the Sellers and were valued using the replacement cost method as of Nexstar’s acquisition due to their short-term nature.

As a result of the acquisition, Nexstar recognized a gain on bargain purchase of $56 million representing the excess of the fair value of the net assets acquired over the $0 purchase consideration paid and the fair value of the noncontrolling interests. This gain is presented as a separate line item in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022. Nexstar believes it was able to acquire The CW for $0 purchase consideration due to the recurring losses of The CW and Nexstar’s position as the largest owner of The CW-affiliated television stations which it believes limited the number of interested acquirers, Nexstar’s agreement to commit The CW to acquire additional programming from the Sellers for the 2022/2023 broadcast season, and Nexstar’s agreement to allow the Sellers to distribute certain short and long-term accounts receivable related to previously-aired programming to the Sellers prior to closing.

The intangible assets are amortized over an estimated useful life of 4.5 years. During the three and nine months ended September 30, 2022, transaction costs related to this acquisition were not material.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information has been presented for the periods indicated as if Nexstar’s acquisition of a 75.0% ownership stake in The CW had occurred on January 1, 2021 (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Net revenue	$1,371	$4,027
Income before income taxes	248	643
Net income	179	488
Net income attributable to Nexstar	198	563

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

Future Acquisition

On May 10, 2023, Mission entered into a definitive agreement to acquire the assets of WADL-TV serving the Detroit, Michigan market from Adell Broadcasting Corporation for $75 million in cash, subject to customary working capital adjustments. The proposed acquisition is subject to regulatory and other customary approvals, is expected to close once Mission receives regulatory approval, and would be Mission’s second entry into the state of Michigan.

Note 4: Intangible Assets and Goodwill

The Company’s definite-lived intangible assets consisted of the following (dollars in millions):

	Estimated	September 30, 2023			December 31, 2022
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125	$(1,395)	$1,730	$3,125	$(1,254)	$1,871
Other definite-lived intangible assets	1-20	1,088	(606)	482	1,077	(514)	563
Definite-lived intangible assets		$4,213	$(2,001)	$2,212	$4,202	$(1,768)	$2,434

The following table presents the Company’s estimate of amortization expense for the remainder of 2023, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2023 (in millions):

Remainder of 2023	$76
2024	295
2025	289
2026	265
2027	253
2028	238
Thereafter	796
$2,212

The amounts recorded to goodwill and FCC licenses were as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2022	$3,141	$(180)	$2,961	$2,958	$(48)	$2,910
Current year acquisitions (See Note 3)	4	-	4	19	-	19
Balances as of September 30, 2023	$3,145	$(180)	$2,965	$2,977	$(48)	$2,929

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired.

Note 5: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Equity method investments	$942	$1,115
Other equity investments	4	4
Total investments	$946	$1,119

Equity Method Investments

During the three and nine months ended September 30, 2023 and 2022, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three and nine months ended September 30, 2023 and 2022, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from equity method investments, net, before amortization of basis difference	$42	$54	$135	$163
Amortization of basis difference	(18)	(17)	(53)	(53)
Income from equity method investments, net	$24	$37	$82	$110

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

As of September 30, 2023, Nexstar’s investment in TV Food Network had a book value of $924 million, compared to $1,099 million as of December 31, 2022.

As of September 30, 2023 and December 31, 2022, Nexstar had a remaining share in amortizable basis difference of $414 million and $467 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of September 30, 2023 had a remaining useful life of approximately 6 years. As of September 30, 2023, Nexstar’s share in the basis difference related to the TV Food Network’s goodwill was $500 million (no change in 2023).

Nexstar had the following transactions related to its investment in TV Food Network during the three and nine months ended September 30, 2023 and 2022, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash distributions received	$8	$11	$259	$235
Recognized share in TV Food Networkʼs net income	43	55	136	165
Recorded amortization of basis difference (expense)	(17)	(17)	(52)	(52)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$272	$310	$853	$976
Costs and expenses	137	131	427	449
Income from operations	135	179	426	528
Net income	136	176	434	527
Net income attributable to Nexstar Media Group, Inc.	43	55	136	165

Note 6: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Compensation and related taxes	$94	$113
Interest payable	45	56
Network affiliation fees	76	50
Other	107	100
	$322	$319

Note 7: Retirement and Postretirement Plans

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. All of these retirement plans are frozen in terms of pay and service, except for a plan with immaterial pension benefit obligations.

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Pension Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$-	$-	$1	$1
Interest cost	21	12	62	35
Expected return on plan assets	(28)	(23)	(84)	(68)
Amortization of net gain	(2)	-	(6)	-
Net periodic benefit credit	$(9)	$(11)	$(27)	$(32)

During the three and nine months ended September 30, 2023, Nexstar did not make contributions to its qualified pension benefit plans. Nexstar does not anticipate it will be required to make contributions to such pension benefit plans in 2023.

Nexstar also has various other postretirement benefit plans (“OPEB”), including retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees. The periodic benefit cost (credit) related to OPEB is not significant.

Note 8: Debt

Long-term debt consisted of the following (dollars in millions):

	September 30, 2023	December 31, 2022
Nexstar
Term Loan A, due June 2027	$2,273	$2,364
Term Loan B, due September 2026	1,561	1,561
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Term Loan B, due June 2028	294	296
Revolving loans, due June 2027	62	62
Total outstanding principal	6,904	6,997
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	(7)	(8)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	(26)	(33)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	3	4
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(6)	(7)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(2)	(2)
Total outstanding debt	6,866	6,951
Less: current portion	(124)	(124)
Long-term debt, net of current portion	$6,742	$6,827

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

In addition, during the nine months ended September 30, 2023, the Company repaid scheduled principal maturities of $93 million of its term loans.

Unused Commitments and Borrowing Availability

The Company had $531 million (net of outstanding standby letters of credit of $19 million) and $14 million of unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2023. The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2023, the Company was in compliance with its financial covenants.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2023, Nexstar was in compliance with its financial covenants.

Note 9: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one to 91 years, some of which may include options to extend the leases from one to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of September 30, 2023 were not material.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Operating lease right-of-use assets, net	Other noncurrent assets, net	$275	$288
Current operating lease liabilities	Operating lease liabilities	$48	$50
Noncurrent operating lease liabilities	Other noncurrent liabilities	$229	$238

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		5.0%	5.1%

Operating lease expense for the three months ended September 30, 2023 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended September 30, 2022 was $15 million, of which $7 million and $8 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the nine months ended September 30, 2023 was $49 million, of which $21 million and $28 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the nine months ended September 30, 2022 was $45 million, of which $21 million and $24 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $48 million and $43 million for the nine months ended September 30, 2023 and 2022, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows (in millions):

Operating Leases
Remainder of 2023	$14
2024	62
2025	47
2026	37
2027	31
2028	27
Thereafter	130
Total future minimum lease payments	348
Less: imputed interest	(71)
Total	$277

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s long-term debt that are not measured at fair value on a recurring basis were as follows (dollars in millions):

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due June 2027(1)	$2,266	$2,244	$2,356	$2,275
Term Loan B, due September 2026(1)	1,535	1,560	1,528	1,555
5.625% Notes, due July 2027(2)	1,717	1,517	1,718	1,620
4.75% Notes, due November 2028(2)	994	824	993	880
Mission
Term Loan B, due June 2028(1)	292	292	294	291
Revolving loans due June 2027(1)	62	61	62	60

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

During the three and nine months ended September 30, 2023, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill, other than those disclosed. See Notes 4 and 5 for additional information.

Note 11: Common Stock

On July 27, 2022, Nexstar’s board of directors approved a new share repurchase program authorizing Nexstar to repurchase up to an additional $1.5 billion of its common stock, of which $1.258 billion of capacity remained available as of December 31, 2022. During the nine months ended September 30, 2023, Nexstar repurchased a total of 3,152,635 shares of its common stock for $514 million, funded by cash on hand, which was accounted for as treasury cost. As of September 30, 2023, the remaining available amount under the share repurchase authorization was $744 million.

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

Note 12: Income Taxes

Income tax expense was $6 million for the three months ended September 30, 2023 compared to $82 million for the same period in 2022. The effective tax rates were 43.2% and 22.2% for each of the respective periods.

Nexstar reported permanent differences, including an adjustment for losses related to the minority interest in The CW, resulting in a 34.2% increase to the effective rate for the three months ended September 30, 2023. State taxes were impacted by increased permanent differences resulting in a 4.4% increase to the effective rate. The gain on bargain purchase arising from the acquisition of The CW resulted in a 3.1% decrease to the effective tax rate in the prior year third quarter. The increases are partially offset by changes in the valuation allowance which resulted in a 10.2% decrease to the effective rate. Differences in excess benefit on stock options and restricted stock units exercised in 2023 compared to 2022 resulted in a 3.3% decrease in the effective rate. Prior year provision to return adjustments resulted in an 8.7% decrease to the effective rate.

Income tax expense was $83 million for the nine months ended September 30, 2023 compared to $206 million for the same period in 2022. The effective tax rates were 32.9% and 21.2% for each of the respective periods.

Nexstar reported a decrease in income tax benefit for the nine months ended September 30, 2023 of $26.5 million attributable to excess benefit on stock options and restricted stock units exercised in 2022. This resulted in a 1.3% increase to the effective tax rate in 2023 compared to 2022. Changes in the valuation allowance resulted in an incremental income tax expense of $13.3 million, or a 3.9% increase to the effective tax rate in 2023. Other permanent differences, including an adjustment for losses related to the minority interest in The CW, resulted in a 4.9% increase to the effective rate. The gain on bargain purchase arising from the acquisition of The CW resulted in a 1.2% decrease to the effective tax rate in the prior year third quarter.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer “necessary in the public interest as a result of competition.” The FCC’s two most recent quadrennial reviews—those for 2010 and 2014—were eventually consolidated into a single proceeding that involved extensive litigation, an agency reconsideration and multiple court appeals, culminating in an April 1, 2021 decision by the U.S. Supreme Court which upheld the FCC’s elimination or relaxation of several rules. The 2018 quadrennial review, which the FCC commenced in December 2018, remains pending, and a federal court of appeals recently ordered the FCC to complete that review by December 27, 2023 or show cause why a pending writ of mandamus should not be granted. Notwithstanding the pendency of the 2018 review, in December 2022 the FCC commenced its 2022 quadrennial review proceeding. Public comments in that proceeding were filed in March 2023. Additionally, the FCC has an open proceeding to review the national television station ownership limit. Thus, the media ownership rules are subject to change as a result of current and future quadrennial reviews and in other proceedings.

Retransmission Consent

Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other multichannel video programming distributors (“MVPDs”) through either mandatory carriage or through “retransmission consent.” Every three years, all stations must formally elect either mandatory carriage or retransmission consent. The Company has timely opted to continue its election of retransmission consent for all of its stations for the next three-year period from January 1, 2024 through December 31, 2026. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

Note 14: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of September 30, 2023, Mission had a maximum commitment of $369 million under its amended credit agreement, of which $356 million principal balance of debt was outstanding.

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

On July 11, 2023, the Bankruptcy Court entered final decrees closing the last of the Debtors’ Chapter 11 cases. Tribune is in the process of making final distributions in connection with the Chapter 11 cases as well as the final distribution of reserve amounts and payment of fees in accordance with the Plan and applicable orders of the Bankruptcy Court, none of which are expected to be significant.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in the U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through September 30, 2023 would be approximately $182 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

As of September 30, 2023, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent years is not material to the Company’s accounting for uncertain tax positions or to its Condensed Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the

IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $16 million increase in its federal and state taxes payable and a $70 million increase in deferred income tax liability as of September 30, 2023. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at September 30, 2023 and December 31, 2022.

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

Segment financial information is included in the following tables for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenue	2023	2022	2023	2022
Broadcast	$1,056	$1,241	$3,379	$3,640
Other	80	26	257	78
Corporate (unallocated)	(4)	2	(7)	6
Total net revenue	$1,132	$1,269	$3,629	$3,724

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income (loss)	2023	2022	2023	2022
Broadcast segment profit	$326	$514	$1,187	$1,487
Other segments (loss) profit	(44)	3	(164)	6
Corporate (unallocated)	(50)	(50)	(141)	(143)
Depreciation and amortization expense(1)	(140)	(142)	(424)	(431)
Payments for broadcast rights(2)	20	31	70	97
Loss attributable to noncontrolling owners of a segment	(15)	-	(55)	-
Miscellaneous, net	(3)	-	4	2
Income from operations	$94	$356	$477	$1,018

Assets	September 30, 2023	December 31, 2022
Broadcast(3)	$11,062	$11,635
Other	455	497
Corporate (unallocated)	530	547
	$12,047	$12,679

Goodwill	September 30, 2023	December 31, 2022
Broadcast	$2,877	$2,873
Other	88	88
	$2,965	$2,961

(1)
Excludes amortization of The CW’s programming costs of $80 million and $307 million for the three and nine months ended September 30, 2023, respectively, which is included in “Other segments (loss) profit”.

(2)
Excludes payments for The CW’s broadcast rights of $84 million and $252 million for the three and nine months ended September 30, 2023, respectively, which are not included in “Other segments (loss) or profit”.
(3)
While the Company’s investment in TV Food Network ($924 million at September 30, 2023 and $1,099 million at December 31, 2022) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 5.

The following tables present the disaggregation of the Company’s revenue under ASC 606 for the periods presented (in millions):

Three Months Ended September 30, 2023	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$374	$17	$-	$391
Political advertising	19	-	-	19
Distribution	586	17	(5)	598
Digital	66	33	-	99
Other	11	13	1	25
Total net revenue	$1,056	$80	$(4)	$1,132

Nine Months Ended September 30, 2023	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$1,143	$68	$-	$1,211
Political advertising	36	-	-	36
Distribution	1,984	48	(9)	2,023
Digital	184	104	-	288
Other	32	37	2	71
Total net revenue	$3,379	$257	$(7)	$3,629

Three Months Ended September 30, 2022	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$400	$-	$-	$400
Political advertising	129	-	-	129
Distribution	641	-	-	641
Digital	60	26	-	86
Other	11	-	2	13
Total net revenue	$1,241	$26	$2	$1,269

Nine Months Ended September 30, 2022	Broadcast	Other	Corporate (unallocated)	Consolidated
Core advertising	$1,241	$-	$-	$1,241
Political advertising	240	-	-	240
Distribution	1,955	-	1	1,956
Digital	175	78	-	253
Other	29	-	5	34
Total net revenue	$3,640	$78	$6	$3,724

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the three and nine months ended September 30, 2023, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represented approximately 13% and 15% of the Company’s consolidated net revenues during the three months ended September 30, 2023 and 13% and 14% of the Company’s consolidated net revenues during the nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, revenues from these sources for two of the Company’s customers exceeded 10%. Each of these customers represented approximately 11% and 12% of the Company’s consolidated net revenues during the three and nine months ended September 30, 2022, respectively.

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

Note 16: Subsequent Events

On October 27, 2023, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.35 per share of its common stock. The dividend is payable on November 27, 2023 to stockholders of record on November 10, 2023.

From October 1, 2023 to November 7, 2023, we repurchased 267,321 shares of our common stock for $38 million, funded by cash on hand. In October 2023, we also paid $5 million for certain of our common stock that we repurchased in September 2023. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $706 million.

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

Executive Summary

Nine Months Ended September 2023 Highlights

•
Net revenue was $1.13 billion and $1.27 billion during the three months ended September 30, 2023 and 2022, respectively.
•
During the three and nine months ended September 30, 2023, we returned approximately $246 million and $659 million, respectively, of capital to stockholders through repurchases of common stock and dividends, funded by cash on hand.
•
During the nine months ended September 30, 2023, the Company repaid scheduled principal maturities of $93 million under its term loans.
•
On September 18, 2023, our retransmission consent agreement with DirecTV was renewed after the previous contract expired on July 2, 2023.
•
In September 2023, Nexstar, Mission and White Knight renewed and extended each of their multi-year affiliation agreement with Fox Corporation for their respective Fox-affiliated stations. Nexstar also launched The CW affiliations for three of its stations in the top-15 television markets, including WPHL-TV in Philadelphia (DMA #4), KRON-TV in San Francisco (DMA #10), and WTTA-TV in Tampa (DMA #13).

•
In August 2023, The CW expanded and extended its network affiliation agreements with Hearst Television, Sinclair Broadcast Group, LLC, and Gray Television, Inc. Nexstar also renewed its affiliation agreement with MyNetworkTV for its affiliated stations.
•
On July 20, 2023, Nexstar acquired certain assets of WSNN-LD, a MyNetworkTV affiliated low power television station serving the Tampa, Florida market, from Citadel Communications, LLC. On August 31, 2023, Nexstar acquired certain assets of KUSI-TV, an independent full power television station serving the San Diego, CA market, from McKinnon Broadcasting Company and Channel 51 of San Diego, Inc. The total purchase price of these acquisitions was $38 million, including working capital adjustments.
•
In July 2023, The CW acquired exclusive broadcast rights to the NASCAR Xfinity Series beginning in 2025 through the 2031 racing season. The CW also acquired exclusive broadcast rights to 50 Atlantic Coast Conference (ACC) college football and basketball games beginning in 2023 through the 2027 season.
•
In June 2023, Nexstar filed an amendment to its certificate of incorporation, approved by its shareholders at the 2023 annual meeting, to declassify its Board of Directors beginning at the 2024 annual meeting.
•
On May 10, 2023, Mission entered into a definitive agreement to acquire the assets of WADL-TV serving the Detroit, Michigan market from Adell Broadcasting Corporation for $75 million in cash, subject to customary working capital adjustments. The proposed acquisition is subject to regulatory and other customary approvals, is expected to close once Mission receives regulatory approval, and would be Mission’s second entry into the state of Michigan.
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

Overview of Operations

As of September 30, 2023, we owned, operated, programmed or provided sales and other services to 200 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 36 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. We also own a 75.0% interest in The CW, the fifth major broadcast network in the U.S., NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include 142 local websites, 286 mobile applications, 25 connected television applications, and six free ad-supported television channels representing products of our local television stations, The CW, NewsNation, The Hill, and BestReviews, and a suite of advertising solutions.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. On April 1, 2021, the U.S. Supreme Court issued a decision that reversed a lower court of appeals ruling and upheld the FCC’s elimination or modification of certain of its media ownership rules in the agency’s 2010/2014 quadrennial review of those rules. Among the regulations eliminated in 2021 as a result of the Supreme Court ruling was a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same market under a JSA is deemed to have an attributable ownership interest in that station, as well as a requirement that at least eight independently owned television stations remain in a local television market for a party to acquire a second station in that market. While these restrictions are no longer in effect, the FCC’s 2018 quadrennial media ownership review is currently pending and a federal court of appeals recently ordered the FCC to complete that review by December 27, 2023 or show cause why a pending writ of mandamus should not be granted. Notwithstanding the pendency of the 2018 review, in December 2022 the FCC commenced its 2022 quadrennial review proceeding. An FCC proceeding is also pending to review the current national limit on television station ownership. The FCC could reinstitute its earlier restrictions or impose other limitations in these or any future reviews.

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

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in millions) and each type of revenue as a percentage of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Core advertising	$391	34.5	$400	31.5	$1,211	33.4	$1,241	33.3
Political advertising	19	1.7	129	10.2	36	1.0	240	6.4
Distribution	598	52.8	641	50.5	2,023	55.7	1,956	52.5
Digital	99	8.7	86	6.8	288	7.9	253	6.8
Other	25	2.3	13	1.0	71	2.0	34	1.0
Total net revenue	$1,132	100.0	$1,269	100.0	$3,629	100.0	$3,724	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations (dollars in millions) and each component of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$1,132	100.0	$1,269	100.0	$3,629	100.0	$3,724	100.0
Operating expenses (income):
Direct operating expenses	537	47.5	511	40.3	1,613	44.4	1,503	40.4
Selling, general and administrative expenses, excluding corporate	229	20.2	208	16.4	659	18.2	626	16.8
Corporate expenses	52	4.6	52	4.1	149	4.1	149	4.0
Depreciation and amortization expense	220	19.4	142	11.1	731	20.2	431	11.6
Other	-	-	-	-	-	-	(3)	(0.1)
Total operating expenses	1,038		913		3,152		2,706
Income from operations	$94		$356		$477		$1,018

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

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

Revenue

Core advertising revenue was $391 million for the three months ended September 30, 2023, compared to $400 million for the same period in 2022, a decrease of $9 million, or 2.3%, primarily due to a weaker advertising market, partially offset by incremental revenue from our acquisition of The CW (acquired on September 30, 2022). Excluding the impact of The CW, key advertising categories driving the decrease were radio/tv/cable/newspaper, gaming/sports betting, banks/savings/investments, drug stores/medication, and paid programming, among others, partially offset by increases primarily in automotive and home repair/manufacturing. Automotive, our largest advertiser category, represented approximately 20% and 16% of our core advertising revenue for the three months ended September 30, 2023 and 2022, respectively. Excluding The CW, automotive advertising revenues increased by approximately 13% during this quarter compared to the same period in 2022, primarily due to an increase in advertising spending as automobile inventory available to be sold to consumers has increased.

Political advertising revenue was $19 million for the three months ended September 30, 2023, compared to $129 million for the same period in 2022, a decrease of $110 million, as 2023 is not an election year.

Distribution revenue was $598 million for the three months ended September 30, 2023, compared to $641 million for the same period in 2022, a decrease of $43 million, or 6.7%. The decrease was primarily due to the temporary disruption of our distribution agreement with DirecTV from its expiration on July 2, 2023 to its renewal on September 18, 2023, continued MVPD subscriber attrition and the impact of the removal of partner stations from certain MVPDs related to continued negotiation, partially offset by renewals of contracts in 2022 providing for higher rates per subscriber, scheduled annual escalation of rates per subscriber, and the acquisition of The CW (acquired on September 30, 2022). We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $99 million for the three months ended September 30, 2023, compared to $86 million for the same period in 2022, an increase of $13 million, or 15.1%, primarily due to incremental revenue from our acquisition of The CW (acquired on September 30, 2022).

Operating Expenses

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses were $766 million for the three months ended September 30, 2023, compared to $719 million for the same period in 2022, an increase of $47 million, or 6.5%. This was primarily due to incremental operating expenses from our acquisition of The CW (acquired on September 30, 2022) and increased administrative expenses due to increased headcount, compensation and healthcare costs, increased digital sales expenses, and increased news programming at NewsNation.

Corporate expenses, related to costs associated with the centralized management of our stations, were flat at $52 million during each of the three months ended September 30, 2023 and 2022.

Depreciation and amortization expense was $220 million for the three months ended September 30, 2023 compared to $142 million for the same period in 2022, an increase of $78 million, or 54.9%. Depreciation and amortization expense consisted of the following:

•
Amortization of broadcast rights was $98 million for the three months ended September 30, 2023, compared to $25 million for the same period in 2022, an increase of $73 million, primarily due to incremental programming expenses from our acquisition of The CW (acquired on September 30, 2022) of $80 million.
•
Depreciation of property and equipment was $44 million for the three months ended September 30, 2023, compared to $40 million for the same period in 2022, an increase of $4 million (no significant change).
•
Amortization of intangible assets was $78 million for the three months ended September 30, 2023, compared to $77 million for the same period in 2022 (no significant change).

Income from Equity Method Investments, net

Income from equity method investments, net was $24 million for the three months ended September 30, 2023, compared to $37 million for the same period in 2022, a decrease of $13 million, primarily due to a lower net income of TV Food Network.

Interest Expense, net

Interest expense, net was $113 million for the three months ended September 30, 2023, compared to $89 million for the same period in 2022, an increase of $24 million, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 6.82% to 7.82% as of September 30, 2023, compared to interest rates ranging from 4.54% to 5.64% as of September 30, 2022. These interest rates were a mixture of SOFR plus CSA, or credit spread adjustment used to account for the difference between SOFR and LIBOR, plus applicable margin for the third quarter of 2023 compared to a mixture of SOFR plus CSA plus applicable margin and U.S. LIBOR plus applicable margin for the same period in 2022.

Pension and Other Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $9 million for the three months ended September 30, 2023, compared to $11 million for the same period in 2022, a decrease of $2 million (no significant change).

Income Taxes

Income tax expense was $6 million for the three months ended September 30, 2023 compared to $82 million for the same period in 2022. The effective tax rates were 43.2% and 22.2% for each of the respective periods.

Nexstar reported permanent differences, including an adjustment for losses related to the minority interest in The CW, resulting in a 34.2% increase to the effective rate for the three months ended September 30, 2023. State taxes were impacted by increased permanent differences resulting in a 4.4% increase to the effective rate. The gain on bargain purchase arising from the acquisition of The CW resulted in a 3.1% decrease to the effective tax rate in the prior year third quarter. The increases are partially offset by changes in the valuation allowance which resulted in a 10.2% decrease to the effective rate. Differences in excess benefit on stock options and restricted stock units exercised in 2023 compared to 2022 resulted in a 3.3% decrease in the effective rate. Prior year provision to return adjustments resulted in an 8.7% decrease to the effective rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

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

Revenue

Core advertising revenue was $1.21 billion for the nine months ended September 30, 2023, compared to $1.24 billion for the same period in 2022, a decrease of $30 million, or 2.4%, primarily due to a weaker advertising market and the absence of first quarter advertising revenue from the Olympics on our NBC affiliate stations. These decreases were partially offset by incremental revenue from our acquisition of The CW (acquired on September 30, 2022) and an increase in advertising revenue during the first quarter from the Super Bowl aired on FOX, where we have more FOX-affiliated stations versus NBC in the prior year. Excluding the impact of The CW, key advertising categories driving the decrease were radio/tv/cable/newspaper, gaming/sports betting, medical/healthcare, insurance, and banks/savings/investments, among others, partially offset by increases primarily in automotive and home repair/manufacturing. Automotive, our largest advertiser category, represented approximately 18% and 15% of our core advertising revenue for the nine months ended September 30, 2023 and 2022, respectively. Excluding The CW, automotive advertising revenues increased by approximately 12% during the current period compared to the same period in 2022, primarily due to an increase in advertising spending as automobile inventory available to be sold to consumers has increased.

Political advertising revenue was $36 million for the nine months ended September 30, 2023, compared to $240 million for the same period in 2022, a decrease of $204 million, as 2023 is not an election year.

Distribution revenue was $2.02 billion for the nine months ended September 30, 2023, compared to $1.96 billion for the same period in 2022, an increase of $67 million, or 3.4%. The increase was primarily due to renewals of contracts in 2022 providing for higher rates per subscriber, scheduled annual escalation of rates per subscriber, and the acquisition of The CW (acquired on September 30, 2022), partially offset by the combined effects of the temporary disruption of our distribution agreement with DirecTV from its expiration on July 2, 2023 to its renewal on September 18, 2023, the continued impact of the removal of partner stations from certain MVPDs related to continued negotiation and continued MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $288 million for the nine months ended September 30, 2023, compared to $253 million for the same period in 2022, an increase of $35 million, or 13.8%, primarily due to incremental revenue from our acquisition of The CW (acquired on September 30, 2022).

Operating Expenses

Direct operating expenses, consisting primarily of programming, news, and technical expenses, and selling, general and administrative expenses were $2.27 billion for the nine months ended September 30, 2023, compared to $2.13 billion for the same period in 2022, an increase of $143 million, or 6.7%. This was primarily due to incremental operating expenses from our acquisition of The CW (acquired on September 30, 2022), an increase in station programming costs due to network affiliation renewals and annual increases in network affiliation costs, increased news programming at NewsNation and our local stations as well as increased digital sales and administrative expenses.

Corporate expenses, related to costs associated with the centralized management of our stations, were flat at $149 million for each of the nine months ended September 30, 2023 and 2022.

Depreciation and amortization expense was $731 million for the nine months ended September 30, 2023 compared to $431 million for the same period in 2022, an increase of $300 million, or 69.6%. Depreciation and amortization expense consisted of the following:

•
Amortization of broadcast rights was $367 million for the nine months ended September 30, 2023, compared to $80 million for the same period in 2022, an increase of $287 million, primarily due to incremental programming expenses from our acquisition of The CW (acquired on September 30, 2022) of $307 million, partially offset by a reduction in the television stations’ broadcast rights costs of $20 million.
•
Depreciation of property and equipment was $131 million for the nine months ended September 30, 2023, compared to $119 million for the same period in 2022, an increase of $12 million. The increase was primarily due to newly capitalized assets.

•
Amortization of intangible assets was $233 million for the nine months ended September 30, 2023, compared to $232 million for the same period in 2022 (no significant change).

Income from Equity Method Investments, net

Income from equity method investments, net was $82 million for the nine months ended September 30, 2023, compared to $110 million for the same period in 2022, a decrease of $28 million, primarily due to lower net income of TV Food Network.

Interest Expense, net

Interest expense, net was $332 million for the nine months ended September 30, 2023, compared to $233 million for the same period in 2022, an increase of $99 million, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 6.82% to 7.82% as of September 30, 2023, compared to interest rates ranging from 4.54% to 5.64% as of September 30, 2022. These interest rates were a mixture of SOFR plus CSA, or credit spread adjustment used to account for the difference between SOFR and LIBOR, plus applicable margin for the third quarter of 2023 compared to a mixture of SOFR plus CSA plus applicable margin and U.S. LIBOR plus applicable margin in 2022.

Pension and Other Postretirement Plans Credit, net

Pension and other postretirement plans credit, net was $27 million for the nine months ended September 30, 2023, compared to $33 million for the same period in 2022, a decrease of $6 million (no significant change).

Income Taxes

Income tax expense was $83 million for the nine months ended September 30, 2023 compared to $206 million for the same period in 2022. The effective tax rates were 32.9% and 21.2% for each of the respective periods.

Nexstar reported a decrease in income tax benefit for the nine months ended September 30, 2023 of $26.5 million attributable to excess benefit on stock options and restricted stock units exercised in 2022. This resulted in a 1.3% increase to the effective tax rate in 2023 compared to 2022. Changes in the valuation allowance resulted in an incremental income tax expense of $13.3 million, or a 3.9% increase to the effective tax rate in 2023. Other permanent differences, including an adjustment for losses related to the minority interest in The CW, resulted in a 4.9% increase to the effective rate. The gain on bargain purchase arising from the acquisition of The CW resulted in a 1.2% decrease to the effective tax rate in the prior year third quarter.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements and capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2023, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

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

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$817	$1,185
Net cash used in investing activities	(137)	(11)
Net cash used in financing activities	(736)	(1,018)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(56)	$156
Cash paid for interest	$335	$243
Income taxes paid, net of refunds	$142	$273

	As of September 30,	As of December 31,
	2023	2022
Cash, cash equivalents and restricted cash	$164	$220

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $368 million during the nine months ended September 30, 2023, compared to the same period in 2022. This was primarily due to a decrease in operating income (excluding non-cash transactions) of $249 million, an increase in payments for broadcast rights of $225 million, higher interest payments of $92 million and timing of payments to our vendors of $50 million. These decreases were partially offset by sources of cash resulting from timing of accounts receivable collections of $89 million, lower income tax payments of $131 million and an increase in distribution from our equity investment in TV Food Network of $24 million. The increase in payments for broadcast rights was due to incremental payments from our acquisition of The CW (acquired on September 30, 2022) of $252 million, partially offset by a decrease in payments for our syndicated programming of $27 million. The increase in interest payments was primarily due to higher interest rates, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $137 million and $11 million during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we spent a total of $113 million in capital expenditures and $38 million in the acquisitions of KUSI-TV and WSNN-LD, partially offset by a deposit received associated with a sale of real estate asset of $10 million.

For the nine months ended September 30, 2022, we spent a total of $100 million in capital expenditures, partially offset by the proceeds from a sale of real estate of $45 million, cash acquired from The CW acquisition in September 2022 of $29 million and deposits received associated with the sale of real estate assets of $13 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities were $736 million and $1,018 million during the nine months ended September 30, 2023 and 2022, respectively.

In 2023, we repaid scheduled principal maturities of $93 million of our term loans, paid dividends to our common stockholders of $145 million ($1.35 per share per quarter), repurchased common shares of $509 million, paid cash for taxes in exchange for shares of common stock withheld of $24 million resulting from net share settlements of certain stock-based compensation and payment for capitalized software of $14 million. These outflows were partially offset by a contribution from noncontrolling interests amounting to $47 million.

In 2022, we received $2,420 million of proceeds (net of capitalized lenders’ fees of $5 million) from the issuance of a Term Loan A due 2027 and used $2,414 million to repay our then outstanding Term Loan A due 2023, Term Loan A due 2024, Term Loan B due 2024 and a portion of Term Loan B due 2026. We prepaid a portion of the outstanding principal balance of our Term Loan B due 2024 of $175 million and made scheduled principal payments on term loans of $53 million, repurchased and cancelled $29 million of our senior unsecured notes all funded by cash on hand, paid dividends to our common stockholders of $108 million ($0.90 per share per quarter), repurchased common shares of $621 million, paid cash for taxes in exchange for shares of common stock withheld of $13 million resulting from net share settlements of certain stock-based compensation, paid contingent consideration in connection with a past acquisition of $14 million and paid for software obligations of $11 million. Mission also drew $62 million under its 2022 Mission Revolving Credit Facility and utilized the proceeds to repay all of its $62 million of outstanding borrowings under its then outstanding 2018 revolving loan.

Subsequent Investing and Financing Activities

On May 10, 2023, Mission entered into a definitive agreement to acquire the assets of WADL-TV serving the Detroit, Michigan market from Adell Broadcasting Corporation for $75 million in cash, subject to customary working capital adjustments. The proposed acquisition is subject to regulatory and other customary approvals, is expected to close once Mission receives regulatory approval, and would be Mission’s second entry into the state of Michigan.

From October 1, 2023 to November 7, 2023, we repurchased 267,321 shares of our common stock for $38 million, funded by cash on hand. In October 2023, we also paid $5 million for certain of our common stock that we repurchased in September 2023. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $706 million.

On October 27, 2023, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.35 per share of its common stock. The dividend is payable on November 27, 2023 to stockholders of record on November 10, 2023.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Long-term debt

As of September 30, 2023, the Company had total outstanding debt of $6.866 billion, net of unamortized financing costs, discounts and premium, which represented 74.6% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of September 30,	As of December 31,
	2023	2022
Nexstar senior secured credit facility	$3,834	$3,925
Mission senior secured credit facility	356	358
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
	6,904	6,997
Less: Unamortized financing costs, discounts and premium, net	(38)	(46)
Total outstanding debt	$6,866	$6,951

Unused revolving loan commitments under senior secured credit facilities (1)	$544	$543

(1)
Based on covenant calculations as of September 30, 2023, all of the $531 million and $14 million in unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2023 (in millions):

		Payments Due by Period
	Total	Remainder of 2023	2024	2025-2026	2027-2028	Thereafter
Nexstar senior secured credit facility	$3,834	$30	$121	$1,804	$1,879	$-
Mission senior secured credit facility	356	1	3	6	346	-
5.625% Notes, due July 2027	1,714	-	-	-	1,714	-
4.75% Notes, due November 2028	1,000	-	-	-	1,000	-
	$6,904	$31	$124	$1,810	$4,939	$-

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

The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. Any economic conditions, including those resulting from the COVID-19 pandemic, heightened and sustained inflation and higher interest rates, could adversely affect our future operating results and cash flows and may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of September 30, 2023, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 for a period of at least the next 12 months from September 30, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2023, we had outstanding standby letters of credit with various financial institutions amounting to $20 million, of which $16 million was in support of the worker’s compensation insurance programs. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	September 30, 2023	December 31, 2022
Current assets – external(1)	$1,123	$1,358
Current assets – due from consolidated entities outside of Obligor Group	7	39
Total current assets	$1,130	$1,397
Noncurrent assets – external(1)(2)	9,546	9,748
Noncurrent assets – due from consolidated entities outside of Obligor Group	75	74
Total noncurrent assets	$9,621	$9,822
Total current liabilities(1)	$702	$742
Total noncurrent liabilities(1)	$8,830	$8,994
Noncontrolling interests	$-	$-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW.
(2)
Excludes Issuer’s equity investments of $946 million and $1,119 million as of September 30, 2023 and December 31, 2022, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Nine Months Ended
September 30, 2023
Net revenue – external	$3,436
Net revenue – from consolidated entities outside of Obligor Group	15
Total net revenue	3,451
Costs and expenses – external	2,720
Costs and expenses – to consolidated entities outside of Obligor Group	23
Total costs and expenses	2,743
Income from operations	$708
Net income	$316
Net income attributable to Obligor Group	$316
Income from equity method investments, net	$82

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

Information with respect to the Company’s critical accounting estimates which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Management believes that as of September 30, 2023, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 6.82% to 7.82% as of September 30, 2023, which represent (i) the base rate, the SOFR plus (ii) a credit spread adjustment, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of September 30, 2023, an increase in each of SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $42 million (excluding tax effects). A decrease in each of SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $42 million (excluding tax effects). Our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2023, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2023, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2022, Nexstar’s board of directors approved a new share repurchase program authorizing Nexstar to repurchase up to $1.5 billion of its common stock, of which $1.258 billion of capacity remained available as of December 31, 2022. During the nine months ended September 30, 2023, Nexstar repurchased a total of 3,152,635 shares of its common stock for $514 million, funded by cash on hand, which was accounted for as treasury cost. As of September 30, 2023, the remaining available amount under the share repurchase authorization was $744 million.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended September 30, 2023 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
July 6 to 31, 2023	267,861	$176.58	267,861	$895
August 1 to 31, 2023	313,701	$164.75	313,701	843
September 1 to 30, 2023	693,290	$143.68	693,290	744
	1,274,852	$155.78	1,274,852

From October 1, 2023 to November 7, 2023, we repurchased 267,321 shares of our common stock for $38 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $706 million.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

ITEM 6. Exhibits

Exhibit No.	Description
10.1

Amendment to Executive Employment Agreement, effective as of September 19, 2023, between Sean Compton and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478/231092012) filed by Nexstar Media Group, Inc. on July 17, 2023.

10.2

Amendment to Executive Employment Agreement, effective as of September 19, 2023, between Dana Zimmer and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478/231092012) filed by Nexstar Media Group, Inc. on July 17, 2023.

10.3	Amended and Restated Executive Employment Agreement, dated September 19, 2023 between Sean Compton and Nexstar Media Group, Inc.*
10.4

Executive Employment Agreement, dated as of August 21, 2023, between Michael Biard and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478/231119544) filed by Nexstar Media Group, Inc. on July 28, 2023.

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

Dated: November 8, 2023