Form 10-K
period 2023-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2024-02-28
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $5,587,374,931.

As of February 27, 2024, the Registrant had 33,428,504 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned and majority owned subsidiaries, “Nexstar Media” refers to Nexstar Media Inc., a Delaware corporation and Nexstar’s wholly owned subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

There are 210 generally recognized television markets, known as Designated Market Areas (“DMAs”), in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the 2023-2024 Nielsen Local Television Market Universe Estimates as published by The Nielsen Company.

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

PART I

Item 1. Business

Company Overview

We are a leading diversified media company that produces and distributes engaging local and national news, sports and entertainment content across our television and digital platforms, including more than 310,000 hours of programming produced annually by our business units. Nexstar owns America’s largest local television broadcasting group comprised of top network affiliates, with over 200 owned or partner stations in 117 U.S. markets in 40 states and the District of Columbia reaching over 220 million people. Nexstar’s national television properties include a 75% interest in The CW Network, LLC (“The CW”), America’s fifth major broadcast network, NewsNation, America’s fastest-growing national cable news network in primetime, popular entertainment multicast networks Antenna TV and REWIND TV, and a 31.3% ownership stake in TV Food Network. The Company’s portfolio of digital assets, including its local TV station websites, The Hill and NewsNationNow.com, is collectively a Top 10 U.S. digital news and information property, attracting almost 99 million unique users for December 2023 according to Comscore.

We are a Delaware corporation formed in 1996. Our principal offices are at 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Competitive Strengths

Unique Combination of Scaled Local Audiences and Powerful National Reach. We are the largest local television broadcasting company in the United States, generating $4.9 billion of revenue for the year ended December 31, 2023. Our and our partners’ over 200 broadcast stations in 117 local markets reach approximately 70% of U.S. television households (without applying the FCC UHF discount), which local reach is augmented by the national reach we have via our broadcast network, The CW, and our cable news network, NewsNation. According to Nielsen, The CW Network reaches 125 million television households, equal to the reach of the ABC, CBS, FOX and NBC broadcast networks, and NewsNation reaches approximately 69 million television households, virtually equivalent to the reach of CNN, Fox News and MSNBC. Together, Nexstar can provide both national reach and activation of local audiences at scale, representing a differentiated and attractive value proposition for advertisers and brands in an increasingly fragmented marketplace.

Leading Local Franchises. We are focused on building and maintaining leading local franchises in our 117 local markets which are core to our business model. In total, we employ approximately 6,000 journalists and 1,600 salespeople, produce over 310,000 hours of programming, and have developed relationships with over 40,000 advertisers. Each of the stations that we own, operate, program, or provide sales and other services to creates a highly recognizable local brand, primarily through the quality of local news programming, extensive local sports coverage, and community presence. We rank among the top two stations in local news viewership in over 79% of our markets in which we produce local newscasts, according to Comscore for November 2023 late news ratings. In 2023, journalists at our stations won 545 awards for their reporting, including 42 Edward R. Murrow awards and 117 Emmy awards. We also employ a high-quality local sales force in each of our markets to increase revenue from local advertisers by capitalizing on our investment in local programming and community websites. In even-numbered years, when most elections are held, we historically have generated substantial revenue from locally driven political advertising. Given our diverse and expansive geographic reach, we have television stations in more than 80% of markets where there were contested political elections in 2022. In addition, we own or provide services to more than one station in certain markets to enable us to broaden our audience share, enhance our revenue share and achieve significant operating efficiencies. For the year ended December 31, 2023, excluding our owned network assets, the Company earned approximately 71% of its core and political advertising revenue from non-network programming.

Strong National Brands. We have a portfolio of scaled, strong national brands that enables us to engage with national advertisers in more meaningful ways than we have in the past. Our primary national brands include The CW, NewsNation and The Hill. The CW is America’s fifth national broadcast network. NewsNation is America’s fastest growing cable news network in primetime attracting top on-air talent to its ranks given its mission of delivering fact-based, unbiased journalism. The Hill is the nation’s leading, independent political digital media platform.

Diversified Revenue Streams. Our revenue streams are diversified by geography, affiliation and source. In 2023, we generated 55% of our revenue from distribution, 34% from core advertising (of which approximately 68% was from local sources), 1% from political advertising and 10% from digital advertising and other sources. No single customer generated more than 15% of our revenue; no single market generated more than 3% of our revenue; and our affiliations are diverse with no network representing more than 25% of our 2023 combined core and political advertising net revenue.

Intense Operational Focus. We emphasize strict controls on operating and programming costs in order to increase net income, EBITDA and free cash flow. We continually seek to identify and implement cost savings at each of our stations, the stations we provide services to and other business units, and our overall size benefits each station or business unit with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our stations, the stations we provide services to and other business units. Our operational execution expertise is the direct result of our talented management team. We seek to attract and retain corporate, business unit and station general managers with proven track records by providing equity incentives.

Attractive Financial Profile. In 2023 and 2022, we generated total net revenue of $4.9 billion and $5.2 billion, respectively, generated net cash flow from operating activities of nearly $1 billion and $1.4 billion, respectively, and returned a significant percentage of that cash flow to shareholders in the form of share repurchases and dividends—$796 million in 2023 and $1.0 billion in 2022—while maintaining a corporate credit rating of Ba3 / BB+ as rated by Moody’s / S&P. We believe we have the financial flexibility to invest in both organic and inorganic growth initiatives while continuing to return capital to our shareholders.

Growth Strategies

We continually seek to generate revenue, net income, EBITDA and cash flow growth through the following strategies:

Leverage Our Scale. As the largest local television broadcaster with significant, scaled national media properties, we believe we are an important partner for the major broadcast networks, multichannel video programming distributors (“MVPDs”) and online video distributors (“OVDs”), and advertisers. We believe we are one of the largest affiliate groups for each of our major broadcast network partners and we are an important partner for the MVPDs and OVDs which include our content in their consumer offerings. For national advertisers we have a collection of national networks/properties including The CW, NewsNation, Antenna TV and The Hill as well as television stations covering 70% of the country (without applying the FCC UHF discount) including 8 of the top 10 and 18 of the top 25 DMAs. Our digital assets attract an audience that makes us a top ten digital news and information property, according to Comscore. Our scale provides us with unique operating advantages in the form of services we can provide to our advertisers, audience and employees, a platform for growth and operating expense synergies and access to capital. As part of this strategy, in 2023, we centralized our national advertising sales in house in order to drive advertising sales across our diversified media portfolio by further emphasizing our client-first approach, combined with a new data-driven, multi-platform focus.

Continue to Grow Distribution and Advertising Revenues. We believe our core business of distribution and advertising revenue has the potential to continue to grow. We believe that the share of audience that our content generates for MVPDs and OVDs is greater than the share of fees those platforms pay us and that broadcast advertising continues to provide commercial and political advertisers with access to the broadest television audience available. In addition, we are focused on better monetizing our digital content and audience and growing our portfolio of digital products, services and content and associated revenue streams, including apps for NewsNation, The Hill and other local television station content.

Improve and Expand National Broadcast and Cable Networks. We seek to continue to increase the viewership, revenues and profitability of our national television network assets, The CW and NewsNation.

The CW. As the largest affiliate of The CW, we acquired the network in September 2022 (for no consideration) in order to sustain and grow our CW-related revenue streams and to improve this underexploited national broadcast network asset. Our growth strategy for The CW is to cost efficiently improve and diversify the programming to better align with broadcast audiences with the intention of improving ratings and revenue (both distribution and advertising) and reducing programming and other operating costs. Recognizing the importance of live sports and other sports programming to broadcast audiences, in 2023, we launched CW Sports, a sports programming division of The CW. Since then, we have added sports programming to the network’s primetime line-up including Inside the NFL, 100 Days to Indy, and our exclusive broadcast rights to WWE NXT beginning in 2024. CW Sports also expanded the number of hours of network programming on the weekend in 2023 to offer LIV Golf, ACC college football and basketball games, and the future launch of NASCAR Xfinity Series on Saturdays beginning in 2025. We also introduced new, less costly, primetime programming beginning on a limited basis in the summer of 2023 and more substantially with the 2023/2024 broadcast season which began in October 2023. We believe there is potential for The CW to improve its profitability and, together with Nexstar’s CW station affiliates, the overall net profit contribution to Nexstar. In 2023, The CW renewed and expanded its affiliation agreements with key station operators and launched CW Network affiliations on four Nexstar-owned and operated television stations, three of which are in the top-15 television markets.

NewsNation. NewsNation is America’s fastest growing cable news network in primetime and has been recognized by independent watchdog groups such as Ad Fontes Media, NewsGuard and AllSides for its independent, unbiased reporting of national and local news. Currently, NewsNation provides 24 hours of news content each weekday which we expect to expand to seven days a week in 2024. NewsNation was launched in 2020, when we initiated the conversion of WGN America to NewsNation, leveraging our core competency in news and profitable foundation to build a network focused on providing unbiased, fact-based news. We believe there is significant growth potential for NewsNation as news networks are among the most watched and profitable cable networks.

Develop New Revenue Streams. We seek to generate new revenue streams leveraging the platform and assets of our company. Given our extensive station portfolio and geographic coverage, we are in the process of converting the technology used by our stations to a new standard, ATSC 3.0, which will enable us to provide new high speed data transmission services to businesses and consumers. In February 2024, we achieved our goal of reaching 50% of U.S. television households with ATSC 3.0. We anticipate that this conversion will enable us to develop a new business and generate additional revenue in the future.

Acquire and Invest in New and Complementary Businesses. We selectively pursue acquisitions where we believe we can improve revenue, operating income, net income, EBITDA and cash flow through active management. We selectively pursue acquisitions of businesses that leverage our platform, scale and capabilities and are complementary to our vision of providing local news, entertainment, and sports content through broadcast and digital platforms. In addition, we will continue to pursue television station acquisitions in markets where permitted by the current regulatory framework.

Stations

As of January 2024, we owned, operated, programmed or provided sales and other services to 201 full power television stations in 117 markets in 40 states and the District of Columbia, reaching approximately 39% of all U.S. television households (reflecting our owned stations only and after applying the Federal Communications Commission’s (“FCC”) ultra-high-frequency (“UHF”) discount) and approximately 70% of all U.S. television households reflecting ours and our partners’ stations and excluding the FCC UHF discount. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV (“MNTV”) and other broadcast television networks and provide television programming to consumers in our markets, including network programing, content that the stations produce, including local news, and syndicated programs that the stations acquire. In 2023, we acquired KUSI-TV, a full-power independent station in San Diego, CA, WSNN-LD, a low power independent station in Tampa, FL, which is now affiliated with MNTV; and in 2024 we entered into a time brokerage agreement with KAZT, a full power independent station in Phoenix, AZ, which is now affiliated with The CW. These stations are included in the table below and the full-power stations and included in our station count. We also own and operate one AM radio station in Chicago, IL.

Of the 201 full power television stations, 37 are 100% independently owned by VIEs. We consolidate 35 of these VIEs (the “consolidated VIEs”) in our financial statements. In compliance with FCC regulations for all the parties, all VIEs maintain complete responsibility for and control over programming, finances, personnel and operations of their stations. For the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of Nexstar’s (i) local service agreements with the consolidated VIEs’ stations, (ii) guarantee (excluding The CW) of the obligations incurred under the senior secured credit facility of Mission Broadcasting, Inc. (“Mission”), a consolidated VIE, (iii) power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) renewable, exercisable and assignable purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all of the consolidated VIEs’ stations at any time, subject to FCC consent. For additional information on VIEs, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

The following table sets forth general information about the television stations (full power, low power and multicast channels) we own, operate, program or provide sales and other services to as of January 2024.

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation(3)	Low Power Stations / Multicast Channels	Other Affiliation(3)(4)	FCC License Expiration Date
1	New York, NY	LSA	WPIX(5)	The CW	WPIX-D2, D4	Antenna TV, Rewind TV	(23)
2	Los Angeles, CA	O&O	KTLA	The CW	KTLA-D2, D3, D4, D5	Antenna TV, GRIT, TBD, Rewind TV	(23)
3	Chicago, IL	O&O	WGN	Independent	WGN-D2, D3, D4, D5	Antenna TV, GRIT, Rewind TV, TBD	4/1/2030
4	Philadelphia, PA	O&O	WPHL(6)	The CW	WPHL-D2, D3, D4	Antenna TV/MNTV, GRIT, Comet	(23)
5	Dallas, TX	O&O	KDAF	The CW	KDAF-D2, D3, D4, D5	Antenna TV, GRIT, Charge!, Rewind TV	8/1/2030
6	Houston, TX	O&O	KIAH	The CW	KIAH-D2, D3, D4, D5	Antenna TV, Comet, TBD, Court TV	(23)
9	DC/Hagerstown, MD	O&O O&O	WDCW WDVM(7)	The CW Independent	WDCW-D2, D3, D4 WDVM-D2, D3, D4	Antenna TV, WDVM, Univision ION Mystery, Rewind TV, ShopLC	10/1/2028 10/1/2028
10	San Francisco, CA	O&O	KRON(6)	The CW/ MNTV	KRON-D2, D3, D4, D5	Antenna TV, Rewind TV, Charge!, ShopLC	(23)
11	Phoenix, AZ	LSA	KAZT(8)	The CW	KAZT-D2, D3, D4, D5	MeTV, HSN, Charge!, AZTV	10/1/2030
12	Tampa, FL	O&O O&O O&O	WFLA WTTA(6)(9)	NBC The CW	WFLA-D2, D3 WTTA-D2 WSNN-LD(10), D2, D3, D4	Charge!, Antenna TV Cozi TV MNTV, GRIT, Laff, Court TV	2/1/2029 2/1/2029 2/1/2029
17	Denver, CO	O&O O&O O&O	KDVR KFCT KWGN	FOX FOX The CW	KDVR-D2, D3 KWGN-D2, D3, D4	Antenna TV, TBD getTV, Comet, Charge!	(23) (23) 4/1/2030
19	Cleveland, OH	O&O	WJW	FOX	WJW-D2, D3, D4	Antenna TV, Comet, Charge!	10/1/2029
20	Sacramento, CA	O&O	KTXL	FOX	KTXL-D2, D3, D4	Antenna TV, GRIT, TBD	(23)
21	Charlotte, NC	O&O O&O	WJZY WMYT	FOX MNTV	WJZY-D3, D4, D5, D6, D7, D8	Charge!, GRIT, TheGrio, ION, Antenna TV, Rewind TV	12/1/2028 12/1/2028
22	Raleigh, NC	O&O	WNCN	CBS	WNCN-D2, D3, D4	Rewind TV, GRIT, Antenna TV	12/1/2028
23	Portland, OR	O&O O&O	KOIN KRCW	CBS The CW	KOIN-D2, D3 KRCW-D2, D3, D4	getTV, Rewind TV Antenna TV, GRIT, TBD	(23)
24	St. Louis, MO	O&O O&O	KTVI KPLR	FOX The CW	KTVI-D2, D3, D4 KPLR-D2, D3, D4	Antenna TV, GRIT, Dabl Court TV, Comet, Rewind TV	(23) 2/1/2030
25	Indianapolis, IN	O&O O&O O&O	WTTV WTTK WXIN	CBS CBS FOX	WTTV-D2, D3, D4 WTTK-D2, D3 WXIN-D2, D3, D4	Independent, Comet, TBD Independent, Cozi TV Antenna TV, Rewind TV, Charge!	8/1/2029 8/1/2029 8/1/2029
26	Nashville, TN	O&O	WKRN	ABC	WKRN-D2, D3, D4	ION Mystery, True Crime, Rewind TV	8/1/2029
27	Salt Lake City, UT	O&O O&O	KTVX KUCW	ABC The CW	KTVX-D2, D3, D4 KUCW-D2, D3, D4	MeTV, Rewind TV, TheGrio ION Mystery, Quest, ShopLC	(23)
30	San Diego, CA	O&O O&O	KSWB KUSI(11)	FOX Independent	KSWB-D2, D3, D4 KUSI-D2	Antenna TV, Court TV, ION Rewind TV	(23) 12/1/2030
32	New Haven, CT	O&O O&O	WTNH WCTX(9)	ABC MNTV	WTNH-D2 WCTX-D2	Rewind TV Comet	(23)
33	Columbus, OH	O&O	WCMH	NBC	WCMH-D2, D3, D4	GRIT, ION, Laff	10/1/2029
34	Kansas City, MO	O&O	WDAF	FOX	WDAF-D2, D3, D4	Antenna TV, Rewind TV, TBD	(23)
35	Austin, TX	O&O O&O LSA	KXAN KBVO KNVA(12)	NBC MNTV The CW	KXAN-D2, D3, D4 KBVO-D2, D3, D4 KNVA-D2, D3, D4	Cozi TV, ION, Rewind TV, Defy Bounce, Antenna TV, Defy GRIT, Laff, Court TV	(23) (23) 8/1/2030
36	Spartanburg, SC	O&O O&O	WSPA WYCW(9)	CBS The CW	WSPA-D3 WYCW-D3	ION Rewind TV	12/1/2028 12/1/2028
40	Las Vegas, NV	O&O	KLAS	CBS	KLAS-D2, D3, D4	Rewind TV, getTV, ShopLC	(23)
42	Grand Rapids, MI	O&O O&O O&O	WOOD WOTV	NBC ABC	WOOD-D2, D3 WOTV-D2, D3, D4 WXSP-CD, D2, D3	Rewind TV, TheGrio The CW, Charge!, DABL MNTV, Nest, Comet	10/1/2029 10/1/2029 10/1/2029
43	Portsmouth, VA	O&O O&O	WAVY WVBT	NBC FOX	WAVY-D2, D3, D4 WVBT-D2, D3	Nest, getTV, ShopLC Cozi TV, Rewind TV	10/1/2028 10/1/2028
44	Harrisburg, PA	O&O	WHTM	ABC	WHTM-D2, D3, D4, D5	ION, GRIT, Laff, WLYH	(23)
45	Greensboro, NC	O&O	WGHP	FOX	WGHP-D2, D3, D4	Antenna TV, GRIT, Dabl	12/1/2028
46	Birmingham, AL	O&O	WIAT	CBS	WIAT-D2, D3, D4	ION Mystery, GRIT, Defy	4/1/2029
47	Oklahoma City, OK	O&O O&O	KFOR KAUT(6)	NBC The CW	KFOR-D2, D3, D4 KAUT-D2, D3, D4	Antenna TV, True Crime, Dabl Rewind TV, ION Mystery, Cozi TV	(23)
49	Albuquerque, NM	O&O O&O O&O LSA LSA LSA	KRQE KREZ(13) KBIM(13) KRWB(5) KWBQ(5) KASY(5)	CBS CBS CBS The CW The CW MNTV	KRQE-D2, D3 KREZ-D2 KBIM-D2 KRWB-D2 KWBQ-D2, D3, D4, D5 KASY-D2, D3, D4, D5	FOX, Bounce FOX FOX MNTV GRIT, Laff, ION, Rewind TV ION Mystery, getTV, Court TV, Antenna TV	(23)
50	Memphis, TN	O&O	WREG	CBS	WREG-D2, D3	News3, Antenna TV	8/1/2029

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation(3)	Low Power Stations / Multicast Channels	Other Affiliation(3)(4)	FCC License Expiration Date
51	New Orleans, LA	O&O O&O	WGNO WNOL	ABC The CW	WGNO-D2, D3, D4 WNOL-D2, D3, D4	Antenna TV, Rewind TV, TBD GRIT, Comet, Charge!	(23) 6/1/2029
52	Fresno, CA	O&O O&O	KSEE KGPE	NBC CBS	KSEE-D2, D3, D4 KGPE-D2, D3, D4	Bounce, GRIT, Rewind TV ION Mystery, TheGrio, Court TV	(23)
53	Providence, RI	O&O LSA	WPRI WNAC(5)	CBS FOX	WPRI-D2, D3, D4 WNAC-D2, D3, D4	MNTV, True Crime, Dabl The CW, Rewind TV, Antenna TV	(23)
54	Buffalo, NY	O&O O&O	WIVB(9) WNLO	CBS The CW	WIVB-D2 WNLO-D2	QVC Rewind TV	(23)
56	Richmond, VA	O&O	WRIC	ABC	WRIC-D2, D3, D4	Rewind TV, Cozi TV, Laff	10/1/2028
57	Mobile, AL	O&O O&O	WKRG WFNA	CBS The CW	WKRG-D2, D3, D4 WFNA-D2, D3, D4	ION, MeTV, Court TV Bounce, True Crime, GRIT	4/1/2029 4/1/2029
58	Wilkes Barre, PA	O&O LSA	WBRE WYOU(5)	NBC CBS	WBRE-D2, D3, D4 WYOU-D2, D3, D4	Laff, Rewind TV, True Crime ION Mystery, getTV, Cozi TV	(23)
59	Little Rock, AR	O&O O&O LSA LSA	KARK KARZ KLRT(5) KASN(5)	NBC MNTV FOX The CW	KARK-D2, D3, D4 KARZ-D2 KLRT-D2 KASN-D2, D3, D4, D5	Laff, GRIT, Antenna TV Bounce ION Mystery Rewind TV, ION, Defy, GRIT	6/1/2029 6/1/2029 6/1/2029 6/1/2029
60	Albany, NY	O&O LSA	WTEN WXXA(5)	ABC FOX	WTEN-D2, D3, D4 WXXA-D2, D3, D4, D5	Cozi TV, Antenna TV, ION Mystery OTB-TV, GRIT, Rewind TV, True Crime	(23)
61	Knoxville, TN	O&O	WATE	ABC	WATE-D2, D3, D4	Antenna TV, Rewind TV, Cozi TV	8/1/2029
63	Lexington, KY	O&O	WDKY	FOX	WDKY-D2, D3, D4	Rewind TV, Charge!, Comet	8/1/2029
66	Dayton, OH	O&O LSA	WDTN WBDT(9)(14)	NBC The CW	WDTN-D2, D3 WBDT-D2	ION Mystery, ION Bounce	10/1/2029 10/1/2029
67	Des Moines, IA	O&O	WHO	NBC	WHO-D2, D3, D4	Rewind TV, Antenna TV, Iowa’s Weather Channel	2/1/2030
68	Honolulu, HI	O&O O&O O&O O&O O&O O&O	KHON KHAW(15) KAII(15) KGMD(15) KGMV(15) KHII	FOX FOX FOX MNTV MNTV MNTV	KHON-D2, D3, D4 KHAW-D2, D3, D4 KAII-D2, D3, D4	The CW, GRIT, Rewind TV The CW, GRIT, Rewind TV The CW, GRIT, Rewind TV	(23)
69	Green Bay, WI	O&O	WFRV	CBS	WFRV-D2, D3, D4	Bounce, True Crime, Rewind TV	12/1/2029
70	Roanoke, VA	O&O O&O	WFXR WWCW	FOX The CW	WFXR-D2, D3, D4 WWCW-D2, D3, D4	The CW, Bounce, Quest FOX, Rewind TV, GRIT	10/1/2028 10/1/2028
72	Wichita, KS	O&O O&O O&O O&O O&O	KSNW KSNC(16) KSNG(16) KSNK(16)	NBC NBC NBC NBC	KSNW-D2, D3, D4 KSNG-D2 KSNL-LD	Telemundo, ION, True Crime Telemundo NBC	6/1/2030 (23) (23) (23) 6/1/2030
73	Springfield, MO	O&O O&O LSA	KRBK KOZL KOLR(5)	FOX MNTV CBS	KRBK-D2, D3, D4 KOZL-D2, D3, D4 KOLR-D2, D3, D4	Antenna TV, Dabl, ION ION Mystery, Bounce, Rewind TV Laff, GRIT, ShopLC	(23) 2/1/2030 2/1/2030
76	Rochester, NY	O&O	WROC	CBS	WROC-D2, D3, D4	Bounce, GRIT, ION Mystery	(23)
79	Charleston, WV	O&O	WOWK	CBS	WOWK-D2, D3, D4	ION Mystery, GRIT, Rewind TV	10/1/2028
81	Huntsville, AL	O&O O&O	WHNT WHDF	CBS The CW	WHNT-D2, D3 WHDF-D2, D3, D4	The CW, Antenna TV Court TV, Rewind TV, Charge!	4/1/2029 4/1/2029
82	Brownsville, TX	O&O O&O	KVEO KGBT	NBC MNTV	KVEO-D2 KGBT-D2, D3, D4, D5, D6	CBS Rewind TV, Comet, Estrella, ION Mystery, GRIT	8/1/2030 (23)
83	Waco-Bryan, TX	O&O O&O	KWKT KYLE	FOX MNTV	KWKT-D2, D3, D4 KYLE-D2, D3, D4	MNTV, Antenna TV, Bounce FOX, Antenna TV, Laff	(23)
85	Savannah, GA	O&O	WSAV	NBC	WSAV-D2, D3, D4	The CW, Court TV/MNTV, Laff	(23)
86	Colorado Springs, CO	O&O O&O	KXRM	FOX	KXRM-D2, D3, D4 KXTU-LD, D2, D3, D4	The CW, ION, ION Mystery The CW, Bounce, Laff, Antenna TV	(23)
87	Syracuse, NY	O&O	WSYR	ABC	WSYR-D2, D3, D4	Antenna TV, Bounce, Laff	(23)
88	Charleston, SC	O&O	WCBD	NBC	WCBD-D2, D3, D4	The CW, ION, Laff	12/1/2028
89	El Paso, TX	O&O	KTSM	NBC	KTSM-D2, D3, D4	Estrella, ION Mystery, Laff	(23)
91	Champaign, IL	O&O O&O	WCIA WCIX	CBS MNTV	WCIA-D2, D3, D4 WCIX-D2, D3, D4	MNTV, Bounce, GRIT CBS, ION Mystery, Laff	(23) 12/1/2029
92	Shreveport, LA	O&O O&O LSA	KTAL KSHV KMSS(5)	NBC MNTV FOX	KTAL-D2, D3, D4 KSHV-D2, D3, D4 KMSS-D2	Laff, Cozi TV, HSN ION Mystery, ION, Quest Rewind TV	(23) 6/1/2029 6/1/2029

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation(3)	Low Power Stations / Multicast Channels	Other Affiliation(3)(4)	FCC License Expiration Date
93	Burlington, VT	O&O LSA	WFFF WVNY(5)	FOX ABC	WFFF-D2, D3,D4 WVNY-D2, D3, D4	ION Mystery, Bounce, Antenna TV Laff, GRIT, Quest	(23)
95	Baton Rouge, LA	O&O O&O O&O LSA	WGMB WVLA(17)	FOX NBC	WGMB-D2, D3 WBRL-CD KZUP-CD WVLA-D2, D3	The CW, Cozi TV The CW Independent Laff, ION	6/1/2029 (23) 6/1/2029 6/1/2029
96	Fayetteville, AR	O&O O&O O&O	KFTA KNWA KXNW	FOX NBC MNTV	KFTA-D2, D3, D4, D5 KNWA-D2, D3, D4 KXNW-D2, D3, D4	NBC, ION Mystery, Court TV, MNTV FOX, Laff, GRIT Rewind TV, Comet, Bounce	(23) (23) 6/1/2029
98	Jackson, MS	O&O	WJTV	CBS	WJTV-D2, D3, D4	The CW, ION, Court TV	6/1/2029
99	Myrtle Beach-Florence, SC	O&O	WBTW	CBS	WBTW-D2, D3, D4	MNTV/Antenna TV, ION, ION Mystery	12/1/2028
101	Tri-Cities, TN-VA	O&O	WJHL	CBS	WJHL-D2, D3	ABC, Antenna TV	8/1/2029
102	Greenville, NC	O&O	WNCT	CBS	WNCT-D2, D3, D4	The CW, Rewind TV, ION Mystery	12/1/2028
104	Quad Cities, IL	O&O O&O LSA	WHBF KGCW KLJB(5)	CBS The CW FOX	WHBF-D2, D3, D4 KGCW-D2, D3, D4 KLJB-D2, D3, D4	Court TV, GRIT, ION Mystery ThisTV, Laff, CBS MeTV, Rewind TV, Bounce	12/1/2029 2/1/2030 (23)
107	Evansville, IN	O&O LSA	WEHT WTVW(5)	ABC The CW	WEHT-D2, D3, D4 WTVW-D2, D3, D4	Laff, Cozi TV, Rewind TV Bounce, ION Mystery, ION	8/1/2029 8/1/2029
108	Ft. Wayne, IN	O&O	WANE	CBS	WANE-D2, D3, D4	ION, Laff, ION Mystery	8/1/2029
109	Tyler-Longview, TX	O&O O&O LSA	KETK KFXK(17)	NBC FOX	KETK-D2, D3, D4 KTPN-LD KFXK-D2, D3, D4	GRIT, ION, Antenna TV MNTV MNTV, ION Mystery, Laff	(23) 8/1/2030
110	Augusta, GA	O&O	WJBF	ABC	WJBF-D2, D3, D4	MeTV, ION, ION Mystery	4/1/2029
111	Sioux Falls, SD	O&O O&O O&O	KELO KDLO(18) KPLO(18)	CBS CBS CBS	KELO-D2, D3, D4 KDLO-D2, D4 KPLO-D2	MNTV, ION, The CW MNTV, The CW MNTV	4/1/2030 (23) 4/1/2030
112	Altoona, PA	O&O	WTAJ	CBS	WTAJ-D2, D3, D4	ION Mystery, Laff, GRIT	(23)
113	Lansing, MI	O&O LSA	WLNS(9) WLAJ(5)	CBS ABC	WLAJ-D2	The CW	10/1/2029 10/1/2029
115	Springfield, MA	O&O	WWLP	NBC	WWLP-D2, D3, D4	The CW, ION, ION Mystery	(23)
117	Youngstown, OH	O&O O&O LSA	WKBN(9) WYTV(14)	CBS ABC	WKBN-D2 WYFX-LD, D2, D3, D4, D5, D6 WYTV- D2	FOX FOX, MNTV, ION, Bounce, Laff, Antenna TV MNTV	10/1/2029 10/1/2029 10/1/2029
123	Peoria, IL	O&O LSA	WMBD WYZZ(19)	CBS FOX	WMBD-D2, D3, D4	Bounce, Laff, ION Mystery	12/1/2029 (23)
124	Bakersfield, CA	O&O O&O	KGET	NBC	KGET-D2, D3, D4 KKEY-LP	The CW, Telemundo, Laff Telemundo	(23)
125	Lafayette, LA	O&O	KLFY	CBS	KLFY-D2, D3, D4	Dabl, ION, Laff	6/1/2029
126	Columbus, GA	O&O	WRBL	CBS	WRBL-D2, D3, D4	Rewind TV, ION, Laff	4/1/2029
129	La Crosse, WI	O&O O&O	WLAX WEUX(20)	FOX FOX	WLAX-D2, D3, D4 WEUX-D2, D3, D4	Antenna TV, Laff, GRIT Antenna TV, ION Mystery, Bounce	12/1/2029 12/1/2029
131	Amarillo, TX	O&O O&O LSA	KAMR KCIT(5)	NBC FOX	KAMR-D2, D3, D4 KCPN-LP-D2 KCIT-D2, D3, D4	MNTV, Laff, Antenna TV MNTV, Rewind TV GRIT, ION Mystery, Bounce	(23)
137	Rockford, IL	O&O LSA	WQRF WTVO(5)	FOX ABC	WQRF-D2, D3, D4 WTVO-D2, D3, D4	Bounce, ION Mystery, Rewind TV MNTV, Laff, GRIT	12/1/2029 12/1/2029
140	Topeka, KS	O&O O&O LSA	KSNT KTKA(14)	NBC ABC	KSNT-D2, D3, D4 KTMJ-CD, D2, D3, D4 KTKA-D2, D3, D4	FOX, ION, Bounce FOX, ION Mystery, GRIT, Laff Rewind TV, The CW, Antenna TV	6/1/2030 (23) 6/1/2030
141	Lubbock, TX	O&O LSA	KLBK KAMC(5)	CBS ABC	KLBK-D2, D3, D4 KAMC-D2, D3, D4	Court TV, Antenna TV, Rewind TV ION Mystery, Bounce, QVC2	8/1/2030 (23)
142	Monroe, LA	O&O LSA	KARD KTVE(5)	FOX NBC	KARD-D2, D3, D4 KTVE-D2, D3, D4	Bounce, GRIT, Antenna TV KARD, Laff, ION Mystery	6/1/2029 6/1/2029
145	Minot-Bismarck, ND	O&O O&O O&O O&O	KXMB(21) KXMC KXMD(21) KXMA	CBS CBS CBS The CW	KXMB-D2, D3, D4 KXMC-D2, D3, D4 KXMD-D2, D3, D4 KXMA-D2, D3, D4	The CW, Laff, ION Mystery The CW, Laff, ION Mystery The CW, Laff, ION Mystery CBS, Laff, ION Mystery	4/1/2030 4/1/2030 4/1/2030 (23)
147	Midland, TX	O&O LSA	KMID KPEJ(5)	ABC FOX	KMID-D2, D3, D4 KPEJ-D2, D3	Laff, ION Mystery, GRIT Estrella, Rewind TV, Antenna TV	8/1/2030 (23)
148	Panama City, FL	O&O	WMBB	ABC	WMBB-D2, D3, D4	The CW, Laff, ION Mystery	2/1/2029
149	Wichita Falls, TX	O&O O&O LSA	KFDX KJTL(5)	NBC FOX	KFDX-D2, D3, D4 KJBO-LP KJTL-D2, D3, D4	MNTV, Laff, Antenna TV MNTV GRIT, Bounce, ION Mystery	(23)
150	Sioux City, IA	O&O	KCAU	ABC	KCAU-D2, D3, D4	ION Mystery, Laff, Bounce	2/1/2030
151	Joplin, MO	O&O LSA	KSNF KODE(5)	NBC ABC	KSNF-D2, D3, D4 KODE-D2, D3, D4	Laff, ION Mystery, Antenna TV GRIT, Bounce, ION	2/1/2030 2/1/2030

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation(3)	Low Power Stations / Multicast Channels	Other Affiliation(3)(4)	FCC License Expiration Date
153	Erie, PA	O&O LSA	WJET WFXP(5)	ABC FOX	WJET-D2, D3, D4 WFXP-D2, D3, D4	Laff, ION Mystery, Cozi TV GRIT, Bounce, Antenna TV	(23)
159	Terre Haute, IN	O&O LSA	WTWO WAWV(5)	NBC ABC	WTWO-D2, D3, D4 WAWV-D2, D3, D4	Laff, ION Mystery, Antenna TV GRIT, Bounce, Rewind TV	8/1/2029 8/1/2029
162	Binghamton, NY	O&O O&O	WIVT	ABC	WIVT-D2, D3, D4 WBGH-CD, D2	NBC, Laff, ION Mystery NBC, ABC	(23)
163	Wheeling, WV	O&O	WTRF	CBS	WTRF-D2, D3, D4	MNTV, ABC, ION Mystery	10/1/2028
165	Billings, MT	O&O LSA	KSVI KHMT(5)	ABC FOX	KSVI-D2(6), D3, D4 KHMT-D2, D3, D4	The CW, ION Mystery, Antenna TV Court TV, Laff, ION	4/1/2030 (23)
166	Beckley, WV	O&O	WVNS	CBS	WVNS-D2	FOX	10/1/2028
167	Abilene, TX	O&O LSA	KTAB KRBC(5)	CBS NBC	KTAB-D2, D3, D4 KRBC-D2, D3, D4	Telemundo, ION Mystery, ION GRIT, Laff, Bounce	(23)
168	Hattiesburg, MS	O&O	WHLT	CBS	WHLT-D2, D3, D4	The CW, ION, ION Mystery	6/1/2029
169	Rapid City, SD	O&O	KCLO	CBS	KCLO-D2, D3, D4	The CW, ION, ION Mystery	(23)
170	Dothan, AL	O&O	WDHN	ABC	WDHN-D2, D3, D4	ION Mystery, Laff, Antenna TV	4/1/2029
171	Utica, NY	O&O O&O LSA	WFXV WUTR(5)	FOX ABC	WFXV-D2, D3 WPNY-LP WUTR-D2, D3, D4	ION Mystery, Laff MNTV MNTV, GRIT, Bounce	(23)
172	Clarksburg, WV	O&O	WBOY	NBC	WBOY-D2, D3, D4	ABC, ION Mystery, Laff	10/1/2028
175	Jackson, TN	O&O	WJKT	FOX	WJKT-D2, D3, D4	ION Mystery, Laff, GRIT	8/1/2029
178	Elmira, NY	O&O	WETM	NBC	WETM-D2, D3, D4	Antenna TV, Laff, ION Mystery	(23)
179	Watertown, NY	O&O	WWTI	ABC	WWTI-D2, D3, D4	The CW, Laff, ION Mystery	(23)
181	Marquette, MI	O&O	WJMN	MNTV	WJMN-D2, D3, D4	ION Mystery, Laff, Bounce	10/1/2029
182	Alexandria, LA	O&O	WNTZ	FOX	WNTZ-D2, D3, D4	Bounce, ION Mystery, Laff	6/1/2029
187	Grand Junction, CO	O&O O&O O&O LSA	KREX KREY(22) KFQX(5)	CBS CBS FOX	KREX-D2, D3, D4 KREY-D2, D3, D4 KGJT-CD KFQX-D2, D3, D4	Laff, MNTV, Bounce FOX, ION Mystery, GRIT MNTV CBS, ION Mystery, GRIT	4/1/2030 4/1/2030 4/1/2030 (23)
197	San Angelo, TX	O&O LSA	KLST KSAN(5)	CBS NBC	KLST-D2, D3, D4 KSAN-D2, D3, D4	ION Mystery, GRIT, Antenna TV Laff, Bounce, ION	(23) 6/1/2029

(1)
Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: 2023-2024 Nielsen Local Television Market Universe Estimates, as published by The Nielsen Company.
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
(6)
WPHL, KRON, WTTA, KAUT and KSVI-D2 became affiliates of the CW Network on September 1, 2023.
(7)
Although WDVM is located within the Washington, D.C. DMA, its signal does not reach the entire Washington, D.C. metropolitan area. WDVM serves the Hagerstown, MD sub-market within the DMA. WDVM is the only commercial station licensed in the city of Hagerstown.
(8)
In January 2024, Nexstar entered into a time brokerage agreement with KAZT-TV. KAZT became an affiliate of the CW Network on February 1, 2024.
(9)
These stations are operating under channel sharing arrangements with another Company station in the same market.
(10)
Nexstar acquired WSNN-LD on July 20, 2023.
(11)
Nexstar acquired KUSI-TV from McKinnon Broadcasting on August 31, 2023.
(12)
KNVA is owned by 54 Broadcasting, a subsidiary of Vaughan Media LLC (“Vaughan”).
(13)
KREZ and KBIM operate as satellite stations of KRQE.
(14)
These stations and related multicast channels are owned by Vaughan.
(15)
KHAW and KAII operate as satellite stations of KHON. KGMD and KGMV are satellites of KHII.
(16)
KSNC, KSNG and KSNK operate as satellite stations of KSNW.
(17)
These stations and related multicast channels are owned by White Knight Broadcasting (“White Knight”).
(18)
KDLO and KPLO operate as satellite stations of KELO.
(19)
WYZZ is owned by Cunningham Broadcasting Corporation.
(20)
WEUX operates as a satellite station of WLAX.
(21)
KXMB and KXMD operate as satellite stations of KXMC.
(22)
KREY operates as a satellite station of KREX.
(23)
Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, the license expiration date is automatically extended pending FCC review of and action on the renewal application.

Network Affiliations

All, except three, of the full power television stations that we own and operate, program or provide sales and other services to are currently affiliated with a network pursuant to an affiliation agreement. The agreements with CBS, FOX, NBC, ABC, and The CW are the most significant to our operations. The current terms of these agreements expire as discussed below:

Network Affiliation	Expiration Date
CBS	49 agreements expire in June 2024.
NBC	35 agreements expire in December 2024.
The CW	Of the 28 agreements, 27 expire in August 2025 and one(1) expires in December 2026.
MNTV	15 agreements expire in August 2025.
FOX	Of the 42 agreements, 41 expire in August 2026 and one(1) expires in December 2024.
ABC	29 agreements expire in December 2026.

(1)
This affiliation agreement is owned by a station to which we provide sales and other services. We do not consolidate this station in our financial statements due to lack of a deemed controlling financial interest under U.S. GAAP.

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

Networks

We own, operate or have an ownership interest in the following:

Network / Entity	Network Type	Description	% Owned by Nexstar	U.S. TV Households Reached (1) (in millions)	% of U.S. TV Households (1) (Broadcast)	% of Multi-channel Households (1) (PayTV)
The CW Network	Broadcast	Fifth major broadcast network in the U.S.	75%	125	100%	--
NewsNation	PayTV	National cable news network	100%	69	--	92%
Antenna TV	Broadcast	Multicast entertainment network	100%	125	100%	--
REWIND TV	Broadcast	Multicast entertainment network	100%	66(2)	53%(2)	--
TV Food Network	PayTV	Food Network and Cooking Channel	31.3%	70 and 34	--	94% and 45%
(1)
Source: Nielsen, December 2023
(2)
Source: Internal estimates

The CW. The CW is one of America’s major broadcast networks and reaches 100% of US television households. The CW delivers 15 hours of primetime entertainment programming and three hours of children’s programming per week in addition to over 300 hours of sports per year as the broadcast home to LIV Golf, ACC football and basketball games, Inside the NFL, WWE NXT beginning in 2024 and NASCAR Xfinity Series beginning in 2025. For its smaller market affiliates, CWPlus supplements The CW programming with additional syndicated content to provide 24 hours of programming, seven days per week. The fully ad-supported CW App, with more than 100 million downloads to date, is available for free to consumers on all major platforms and is home to the latest episodes and seasons of The CW’s primetime programming, live streaming of LIV Golf tournaments and a library of entertaining film and television content for on-demand viewing.

NewsNation. NewsNation is a national cable news network which primarily delivers national news programming supplemented by quality television series. NewsNation is the fastest-growing national cable news network in primetime reaching 69 million television households across the United States. Validated by independent watchdog groups, NewsNation is America’s source for engaging and unbiased news, which reflects the full range of perspectives across the country. The network draws on the local and national expertise of Nexstar’s 6,000 journalists in 110 newsrooms across the country. NewsNation is available on every major cable and satellite provider, streaming platforms including YouTubeTV, Hulu, DirecTV Stream, FuboTV and Sling, online at www.newsnationnow.com, and on the NewsNationNow app available on Android and iOS.

Antenna TV and REWIND TV. Antenna TV and REWIND TV are multicast networks reaching 100% and over 50% of U.S. television households. The networks primarily air sitcom hits from the 1950s through the 1990s.

TV Food Network. We also hold a 31.3% interest in TV Food Network, which annually distributes significant cash flow to us. TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, offering quality television, video, internet and mobile entertainment and information focusing on food and entertaining. During 2023, we received cash distributions from TV Food Network totaling $270 million. Our partner in TV Food Network is Warner Bros. Discovery, Inc., which owns a 68.7% interest in TV Food Network and operates the networks on behalf of the partnership.

Digital Assets

Our digital businesses include video and display advertising platforms that are delivered locally or nationally through our own and various third-party websites, mobile and over-the-top (“OTT”) applications, other digital media solutions to media publishers and advertisers and a consumer product reviews platform. Our digital assets include 140 local websites, 278 mobile applications, 25 connected television applications, six free-ad supported television (“FAST”) channels representing content from our local television stations, The CW, NewsNation, The Hill, and BestReviews, and a suite of advertising solutions.

The Hill. The Hill is the nation’s leading digital-first political news brand and the definitive source for non-partisan political news and information. Inside the Beltway it’s known as an essential, agenda-setting read for lawmakers and influencers. Beyond the Capitol, millions of Americans turn to The Hill to decode how events in Washington will impact their communities and lives.

BestReviews. BestReviews is a leading consumer product recommendations company which simplifies the way consumers buy products and services across thousands of categories by independently researching, analyzing, and testing products and recommending the best picks. BestReviews monetizes its content through a revenue share model with its retail partners against all sales generated by BestReviews.

Operating Model

Our primary sources of revenue include contractual distribution revenue from retransmission consent and carriage agreements with MVPDs, such as cable and satellite providers, and OVDs, companies that provide video content through internet streaming either directly or via our network affiliation partners, as well as affiliation fees from local affiliates of The CW; the sale of commercial air time by the stations to local advertisers; the sale of commercial airtime by the stations and by our broadcast and cable networks to national advertisers; the sale of advertising on the stations’ websites, on our other owned or third party websites, and through mobile and OTT applications and other digital advertising solutions.

Our primary operating expenses include programming, newsgathering, production and promotion, employee salaries and benefits, sales commissions, digital cost of goods sold and content creation costs, and other administrative and corporate expenses. A large percentage of the costs involved in our operations is relatively fixed.

We seek to grow our revenue, net income, EBITDA and cash flow by continuing to provide high quality programming that attracts and engages audiences as our reach and consumer engagement are important to our distribution partners and advertisers. We use our industry-leading scale to assist us in securing distribution revenue streams, to provide advertisers with solutions across geographies and media types to engage both local and national audiences at scale and to leverage costs against a broader platform. In addition, we plan to continue to acquire or invest in businesses that can benefit from our scale, asset mix and record of management and cost discipline.

Distribution

We receive compensation from cable, satellite and other MVPDs and OVDs in return for our consent to the retransmission of the signals of our television stations and the carriage of NewsNation. Distribution revenues primarily represent payments from the MVPDs and OVDs and are typically based on the number of subscribers they have. Our successful negotiations related to these distribution agreements produce meaningful recurring revenue streams. We also generate distribution revenues from programmers who lease the use of our spectrum in selected local markets to air their content on our multicast streams.

Advertising

Our advertising revenue is primarily derived from the sale of local and national advertising on our stations, networks, websites, apps and other digital platforms or via third party media.

Advertising revenue is positively affected by a strong economy. Conversely, declines in advertising budgets of advertisers, particularly in recessionary periods, adversely affect the broadcast industry and, as a result, may contribute to a decrease in our advertising revenue. In even-numbered years we generate substantial advertising revenue from the political advertising we sell to candidates, political action committees and political parties. Advertising revenue is also positively affected by certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season.

Local advertising is sold by each station’s local sales staff who call upon advertising agencies and local businesses. Compared to revenue from national advertising accounts, revenue from local advertising is generally more stable and predictable. In 2023, national and political advertising was sold through third party national sales representative firms which call upon advertising agencies. Beginning in January 2024, our national advertising is sold through our national sales division. We continue to sell our political advertising inventory through third party national sales representative firms. Digital advertising that is not sold through our local and national sales teams is typically sold via programmatic exchanges.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience based on program popularity. The popularity of our programming has an effect on the rates we can secure from our distributors and a direct effect on the advertising rates we can charge our advertisers. We compete against other broadcast television programming, cable and satellite television programming as well as the direct-to-consumer programming provided via a variety of streaming services, including some of the broadcast television networks with which our stations are affiliated. Other sources of competition for audience include the internet, gaming devices, home entertainment systems and video-on-demand. The CW, our broadcast television network, competes with other broadcast networks and other video programming for viewers and NewsNation, our growing national cable news network, competes with other established national news networks such as CNN, FOX News and MSNBC for viewers.

Programming. Our local television stations compete for syndicated programming from national program distributors or syndicators and compete to secure broadcast rights for regional and local sporting events. We compete against in-market broadcast station operators, cable networks and streaming services for exclusive access to this programming in our markets. In a different way, our local stations also compete with other stations in their markets to provide exclusive news stories and unique features such as investigative reporting and coverage of community events to their local audience. The CW competes against other broadcast television and cable networks as well as other video providers, such as direct-to-consumer streaming platforms for television content. NewsNation competes against other cable news networks for talent and stories.

Advertising. Our stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as online media (e.g., Google, Meta, Tiktok, Snapchat, etc.), OVDs, MVPDs, radio stations, newspapers, outdoor advertising, and direct mail, among others. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas. The CW also competes for advertising revenue with other broadcast networks and other distribution technologies. NewsNation also competes for advertising revenue with other advertising media and with other established national networks such as CNN, FOX News and MSNBC.

Federal Regulation

Television broadcasting is subject to the jurisdiction of the Federal Communications Commission (the “FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The following is a brief discussion of certain provisions of the Communications Act and the FCC’s regulations and policies that affect our operations. These rules are subject to change, which may affect our operations.

FCC Licenses, Renewals and Transfers

License Grant and Renewal. The Communications Act requires broadcast stations to operate under licenses issued by the FCC. Television broadcast licenses are granted for a maximum term of eight years and may be renewed upon application to the FCC. The FCC grants an application for license renewal if the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules and the licensee committed no other violations which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. We consistently have received renewals and approvals in the past and are permitted to continue operations when renewal is delayed; however, there are no assurances that this will be the case in the future.

Station Transfer. The Communications Act prohibits the assignment or the transfer of control of a broadcast station’s FCC license without prior FCC approval.

Foreign Ownership Restrictions

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations, generally prohibiting more than 20% non-U.S. ownership (by vote and by equity) in a U.S. broadcast licensee or more than 25% indirect foreign ownership or control of such licensee through a parent company. The FCC will entertain and may authorize, on a case-by-case basis, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees.

Multiple Ownership Rules

The FCC multiple ownership rules restrict the number of television stations in which a single person or entity may have an “attributable interest.”

Ownership Attribution. For purposes of determining compliance with the multiple ownership rules, the FCC rules consider the “attributable interests” in a broadcast station licensee held by an individual or entity. The following are considered “attributable interests”: (i) for corporations, officership, directorship and voting stock interests of 5% or more (20% or more in the case of certain passive investors), (ii) for partnerships and limited liability companies, any limited partnership interest or limited liability company interest, unless properly “insulated” from involvement in the partnership’s media activities, and any general partnership interest, and (iii) more than 33% of a licensee’s total assets (defined as total debt plus total equity), if the holder of such interest also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules. If a shareholder of Nexstar holds a voting stock interest of 5% or more (20% or more in the case of certain passive investors), we must report that shareholder, its parent entities, and attributable individuals and entities of both, as attributable interest holders in Nexstar.

Local Television Multiple Ownership (Duopoly) Rule. Under the local television multiple ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a DMA if (i) the two stations do not have overlapping service areas, or (ii) at least one of the two stations is not ranked among the top four stations in the DMA in terms of audience share (subject to certain exceptions based on a case-by-case determination). The duopoly rule also allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt.

In certain markets, the Company owns and operates both full-power and low-power television (“LPTV”) broadcast stations. The FCC’s rules and policies regarding ownership of television stations in the same market and nationally generally apply only to full-power television stations. In 2023, the FCC extended the duopoly rule to prohibit, in certain circumstances, the acquisition of a network affiliation that would establish a “top four” combination involving a network-affiliated LPTV station or digital multicast stream.

National Television Multiple Ownership Rule. The FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. When calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule and the proceeding remains open.

Local Service Agreements. The FCC applies the local television ownership limits to a non-owned station when the owner of a station in the same market provides more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 (“grandfathered LMAs”) are exempt from this attribution rule until the FCC determines otherwise. This “grandfathering” is subject to possible extension or termination in a future FCC review. Nexstar is currently a party to certain grandfathered LMAs.

Under current FCC rules, joint sales agreement (“JSAs”) and shared services agreements (“SSAs”) between independently owned television stations that do not exceed the programming threshold noted above are non-attributable but must be publicly disclosed, and the FCC may in the future consider regulations with respect to such agreements. Nexstar is currently a party to certain JSA and SSA agreements whereby it provides services to independently owned stations.

Quadrennial Review of Media Ownership Rules. The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds are no longer “necessary in the public interest as a result of competition.” In December 2023, the FCC issued an order concluding its 2018 quadrennial review. The order retained the local television ownership rule without deregulatory changes while extending the rule to prohibit, in certain circumstances, the acquisition of a network affiliation that would establish a “top four” combination involving a network affiliated LPTV station or digital multicast stream. The FCC’s 2018 quadrennial review order is subject to appeal, and in addition, the 2022 quadrennial review is currently pending. Thus, the media ownership rules may be subject to change in response to current or future quadrennial reviews or other proceedings.

Distribution by Multichannel Video Programming Distributors (“MVPDs”) and Online Video Distributors (“OVDs”)

MVPD Carriage of Local Television Signals. Broadcasters may obtain carriage of their television stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2026 and will be effective January 1, 2027. Mandatory carriage elections require that the MVPD carry one station programming stream and related data in the station’s local market, subject to limited exceptions. MVPDs do not pay a fee to stations that elect mandatory carriage. We and our partners have elected “retransmission consent” for all of our stations.

A broadcaster, like Nexstar, that elects retransmission consent waives its mandatory carriage rights, and the broadcaster and the MVPD must negotiate terms for carriage of the station’s signal. If a broadcaster elects to negotiate retransmission terms, it is possible that the broadcaster and the MVPD will not reach agreement and that the MVPD will not carry the station’s signal. Pursuant to the FCC rules and federal statutory law all broadcasters and MVPDs must conduct retransmission consent negotiations in “good faith,” and a broadcaster may not undertake such negotiations for third parties including VIEs in markets where that broadcaster also owns a television station. MVPDs and broadcasters may file FCC complaints against each other for violations of the good faith negotiation rules, and such complaints have been filed against Nexstar in the past. We cannot predict the impact that any such complaints may have on our operations.

MVPDs have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations, and there are still-open FCC proceedings to review these regulations.

Certain OVDs stream broadcast programming over the internet. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. The proceeding remains open.

Broadcast Transmission Standard (ATSC 3.0)

In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using a new broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as “ATSC 3.0” or “NEXTGEN TV.” The ATSC 3.0 standard provides for a more efficient use of spectrum, which could enable us to provide additional services to consumers and businesses, including additional content, interactive television, signal encryption and data transmission services. Nexstar and its partners have adopted the ATSC 3.0 technology in their stations covering over 50% of U.S. television households.

Because ATSC 3.0 is not compatible with existing television equipment, the FCC requires the stations which have adopted the ATSC 3.0 technology to continue broadcasting a substantially similar signal in the existing standard until the FCC phases out the requirement. In June 2023, the FCC issued a Third Report and Order and Fourth Further Notice of Proposed Rulemaking that extends the sunset for certain transition requirements from July 2023 to July 2027. In addition, in June 2020, the FCC adopted a Declaratory Ruling and Notice of Proposed Rulemaking declaring that local and national ownership restrictions do not apply to non-video services provided on a broadcaster’s ATSC 3.0 spectrum.

Other FCC Broadcast Regulations and Enforcement

The FCC continues to strictly enforce its regulations concerning indecency, sponsorship identification, political advertising, good faith retransmission consent negotiation, unauthorized assignments and transfers of control, multiple ownership, children’s television, environmental concerns, emergency alerting and information, equal employment opportunity, technical operating matters, antenna tower maintenance, and other matters. The FCC may impose substantial forfeitures or, in extreme cases, revoke licenses if it determines that its rules have been violated.

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

Engagement and Opportunities. With markets ranging from small to large to national, we offer a broad range of opportunities for every experience level, including for those who are just starting their broadcasting career or are ready to move to a larger market or onto the national stage. Our market diversity allows us to give our employees room to grow and progress in their careers. Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. As of December 31, 2023, our voluntary retention rate for employees was approximately 82%.

Compensation and Benefits. We offer our employees a broad range of company-paid benefits and we believe our compensation package and benefits are competitive with others in our industry. Our employee wages are competitive and consistent with employee positions, experience, knowledge and location. Annual wage increases and incentive payments are based on merit and are communicated to employees as a part of the annual review process.

Diversity and Inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe a diverse workforce fosters innovation and cultivates an environment of unique perspectives. We encourage a culture of diversity and inclusion so our employees feel respected and do not feel discriminated against. To help us achieve our diversity goals, our Diversity and Inclusion Council, a ten-member group of rotating members, regularly meets and advises senior management on ideas and initiatives to help diverse and inclusive workplace, where diverse talent can flourish and build a career. In addition, we have five Employee Resource Groups in the categories of Latinx, Women, African American, Veterans and LGBTQ+ designed to bring together employees who share similar cultures, backgrounds, and/or interests, as well as those employees who wish to provide support to that group. In order to ensure accountability in making progress in our diversity goals, a portion of our managers’ bonuses are tied to diversity metrics in their markets.

As of December 31, 2023, approximately 41% and 30% of our employees and our management (Vice Presidents and above), respectively, were women. In the U.S., approximately 26% and 11% of our employees and our management, respectively, were racially/ethnically diverse. This compares to approximately 40% of the U.S. population which is racially/ethnically diverse (source: 2020 United States Census Bureau population).

Training and Mentorship. We are committed to developing the talents of our employees and provide our employees workplace training. Our catalog of courses includes harassment prevention, diversity/equity/inclusion, ethics, managing bias, supervisor/manager skills, and health-related safety. In addition, we have a mentorship program that matches mentors and mentees across the company and provides the pairs with a 12-topic curriculum covering skills such as communications, networking, work/life balance, and goal setting. Selected Nexstar employees also participate in annual training to ensure understanding of antitrust laws and how they apply to Nexstar and media sales training program provided by The Center for Sales Strategy, a third-party vendor.

Safety and Health. We are committed to providing a safe and healthy workplace for our employees. All employees are required to comply with our safety rules and are expected to actively contribute to making our company a safer place to work. Employees must immediately report accidents, injuries, and unsafe equipment, practices or conditions to a supervisor or other designated person. Threats or acts of violence or physical intimidation are prohibited and subject to disciplinary action up to and including termination of employment.

Employees. As of December 31, 2023, we had a total of 13,294 employees, comprised of 11,877 full-time and 1,417 part-time employees. As of December 31, 2023, 1,944 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition or results of operations.

Community Outreach. We pride ourselves on the opportunities we provide for our employees to give back to their communities. At the local level, our stations are actively involved in over 1,775 community outreach initiatives in 2023. Nexstar and its partner stations work with local community groups to increase awareness, raise money and otherwise assist these local groups with their missions. Stations run promotions and air content related to the initiative and station employees participate in local events. On a companywide basis, Nexstar engages in a variety of initiatives as well, including, among others, partnering with Feeding America, the nation’s largest domestic hunger relief organization by providing air-time and financial support from 2021 – 2023; Project Roadblock, a national multiplatform program aimed at preventing drunk driving, by donating airtime and news coverage to the issue; and Remarkable Women, Nexstar’s own initiative to celebrate local women to inspire, lead and pave the way for other women to succeed, by airing content and contributing to the winners’ charitable organizations of her choice. In addition, since our 20th anniversary in June 2016 (with the exception of 2020), we organized an annual Founder’s Day of Caring, an employee-driven effort focused on local non-profits and charities. Across the country our employees take the day to contribute thousands of hours of community services. In 2023, our Founder’s Day initiatives provided nearly 17,500 hours of service in one day to the communities served by Nexstar TV stations.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov. Due to the availability of our filings on the SEC website, we do not currently make available our filings on our internet website. Upon request, we will provide free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and any other filings with the SEC. Requests can be sent to Nexstar Media Group, Inc., Attn: Investor Relations, 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Additional information about us, our stations and the stations we program or provide services to can be found on our website at http://www.nexstar.tv. We do not incorporate the information contained on or accessible through our corporate website into this Annual Report on Form 10-K.

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

Risks Related to Our Operations

•
Our distribution revenues and operating results may be adversely affected by, among other factors, declining MVPD subscribers and our inability to renew expiring distribution agreements on favorable terms or at all;
•
Our station revenues and operating results may be adversely affected if we are unable to renew our network affiliation agreements on favorable terms, or at all;
•
Our revenue and operating results may be adversely affected if we are unable to retain our largest customers, which account for a significant percentage of our total revenue, on favorable terms, or at all;
•
Our advertising revenue and operating results may be affected by economic downturns, geopolitical events and other factors outside of our control;
•
Because a significant percentage of our operating expenses are fixed, a relatively small decrease in revenue could have a significant negative impact on our operating results;
•
Our growth may be limited if we are unable to implement an acquisition strategy and our operating results may be adversely affected if we are unable to successfully integrate any future acquisition;
•
Our substantial debt and related interest expense could limit our ability to reinvest in the business, make acquisitions and/or return capital to shareholders;
•
We may not be able to generate sufficient cash flow to meet our debt service requirements;
•
We may be required to cease certain station operations if the FCC denies renewal of any of our station licenses.
•
The financial performance of our equity method investments and the performance of third-party services providers, upon which we rely but do not control, could adversely impact our results of operations;
•
The loss of the services of our chief executive officer could disrupt management of our business and impair the execution of our business strategies;
•
Our operating results could be adversely affected if the owners of the VIEs make decisions regarding the operation of their respective stations that adversely impact their operating results and reduce payments due to us under our local service agreements;
•
Future impairment charges could adversely affect our operating results;
•
Changes in deferred tax asset assets or valuation allowances as a result of tax law changes could affect our operating results;
•
We may face additional tax liabilities stemming from proposed and ongoing tax audits;
•
Our pension and postretirement benefit plan obligations may be increased by a declining stock market and lower interest rates;
•
Adverse results from litigation or governmental investigations involving us could impact our business practices and operating results;

•
Any decrease in our dividend payments or suspension of our dividend payments or stock repurchases could cause our stock price to decline;
•
We may not be able to adequately protect the intellectual property and other proprietary rights that are material to our business; and
•
Cybersecurity risks could adversely affect our operating effectiveness and operating results.

Risks Related to Our Industry

•
Intense competition in the television industry and alternative forms of media could limit our growth and profitability;
•
New or changed federal statutes, legislation and regulations could significantly impact our operations or the television broadcasting industry as a whole; and
•
We are subject to foreign ownership limitations which limit foreign investments in us.

Risks Related to Tribune Publishing’s Spin-Off

•
Tribune may be required to pay substantial U.S. federal income taxes if the Tribune Publishing spin-off does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code;

Risks Related to Our Operations

Our distribution revenues and operating results may be adversely affected by, among other factors, declining MVPD subscribers and our inability to renew expiring distribution agreements on favorable terms or at all.

A significant portion of Nexstar’s revenue comes from its retransmission consent and carriage agreements with MVPDs (mainly cable and satellite television providers) and OVDs. These agreements permit the distributors to retransmit our stations’ and our cable and broadcast networks’ signals to their subscribers in exchange for the payment of compensation to us. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations. In addition, occasionally these negotiations result in a temporary removal of our stations from the distributor’s service which disruption could have an adverse effect on our operating results.

Though we are typically able to renegotiate our retransmission consent agreements on favorable terms, the payments due to us under these agreements are customarily based on a price per subscriber of the applicable distributor. In the past several years, the number of subscribers to MVPDs has declined as the growth of direct internet streaming of video programming to televisions and mobile devices has led consumers to discontinue their cable or satellite service subscriptions. As our retransmission consent agreements include payment terms by subscriber numbers, if the rate of reductions in the number of MVPD subscribers increases, this could also have an adverse effect on our business revenues, financial condition and results of operations. Also, refer to “Risks Related to Our Industry—Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

Our affiliation agreements with the “Big 4” broadcast networks (ABC, CBS, NBC and FOX) include terms that limit our ability to grant retransmission consent rights to OVDs and other service providers that provide video streaming to consumers. As a result, the Big 4 networks generally negotiate directly with OVDs for carriage of their local affiliate stations, including certain of our stations. The terms the networks negotiate may be unfavorable or unacceptable to us, as a result of which we may receive reduced revenue from our stations’ carriage on OVDs or may choose not to permit an OVD’s carriage of our stations at all, which could materially reduce this revenue source to the Company if we cannot reduce network affiliation fees or generate additional revenue streams from other relationships we have with the Big 4 networks and OVDs, and could have an adverse effect on our business, financial condition and results of operations.

Our station revenues and operating results may be adversely affected if we are unable to renew our network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All but three of the stations that we operate or provide services to have network affiliation agreements which have expiration/renewal dates at various times through December 2026. In order to renew certain of our affiliation agreements, we may be required to make increased payments to the networks and to accept other modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments, resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1, “Business—Network Affiliations.”

Our revenue and operating results may be adversely affected if we are unable to retain our largest customers, which account for a significant percentage of our total revenue, on favorable terms, or at all.

During the years ended December 31, 2023, 2022 and 2021, the Company’s revenues from two customers exceeded 10%. Each of these customers represented approximately 12% and 14% for 2023, 10% and 11% for 2022, and 12% and 13% for 2021, of the Company’s consolidated net revenues. The loss of or disruption in our relationship with one or more of our major customers could have a material adverse effect on our business, operating results, or financial condition. In addition, any consolidation of our customers could reduce the number of customers to whom our services could be sold and increase our revenue concentration.

Our advertising revenue and operating results may be affected by economic downturns, geopolitical events and other factors outside of our control.

We derive a significant amount of our revenue from the sale of television and digital advertising. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including: the health of the economy; the popularity of our programming, including trust in news organizations; fluctuations in pricing for advertising; the activities of our competitors; and the amount of demand for political advertising in election years. Because businesses generally reduce their advertising budgets during economic recessions or downturns, our reliance upon advertising revenue makes our operating results susceptible to prevailing economic conditions. In addition, our programming may not attract sufficient targeted viewership, and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. Further, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

In addition, the Company may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack or by coverage of local disasters such as tornados and hurricanes.

Because a significant percentage of our operating expenses are fixed, a relatively small decrease in revenue could have a significant negative impact on our operating results.

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

Our growth may be limited if we are unable to implement an acquisition strategy and our operating results may be adversely affected if we are unable to successfully integrate any future acquisition.

Historically, we achieved much of our growth through acquisitions. We intend to continue our growth by selectively pursuing acquisitions of businesses that leverage our platform, scale and capabilities. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.

Current and future changes to rules and policies of the FCC and other regulatory authorities which limit the ownership of television stations may also make it more difficult for us to acquire additional television stations. Additionally, our television acquisitions over the past several years have significantly increased our national audience reach to a level that is at the national television ownership limit imposed by the Communications Act and FCC rules. This may restrict our future television station acquisitions and may require us to divest current stations in connection with any acquisition in order to comply with the national television ownership limit. For more information see “Federal Regulation.”

There are a number of risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that: we may not be able to manage the increased reporting and administrative demands; we may not be able to successfully reduce costs, increase revenue or audience or realize anticipated synergies and economies of scale with respect to any acquired business; we may not be able to generate adequate returns on our acquisitions or investments; we may encounter and fail to address risks or other problems associated with or arising from our reliance on the representations and warranties and related indemnities, if any, provided to us by the sellers of acquired companies; an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities; our management may be reassigned from overseeing existing operations by the need to integrate the acquired business; we may experience difficulties integrating operations and systems, as well as company policies and cultures; we may be unable to retain and grow relationships with the acquired company’s key customers; we may fail to retain and assimilate employees of the acquired business; and problems may arise in entering new markets in which we have little or no experience. The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition.

Our substantial debt and related interest expense could limit our ability to reinvest in the business, make acquisitions and/or return capital to shareholders.

As of December 31, 2023, the Company had $6.8 billion of debt, which represented 74.8% of the total combined capitalization. Of the Company’s $6.8 billion of debt, $4.1 billion is floating rate debt for which the Company pays interest based on a spread to current SOFR rates. As SOFR has increased, the Company’s interest expense has also increased, reducing the amount of cash flow from operations the Company has available to reinvest in its operations, make acquisitions or return to shareholders. The Company’s high level of debt could have other important consequences for its business, including: limiting the Company’s ability to borrow additional funds or obtain additional financing in the future; using cash from operations to reduce indebtedness instead of reinvesting in the business, making acquisitions or returning capital to shareholders; limiting the Company’s flexibility to plan for and react to changes in its business and its industry; and impairing our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

The terms of the Company’s debt instruments contain various maintenance or other restrictive covenants customary for arrangements of these types. The restrictive covenants restrict our ability to, among other things incur additional debt and issue preferred stock; pay dividends and make other distributions; make investments and other restricted payments; make acquisitions; merge, consolidate or transfer all or substantially all of our assets; enter into sale and leaseback transactions; create liens; sell assets or stock of our subsidiaries; and enter into transactions with affiliates. Nexstar’s senior secured credit facility requires us to maintain or meet certain financial ratios, including a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. Because of these restrictions and covenants, management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facilities, as well as the indentures governing Nexstar’s senior unsecured notes, limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, it would become even more susceptible to the leverage-related risks described above.

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

We may be required to cease certain station operations if the FCC denies renewal of any of our station licenses.

The FCC generally grants an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. While a majority of renewal applications are routinely granted under this standard, if we fail to meet this standard the FCC may condition or shorten renewal or, in a worst case, deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. The Company expects the FCC to grant pending and future renewal applications for its stations in due course but cannot provide any assurances that the FCC will do so. See “Federal Regulation—FCC Licenses, Renewals and Transfers.”

The financial performance of our equity method investments and the performance of third-party services providers, upon which we rely but do not control, could adversely impact our results of operations.

We have significant investments in businesses (primarily our 31.3% interest in TV Food Network) that we account for under the equity method of accounting. For the year ended December 31, 2023, our income from equity investments from TV Food Network was $177 million and we received cash distributions of $270 million. If the change in earnings and distributions from our equity investments are material in any year, those changes may have a material effect on our net income, cash flows, financial condition and liquidity. We do not control the day-to-day operations of our equity method investments or have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations and cash flows. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations, our cash flows and the value of our investment.

In addition, we rely on a number of third parties service providers, including software providers and large technology companies, to enable or perform many core business operations, some of which are specialized services provided by small companies. If these providers are unable to meet our needs or change the way they perform their services, we could be adversely affected.

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

Our operating results could be adversely affected if the owners of the VIEs make decisions regarding the operation of their respective stations that adversely impact their operating results and reduce payments due to us under our local service agreements.

The VIEs are each 100% owned by independent third parties. We have entered into local service agreements with the VIEs, pursuant to which we provide services to their stations. In return for the services we provide, we receive substantially all of the consolidated VIEs’ available cash, after satisfaction of their operating costs and any debt obligations. In addition, Nexstar (excluding The CW) guarantees the full payment of all of the obligations incurred under one of our VIEs’ (Mission) senior secured credit facility in the event of default. See “Stations.”

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

Future impairment charges could adversely affect our operating results.

As of December 31, 2023, $8.0 billion, or 66.2%, of the Company’s combined total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. During the fourth quarter of 2023, Nexstar recorded a $35 million impairment of goodwill and finite-lived intangible assets attributable to a digital business. The Company regularly tests its goodwill and other intangible assets for impairment. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations. See “Critical Accounting Estimates—Valuation of Goodwill and Intangible Assets.”

Changes in deferred tax assets or valuation allowances as a result of tax law changes could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2023, based on projected future income, approximately $185 million of the Company’s deferred tax assets, net of valuation allowance, primarily related to NOLs attributable to a consolidated VIE, will more likely than not be realized in the future. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets. See “Critical Accounting Estimates—Income Taxes.”

We may face additional tax liabilities stemming from proposed and ongoing tax audits.

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

On June 28, 2016, the IRS issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2023 would be approximately $191 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal. On February 15, 2024, the case was argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a ruling from the Court of Appeals in the second half of 2024.

As of December 31, 2023, we believe the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing a federal income tax audit for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audit of Tribune and issued a Revenue Agent’s Report which disallowed the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. We disagree with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and we are contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $16 million increase in its federal and state taxes payable and a $70 million increase in deferred income tax liability as of December 31, 2023. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at December 31, 2023 and December 31, 2022.

Our pension and postretirement benefit plan obligations may be increased by a declining stock market and lower interest rates.

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. As of December 31, 2023, the pension benefit obligations for these qualified retirement plans were $1.7 billion. The qualified retirement plans also had $1.5 billion in total net assets available, or underfunded by approximately $171 million, to pay benefits to participants enrolled in the plans as of December 31, 2023. Nexstar was not required and did not make contributions to its qualified pension benefit plans in 2023.

Nexstar also has non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage of the defined benefit retirement plans to certain employees and former employees. During 2023, Nexstar contributed $4 million to these plans. As of December 31, 2023, the total liability was $40 million. Nexstar also has various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees. Although Nexstar has frozen participation and benefits under all plans, two significant elements in determining the pension expense or credit are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the expense and may necessitate higher cash contributions to the qualified retirement plans.

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

Any decrease in our dividend payments or suspension of our dividend payments or stock repurchases could cause our stock price to decline.

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors declared in 2023 a total cash dividend of $5.40 per share (in equal quarterly installments of $1.35 per share) to the outstanding shares of our common stock. In January 2024, our board of directors approved a 25% increase in the quarterly cash dividend to $1.69 per share beginning with the dividend declared in the first quarter of 2024. We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of the cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

We engage in share repurchases of our common stock from time to time in accordance with authorizations from our board of directors. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, our share repurchases could affect our share trading prices or increase their volatility and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our common stock.

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

Cybersecurity risks could adversely affect the Company’s operating effectiveness and operating results.

The Company uses computers in substantially all aspects of its business operations. Its revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. While we have not experienced cybersecurity incidents that materially impacted our operating results and financial condition, it is not uncommon for a company such as ours to be subjected to continuous attempted cyber-attacks or other malicious efforts to cause a cyber incident. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The changes in our work environment as a result of health-related events and the subsequent transition to increased remote work could also impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. The adoption of some third-party services designed to enable remote work also may introduce additional security risks. We may face additional cyber-attacks as threat actors use supply chain or third-party attacks as a method for penetrating our computer systems. The possible consequences of such an attack include but are not limited to loss of data, damage to the Company’s reputation, interruptions to our operations, and/or the need to pay ransom. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Risks Related to Our Industry

Intense competition in the television industry and alternative forms of media could limit our growth and profitability.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. We compete for our audience against other video services in addition to all the other leisure activities in which one could choose to engage rather than watch television.

Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as streaming video, cable television, wireless cable, satellite-to-home distribution services, home video and entertainment systems and the internet have fractionalized television viewing audiences and have subjected television broadcast networks, cable networks and television stations to increased competition and declining viewership. In recent years, demand for television advertising has been declining and demand for advertising in alternative media has been increasing, and we expect this trend to continue. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. Also, refer to “Risks Related to Our Industry––Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

New or changed federal statutes, legislation and regulations or changes in the application of existing regulations could significantly impact our operations or the television broadcasting industry as a whole.

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; whether to broaden the definition of “MVPD” to include online video programming distributors; and the appropriate substance and scope of its indecency enforcement policy; and the FCC has initiated a review of the broadcast ownership rules. In addition, changes in FCC and DOJ/FTC rules around owning or providing services to multiple stations in a local market, or other rules, could adversely impact us. The FCC also may decide to initiate other new rule-making proceedings on its own or in response to requests from outside parties, any of which might impact our business or operations. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general. For more information about the regulations that we are subject to see—“Federal Regulation.”

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

The IRS Ruling and the opinion of the special tax counsel were based on, among other things, certain representations and assumptions as to factual matters made by Tribune and certain of its then stockholders. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS Ruling or the opinion of the special tax counsel. An opinion of counsel represents counsel’s best legal judgment and is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the IRS Ruling and the opinion of the special tax counsel were based on the current law then in effect, and cannot be relied upon if current law changes with retroactive effect. If the Tribune Publishing spin-off is ultimately determined not to be tax-free, we could be liable for the U.S. federal and state income taxes imposed as a result of the transaction. Furthermore, events subsequent to the distribution could cause us to recognize a taxable gain in connection therewith. Although Tribune Publishing is required to indemnify us against taxes on the distribution that arise after the distribution as a result of actions or failures to act by Tribune Publishing or any member thereof, Tribune Publishing’s failure to meet such obligations and our administrative and legal costs in enforcing such obligations may have a material adverse effect on our financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Governance, Risk Management and Strategy

In the current digital environment, companies like ours may be the target of cyber-attacks or other malicious efforts to cause a cyber incident. These cyber incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The possible consequences of such an attack include but are not limited to loss of data, damage to the Company’s reputation, interruptions to our operations, and/or the need to pay ransom. Historically, we have not experienced cybersecurity incidents that materially impacted our business strategy, operating results and financial condition but we cannot guarantee a future cybersecurity incident would not materially impact us.

We recognize the importance of maintaining the confidence and trust of our customers, suppliers, employees, audience, and communities by maintaining our data and information security. In managing our cyber risk, we utilize the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (the “NIST Framework”) issued by the U.S. government as a guideline to manage our cybersecurity-related risk. In addition, we have established security control requirements for our third party vendors based on global standards.

Our day-to-day cybersecurity efforts are led operationally by our Chief Technology and Digital Officer and Senior Vice President, Technology who have over 10 and 25 years, respectively, of networking and information technology management or executive experience, and oversee a team of in-house cybersecurity specialists. Our Cybersecurity Committee, comprised of representatives from key management groups including accounting, finance, legal, internal audit, and information technology, also supports our cybersecurity efforts. The Cybersecurity Committee consults with representatives from senior management and retains third-party contractors as needed. The role of the Cybersecurity Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and implement enhancements to our cybersecurity infrastructure. The Cybersecurity Committee meets monthly, or more regularly as necessary, and ensures that senior management, and ultimately, the Board, is given the information required to manage and exercise proper oversight over cybersecurity risks and ensure that escalation procedures are followed in the event of a cybersecurity incident.

As part of its role as independent oversight of the key risks facing Nexstar, the Board itself and through its Audit Committee devotes regular and thorough attention to our cybersecurity risk. The Audit Committee receives quarterly (or more frequent as necessary) reports from senior financial executives and Nexstar’s Chief Technology and Digital Officer to evaluate cybersecurity and data risks. Such reporting includes updates on the Company’s cybersecurity program, the external threat environment, and the Company’s programs to address and mitigate the risks associated with the evolving cybersecurity threat landscape. In accordance with our Cyber Incident Response Plan, the Audit Committee is promptly informed of any cybersecurity incidents that could potentially materially adversely affect the Company or its information systems and is regularly updated about incidents with lesser impact potential. The Audit Committee and management regularly brief the full Board on these matters as well.

For additional discussion of certain risks associated with cybersecurity, see “Risk Factors” under the heading “Cybersecurity risks could affect the Company’s operating effectiveness.”

Item 2. Properties

We have office space for our corporate headquarters in Irving, TX, which is leased through 2033. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own approximately 53% of our office and studio locations and approximately 55% of our tower and transmitter locations. The remaining properties that we utilize in our operations are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

As of February 27, 2024, there were approximately 180,000 shareholders of record of our common stock, including shares held in nominee names by brokers and other institutions.

Pursuant to our current dividend policy, our board of directors declared in 2023, 2022 and 2021 total annual cash dividends of $5.40 per share, $3.60 per share and $2.80 per share, respectively, with respect to outstanding shares of our common stock. The dividends were paid in equal quarterly installments.

On January 26, 2024, our board of directors approved a 25% increase in the quarterly cash dividend to $1.69 per share of outstanding common stock beginning with the first quarter of 2024. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing Nexstar’s existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following is a summary of Nexstar’s repurchases of its common stock by month during the fourth quarter of 2023 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
October 4 ̶ 25, 2023	267,321	$140.27	267,321	$706
November 15 ̶ 30, 2023	132,390	$148.18	132,390	687
December 1 ̶ 29, 2023	229,758	$149.01	229,758	652
	629,469	$145.13	629,469

On July 27, 2022, our board of directors approved a new share repurchase program authorizing the Company to repurchase up to an additional $1.5 billion of its common stock, of which $1.258 billion remained available as of December 31, 2022. During the year ended December 31, 2023, Nexstar repurchased a total of 3,782,104 shares of its common stock for $605 million, funded by cash on hand, which were accounted for as treasury stock. As of December 31, 2023, the remaining available amount under the share repurchase authorization was $652 million.

Share repurchases are executed from time to time in open market transactions, block trades or in private transactions, including through Rule 10b5-1 plans. There is no minimum number of shares that Nexstar is required to repurchase. The repurchase program does not have an expiration date and may be suspended or discontinued at any time without prior notice.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2023

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options and vesting of	outstanding	excluding securities
Plan Category	restricted stock units	options	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,232,959	$47.17	1,562,447
Equity compensation plans not approved by security holders	-	-	-
	1,232,959	$47.17	1,562,447

(1)
The 1,232,959 securities to be issued consist of 244,068 outstanding stock options, with a weighted average exercise price of $47.17 and 988,891 time-based and performance-based restricted stock units.

For a more detailed description of our equity plans and grants, we refer you to Note 13 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our common stock based on closing prices for the period from December 31, 2018 through December 31, 2023 with the total return of the NASDAQ Composite Index and our peer index of comparable television companies. Our peer group index consists of the following publicly traded companies: Gray Television, Inc., Tegna, Inc., Sinclair, Inc. (“Sinclair”), The E.W. Scripps Company, Fox Corporation and Paramount Global. The graph assumes the investment of $100 in our common stock and in both of the indices on December 31, 2018, with the reinvestment of dividends into shares of our common stock or the indices, as applicable. The performance shown is not necessarily indicative of future performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Nexstar Media Group, Inc. (NXST)	$100.00	$151.87	$145.00	$204.37	$241.77	$223.71
NASDAQ Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Peer Group	$100.00	$109.58	$96.01	$97.64	$72.12	$65.21

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

Executive Summary

2023 Highlights

•
Net revenue was $4.9 billion for the year ended December 31, 2023.
•
Returned approximately $796 million of capital to shareholders through repurchases of common stock of $605 million and dividends of $191 million, funded by cash on hand.
•
Reduced our debt by $125 million, funded by cash on hand.
•
Reached multi-year distribution agreements for all agreements up for renewal in 2023.
•
Renewed and extended multi-year affiliation agreements with Fox Network and MyNetwork.
•
Launched The CW affiliations for three of its stations in the top 15 television markets, including WPHL-TV in Philadelphia (DMA #4), KRON-TV in San Francisco (DMA #10), and WTTA-TV in Tampa (DMA #12).
•
Acquired several exclusive sports programming licenses at the CW including exhibition rights to the WWE NXT beginning in October 2024 through September 2029, broadcast rights to the NASCAR Xfinity Series beginning in 2025 through the 2031 racing season and broadcast rights to 50 Atlantic Coast Conference (ACC) college football and basketball games beginning in 2023 through the 2027 season.
•
Expanded and extended CW network affiliation agreements with Hearst Television, Sinclair, Inc., and Gray Television, Inc.
•
Expanded news programming at NewsNation, America’s fastest growing cable news network in primetime, to 24 hours per weekday of national news, analysis, and talk.
•
Created a new advertising sales structure and to implement Nexstar’s new data and technology-driven, multi-platform strategy and accelerate the monetization of the Company’s platforms.
•
Acquired certain assets of WSNN-LD, an MNTV-affiliated low power television station serving the Tampa, Florida market and KUSI-TV, an independent full power television station serving the San Diego, CA market, for a combined total purchase price of $38 million in cash.
•
Filed the certificate of its amended and restated certificate of incorporation to reflect the amendments to its certificate of incorporation approved by its shareholders at the 2023 annual meeting, to, among other things, declassify its Board of Directors beginning at the 2024 annual meeting.

Overview of Operations

As of January 2024, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those owned by VIEs, in 117 markets in 40 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks.

Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for a discussion of the local service agreements we have with these independent third parties. We do not own the consolidated VIEs or their television stations. However, we are deemed under U.S. GAAP to have controlling financial interests for financial reporting purposes in these entities because of (i) the local service agreements we have with their stations, (ii) our (excluding The CW) guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) our power over significant activities affecting the VIEs’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit us to acquire the assets and assume the liabilities of each of these VIEs’ stations, subject to FCC consent. In compliance with FCC regulations for all the parties, each of the consolidated VIEs maintains complete responsibility for and control over programming, finances and personnel for its stations.

We also own a 75.0% ownership interest in The CW, the fifth major broadcast network in the U.S., NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include 140 local websites, 278 mobile applications, 25 connected television applications, and six FAST channels representing products of our local television stations, The CW, NewsNation, The Hill, and BestReviews and a suite of advertising solutions.

The largest portion of operating revenue of our Company is derived from distribution revenue, which relates to retransmission of Company stations’ signals and the carriage of our cable and broadcast networks by cable, satellite and other MVPDs and OVDs and, in the case of The CW, its local affiliates. For the year ended December 31, 2023, the Company’s distribution revenue represented 55.3% of total net revenue. Distributors generally pay for retransmission rights of local stations and for carriage of our networks on a per subscriber basis. Distribution revenue is affected positively or negatively by the rate of growth or decline of subscribers and the growth in the per subscriber fee due to contract renegotiations or annual escalators in existing contracts. Nexstar anticipates that retransmission fees will continue to increase until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers. We also generate distribution revenues from the affiliation fees that CW’s third-party local station affiliates pay to the network and from programmers who lease the use of our spectrum in selected local markets to air their content on our multicast streams.

We also generate revenue from core television advertising and digital advertising. For the year ended December 31, 2023, the Company generated 33.7% of its net revenue from core advertising and 8.0% from digital advertising. Advertisers typically pay for advertising on our television and digital assets based on the number of impressions our programming or digital content delivers. As a result, our core television and digital advertising is affected by a number of factors, including the size and demographics of the audience viewing our programming and digital content, economic conditions, demand for advertising and our sales effort. Digital advertising that is not directly sold to advertisers through our in-house and third party sales teams, is sold via programmatic exchanges. In addition, we generate digital advertising revenue from the sale of advertising on third party sites and other local and national services.

In even years, we generate a substantial amount of revenue from political advertising. For the years ended December 31, 2023 and 2022, the Company generated 1.3% and 9.7%, respectively, of our net revenue from political advertising. Political advertising is affected by the number of competitive races there are and the extent to which the Company’s stations are located in the relevant competitive markets, the amount of funds raised by candidates, PACs and others, the availability and pricing of television advertising inventory and the availability of alternative media. Because of the scale of Nexstar, we typically have a presence in the substantial majority of markets with competitive political races. All national revenue is derived from advertisements placed through advertising agencies.

Our primary operating expenses include programming, newsgathering, production and promotion, employee salaries and benefits, sales commissions, digital cost of goods sold and content creation costs, and other administrative and corporate expenses. Programming costs are primarily related to fees paid to networks with which ours and our partners’ stations are affiliated and license fees for original and sports programming, in the case of The CW, and syndicated programming in the case of the stations and our networks. A large percentage of the costs involved in our operations is relatively fixed.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. On April 1, 2021, the U.S. Supreme Court issued a decision that reversed a lower court of appeals ruling and upheld the FCC’s elimination or modification of certain of its media ownership rules in the agency’s 2010/2014 quadrennial review of those rules. Among the regulations eliminated in 2021 as a result of the Supreme Court ruling was a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same market under a JSA is deemed to have an attributable ownership interest in that station, as well as a requirement that at least eight independently owned television stations remain in a local television market for a party to acquire a second station in that market. While these restrictions are no longer in effect, the FCC’s 2022 quadrennial media ownership review and an FCC proceeding to review the current national limit on television ownership are currently pending. The FCC could reinstitute its earlier restrictions or impose other limitations in these or any future reviews.

Seasonality

Advertising revenue is positively affected by a strong economy. Conversely, declines in advertising budgets of advertisers, particularly in recessionary periods, adversely affect the broadcast industry and, as a result, may contribute to a decrease in our advertising revenue. In even-numbered years we generate substantial advertising revenue from the political advertising we sell to candidates, political action committees and political parties. Advertising revenue is also positively affected by certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season.

Historical Performance

Revenue

The following table sets forth the amounts of the Company’s principal types of revenue (dollars in millions) and each type of revenue as a percentage of total net revenue for the years ended December 31:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Core advertising	$1,660	33.7	$1,718	33.0	$1,762	37.9
Political advertising	66	1.3	506	9.7	45	1.0
Distribution	2,727	55.3	2,571	49.3	2,473	53.2
Digital	395	8.0	365	7.0	322	6.9
Other	85	1.7	51	1.0	46	1.0
Total net revenue	$4,933	100.0	$5,211	100.0	$4,648	100.0

Results of Operations

The following table sets forth a summary of the Company’s operations for the years ended December 31 (dollars in millions), and each component of operating expense as a percentage of net revenue:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Net revenue	$4,933	100.0	$5,211	100.0	$4,648	100.0
Operating expenses (income):
Direct operating	2,153	43.6	2,005	38.5	1,862	40.0
Selling, general and administrative, excluding corporate	903	18.3	904	17.3	848	18.2
Corporate	193	3.9	198	3.8	176	3.8
Depreciation and amortization	941	19.1	662	12.7	589	12.7
Goodwill and other long-lived asset impairments	35	0.7	133	2.6	23	0.5
Reimbursement from the FCC related to station repack	-	-	(3)	(0.1)	(20)	(0.4)
Other	-	-	-	-	(5)	(0.1)
Total operating expenses	4,225		3,899		3,473
Income from operations	$708		$1,312		$1,175

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

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

Revenue

Core advertising revenue was $1.66 billion for the year ended December 31, 2023 compared to $1.72 billion for the same period in 2022, a decrease of $58 million, or 3.4%. Excluding the $63 million of incremental core advertising revenue from our acquisition of The CW (acquired on September 30, 2022), core advertising revenue decreased by 7.0% primarily due to a weaker advertising market and the absence of first quarter advertising revenue from the Olympics on our NBC affiliate stations, partially offset by an increase in advertising revenue during the first quarter from the Super Bowl aired on FOX, where we have more FOX-affiliated stations versus NBC-affiliated stations in the prior year.

Political advertising revenue was $66 million for the year ended December 31, 2023 compared to $506 million for the same period in 2022, a decrease of $440 million, as 2023 is not an election year.

Distribution revenue was $2.73 billion for the year ended December 31, 2023 compared to $2.57 billion for the same period in 2022, an increase of $156 million, or 6.1%. Excluding the $53 million of incremental distribution revenue from our acquisition of The CW and the combined effect of the temporary disruption of a large MVPD for 76 days in the third quarter of 2023 and the impact of the removal of partner stations from certain MVPDs related to continued negotiation (5.6% decrease in revenue), distribution revenue increased by 9.6% primarily due to renewals of contracts in 2022 providing for higher rates per subscriber and scheduled annual escalation of rates per subscriber, partially offset by continued MVPD subscriber attrition. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers. In January 2024, our partner stations have successfully renewed one of the distribution agreements and have been restored on the MVPD’s service.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $395 million for the year ended December 31, 2023 compared to $365 million for the same period in 2022, an increase of $30 million, or 8.2%, primarily due to incremental revenue from our acquisition of The CW (acquired on September 30, 2022) of $32 million.

Operating Expenses

Direct operating expenses, consisting primarily of programming, news, and technical expenses, and selling, general and administrative expenses were $3.06 billion for the year ended December 31, 2023 compared to $2.91 billion for the same period in 2022, an increase of $147 million, or 5.1%. Excluding the incremental $74 million of operating expenses from our acquisition of The CW, direct operating and selling, general and administrative expenses increased by 2.6% primarily due to an increase in station programming costs from network affiliation renewals and annual increases in network affiliation costs, increased news programming at NewsNation and our local stations as well as increased digital sales and administrative expenses, partially offset by a decrease in commission incurred from national representation due to a decrease in political advertising revenue.

Corporate expenses, related to costs associated with the centralized management of our stations, were $193 million for the year ended December 31, 2023 compared to $198 million for the same period in 2022, a decrease of $5 million, or 2.5% (no significant change).

Depreciation and amortization expense was $941 million for the year ended December 31, 2023 compared to $662 million for the same period in 2022, an increase of $279 million, or 42.1%. Depreciation and amortization expense consists of the following:

•
Amortization of broadcast rights was $453 million for the year ended December 31, 2023 compared to $193 million for the same period in 2022, an increase of $260 million, or 134.7%, primarily due to incremental programming expenses from our acquisition of The CW (acquired on September 30, 2022) of $286 million, partially offset by a reduction in the television stations’ broadcast rights costs of $26 million.
•
Amortization of intangible assets was $311 million for the year ended December 31, 2023 compared to $309 million for the same period in 2022, an increase of $2 million, or 0.6% (no significant change).
•
Depreciation of property and equipment was $176 million for the year ended December 31, 2023 compared to $160 million for the same period in 2022, an increase of $16 million, or 10.0%. The increase was primarily due to newly capitalized assets.

In 2023 and 2022, we recorded $35 million and $96 million, respectively, of goodwill and intangible assets impairment on our product review and recommendation platform reporting unit. The Company’s assessment indicated that the reporting unit’s carrying amount exceeded its fair value, and therefore an impairment loss was identified and recorded in the fourth quarter of 2023 and 2022, respectively. As of December 31, 2023, this reporting unit has no remaining goodwill balance.

In 2022 certain real estate properties located in Chicago were sold and written down to their estimated fair value, less cost to sell, resulting in the Company’s recognition of impairment charges of $37 million in the fourth quarter of 2022.

Income from equity method investments, net

Income from equity method investments, net was $104 million for the year ended December 31, 2023, compared to $153 million for the same period in 2022, a decrease of $49 million. Our largest equity method investment is TV Food Network in which we own a 31.3% interest. We record our equity in TV Food Network’s net income, less our share in the amortization of basis difference related to the investment, as income from equity method investments. In 2023, TV Food Network’s net income decreased by $159 million resulting to our share in its income to decrease by $50 million. TV Food Network’s lower net income was primarily due to a decrease in its advertising revenue driven by a weaker advertising market. There was no significant change to our share in the amortization of basis difference associated with our investment in TV Food Network. For additional information on our investment in TV Food Network, including the accounting for basis difference, refer to Note 6 to our Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was $447 million for the year ended December 31, 2023 compared to $337 million for the same period in 2022, an increase of $110 million, or 32.6%, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 6.85% to 7.85% as of December 31, 2023, compared to interest rates ranging from 5.86% to 6.89% as of December 31, 2022. These interest rates were a mixture of Secured Overnight Financing Rate (“SOFR”) plus Credit Spread Adjustment (“CSA”) used to account for the difference between SOFR and London Interbank Offered Rate (“LIBOR”), plus applicable margin in 2023 compared to a mixture of SOFR plus CSA plus applicable margin and U.S. LIBOR plus applicable margin in 2022.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $36 million for the year ended December 31, 2023 compared to $43 million for the same period in 2022, a decrease of $7 million (no significant change).

Income Taxes

Income tax expense was $131 million for the year ended December 31, 2023 compared to an income tax expense of $274 million for the same period in 2022, a decrease of $143 million. The effective tax rates during the years ended December 31, 2023 and 2022 were 32.7% and 22.5%, respectively. Nexstar reported permanent differences, including an adjustment for losses related to the minority interest in The CW, resulting in an incremental income tax expense of $44 million or 7.2% increase to the effective tax rate. Also, changes in the valuation allowance resulted in an incremental income tax expense of $15 million, or a 2.9% increase to the effective tax rate in 2023.

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

Revenue

Core advertising revenue was $1.72 billion for the year ended December 31, 2022 compared to $1.76 billion for the same period in 2021, a decrease of $44 million, or 2.5%, primarily due to a weaker national advertising market, the absence of third quarter advertising revenue from the Olympics on our NBC affiliate stations and changes in the mix between our core and political advertising revenues of $70 million, partially offset by incremental revenue from our acquisition of The CW of $27 million.

Political advertising revenue was $506 million for the year ended December 31, 2022 compared to $45 million for the same period in 2021, an increase of $461 million, as 2022 was a mid-term election year.

Distribution revenue was $2.57 billion for the year ended December 31, 2022 compared to $2.47 billion for the same period in 2021, an increase of $98 million, or 4.0%. The increase was primarily due to scheduled annual escalation of rates per subscriber, renewals of contracts in 2021 providing for higher rates per subscriber and incremental revenue from our acquisition of The CW of $17 million, partially offset by continued MVPD subscriber attrition, a few periods during the negotiation of new contracts with our MVPD partners where our partners’ stations were not available and a settlement of a dispute in connection with a new contract with one of our distributors. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Digital revenue, representing advertising revenue on our stations’ web and mobile sites and other internet-based revenue, was $365 million for the year ended December 31, 2022 compared to $322 million for the same period in 2021, an increase of $43 million, or 13.0%, primarily due to growth in our television stations digital advertising and services revenue, incremental revenue from our acquisitions of The CW in September 2022 of $17 million and a digital business we acquired in the third quarter of 2021 of $22 million, offset by weakness in the national digital advertising market and ecommerce.

Operating Expenses

Direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $2.91 billion for the year ended December 31, 2022 compared to $2.71 billion for the same period in 2021, an increase of $197 million, or 7.3%. This was primarily due to an increase in cost related to incremental operating expenses from our acquisitions of The CW in September 2022 of $70 million and a digital business we acquired in the third quarter of 2021 of $16 million, an increase in variable costs associated with the increase in net revenue, an increase in station programming costs due to network affiliation renewals and annual increases in network affiliation costs, and increased promotion costs, partially offset by a reversal of an accrual in connection with a settlement of a dispute in connection with a new contract with one of our distributors and some administrative savings, primarily related to healthcare.

Corporate expenses, related to costs associated with the centralized management of our stations, were $198 million for the year ended December 31, 2022 compared to $176 million for the same period in 2021, an increase of $22 million, or 12.9%, primarily due to an increase in stock-based compensation of $15 million.

Depreciation and amortization expense was $662 million for the year ended December 31, 2022 compared to $589 million for the same period in 2021, an increase of $73 million, or 12.5%. Depreciation and amortization expense consists of the following:

•
Amortization of broadcast rights was $193 million for the year ended December 31, 2022 compared to $121 million for the same period in 2021, an increase of $72 million, or 59.3%. The increase was primarily due to incremental amortization from our acquisition of The CW of $90 million, partially offset by a reduction in NewsNation’s costs of $9 million as it continues to shift its focus from syndicated programming to national news programs.
•
Amortization of intangible assets was $309 million for the year ended December 31, 2022 compared to $301 million for the same period in 2021, an increase of $8 million, or 2.8% (no significant change).
•
Depreciation of property and equipment was $160 million for the year ended December 31, 2022 compared to $167 million for the same period in 2021, a decrease of $7 million, or 4.0% (no significant change).

In the fourth quarter of 2022, we recorded a $96 million goodwill and intangible assets impairment on our product review and recommendation platform reporting unit. The Company’s assessment indicated that the reporting unit’s carrying amount exceeded its fair value, and therefore an impairment loss was identified.

In 2022 and 2021, certain real estate properties located in Chicago were classified as held for sale. Due to designations as held for sale assets, the properties’ carrying amounts were written down to their estimated fair value, less estimated cost to sell, resulting in the Company’s recognition of impairment charges of $37 million and $23 million in the fourth quarter of 2022 and 2021, respectively.

Gain on bargain purchase

Gain on bargain purchase of $56 million for the year ended December 31, 2022 pertains to our acquisition of The CW, representing the excess of the fair value of the net assets acquired over the $0 purchase consideration and the fair value of noncontrolling interests. For additional information on this acquisition, see Note 3, “Acquisitions and Dispositions” to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Income from equity method investments, net

Income from equity method investments, net was $153 million for the year ended December 31, 2022, compared to $125 million for the same period in 2021, an increase of $28 million. Our largest equity method investment is TV Food Network in which we own a 31.3% interest. We record our equity in TV Food Network’s net income, less our share in the amortization of basis difference related to the investment, as income from equity method investments. In 2022, certain components of such basis difference reached the end of the estimated amortization life resulting to a decrease in our share in the amortization of $55 million (increase in income). This was partially offset by a decrease in our share in TV Food Network’s net income of $27 million. For additional information on our investment in TV Food Network, including the accounting for basis difference, refer to Note 6 to our Consolidated Financial Statements.

Interest Expense, net

Interest expense, net was $337 million for the year ended December 31, 2022 compared to $283 million for the same period in 2021, an increase of $54 million, or 19.1%, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. Interest rates on outstanding loans under the Company’s senior secured credit facilities ranged from 5.86% to 6.89% as of December 31, 2022, compared to interest rates ranging from 1.60% to 2.60% as of December 31, 2021. These interest rates were a mixture of SOFR plus CSA used to account for the difference between SOFR and LIBOR, plus applicable margin and U.S. LIBOR plus applicable margin in 2022 compared to U.S. LIBOR plus applicable margin only in 2021.

Pension and other postretirement plans credit, net

Pension and other postretirement plans credit, net was $43 million for the year ended December 31, 2022 compared to $81 million for the same period in 2021, a decrease of $38 million, primarily due to lower estimated expected return on plan assets of $19 million, higher estimated interest cost of $7 million and a $13 million settlement gain from the purchase of an annuity contract related to certain participants of a qualified pension plan during the fourth quarter of 2021.

Income Taxes

Income tax expense was $274 million for the year ended December 31, 2022 compared to an income tax expense of $263 million for the same period in 2021, an increase of $11 million. The effective tax rates during the years ended December 31, 2022 and 2021 were 22.5% and 24.1%, respectively. The decrease in the effective tax rate is primarily related to changes in the valuation allowance resulting in an incremental income tax benefit of $24 million, or a 2.1% decrease to the effective tax rate in 2022. The gain on bargain purchase arising from the acquisition of The CW resulted in a 1.1% decrease to the effective tax rate.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company’s primary sources of liquidity include cash on hand, borrowing capacity under its revolving credit facilities (with a maturity date of June 2027) and cash generated from operations. The Company believes these sources of liquidity are sufficient to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K. As of December 31, 2023, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Any future adverse economic conditions, including those resulting from heightened and sustained inflation and higher interest rates, could adversely affect the Company’s future operating results, cash flows and financial condition.

Cash Flow Summary

The following tables present the Company’s total operating, investing and financing activity cash flows for the three years ended December 31 (in millions):

	2023	2022	2021
Net cash provided by operating activities	$999	$1,403	$1,215
Net cash provided by (used in) investing activities(1)	(173)	125	(232)
Net cash used in financing activities	(899)	(1,515)	(945)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(73)	$13	$38
Cash paid for interest	$437	$330	$273
Income taxes paid, net of refunds(2)	$169	$370	$320

(1)
In 2023, 2022 and 2021, the investing activities included total capital expenditures of $149 million, $157 million and $151 million, respectively, of which none, $1 million and $10 million, respectively, were reimbursed from the FCC in connection with the station repack.
(2)
In 2022, income taxes paid, net of refunds, includes $48 million in tax payments related to various sales of real estate properties.

	As of December 31,
	2023	2022
Cash, cash equivalents and restricted cash	$147	$220

Cash Flows—Operating Activities

Net cash provided by operating activities decreased by $404 million during the year ended December 31, 2023 compared to the same period in 2022. This was primarily due to a decrease in operating income (excluding non-cash transactions) of $417 million, an increase in payments for broadcast rights of $173 million, higher interest payments of $107 million and timing of accounts receivable collections of $42 million. These decreases were partially offset by sources of cash resulting from timing of payments to our vendors of $110 million, lower income tax payments of $201 million and an increase in distribution from our equity investment in TV Food Network of $20 million. The increase in payments for broadcast rights was due to incremental payments from our acquisition of The CW (acquired on September 30, 2022) of $211 million, partially offset by a decrease in payments for our syndicated programming of $38 million. The increase in interest payments was primarily due to higher interest rates, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022.

Net cash provided by operating activities increased by $188 million during the year ended December 31, 2022 compared to the same period in 2021. This was primarily due to an increase in operating income (excluding non-cash transactions) of $357 million, sources of cash resulting from timing of accounts receivable collections of $108 million, and an increase in distributions from our equity investment in TV Food Network of $10 million. These increases were partially offset by an increase in payments for broadcast rights of $77 million, use of cash from timing of payments to our vendors of $107 million, higher interest payments of $57 million, higher tax payments of $50 million and other items. The increase in payments for broadcast rights was due to incremental payments from our acquisition of The CW of $119 million, partially offset by a decrease in payments for our syndicated programming of $42 million.

Cash paid for interest increased primarily due to increases in the effective interest rates in the Company’s outstanding floating rate loans under its senior secured credit facilities due to the increase in SOFR and LIBOR, partially offset by decreases in interest expense from debt repayments and lower interest rates obtained in connection with the refinancing of certain of our term loans in June 2022. The increase in tax payments was primarily due to the sale of certain real estate properties in 2022 resulting in tax payments of $48 million.

Cash Flows—Investing Activities

Net cash used in investing activities was $173 million and $232 million during the years ended December 31, 2023 and 2021, respectively. Net cash provided by investing activities during the year ended December 31, 2022 was $125 million.

In 2023, we spent a total of $149 million in capital expenditures and $38 million in the acquisitions of KUSI-TV and WSNN-LD, partially offset by a deposit received associated with a proposed sale of a real estate asset of $10 million.

In 2022, we received proceeds from the sale of certain real estate properties of $241 million, received a deposit associated with a proposed sale of real estate property of $10 million and recorded cash acquired from The CW acquisition of $29 million, partially offset by capital expenditures of $157 million.

In 2021, we spent a total of $151 million in capital expenditures and $138 million to acquire television stations, a digital business and certain license assets. These decreases were partially offset by the proceeds from the sale of stations and business units and asset disposals of $20 million, reimbursements from the FCC related to station repack of $20 million and deposits received associated with the sale of real estate assets of $13 million.

Cash Flows—Financing Activities

Net cash used in financing activities for the years ended December 31, 2023, 2022 and 2021 was $899 million, $1,515 million and $945 million, respectively.

In 2023, the Company repaid scheduled principal maturities of $125 million of our term loans, paid dividends to our common stockholders of $191 million ($1.35 per share per quarter), repurchased common shares of $605 million, paid cash for taxes in exchange for shares of common stock withheld of $24 million resulting from net share settlements of certain stock-based compensation, and paid for capitalized software of $19 million. These outflows were partially offset by a contribution from noncontrolling interests amounting to $62 million. We also borrowed $20 million under our revolving credit facilities which was repaid in full in 2023.

In 2022, we received $2,420 million of proceeds (net of capitalized lenders’ fees of $5 million) from the issuance of a Term Loan A, due June 2027 and used $2,414 million to repay our then outstanding Term Loan A, due October 2023, Term Loan A, due September 2024, Term Loan B, due January 2024 and a portion of Term Loan B, due September 2026. We prepaid a portion of the outstanding principal balance of our Term Loan B of $333 million, made scheduled principal payments on term loans of $84 million, repurchased and cancelled $71 million of our senior unsecured notes all funded by cash on hand, paid dividends to our common stockholders of $142 million ($0.90 per share per quarter), repurchased common shares of $881 million, paid for software obligations of $16 million, paid contingent consideration in connection with a past acquisition of $14 million, and paid cash for taxes in exchange for shares of common stock withheld of $13 million resulting from net share settlements of certain stock-based compensation. These decreases were partially offset by contribution from noncontrolling interests of $30 million. Mission also drew $62 million under its 2022 revolving credit facility and utilized the proceeds to repay all of its $62 million of outstanding borrowings under its then outstanding 2018 revolving loan.

In 2021, we prepaid a portion of the outstanding principal balance of our Term Loan B, due January 2024 of $280 million and made scheduled principal payments on our Term Loan A, due September 2024 of $21 million, paid dividends to our common stockholders of $118 million ($0.70 per share during each quarter), repurchased common shares of $537 million, paid cash for taxes in exchange for shares of common stock withheld of $11 million resulting from net share settlements of certain stock-based compensation, and paid finance lease and software obligations of $18 million. These outflows were partially offset by the proceeds from the exercise of stock options during the year amounting to $8 million. Mission also received $299 million (net of $2 million discount) from its new Term Loan B, due June 2028 and utilized $268 million to repay a portion of its revolving loans. We also borrowed $20 million under our revolving credit facilities which was repaid in full in 2021.

Material Cash Requirements

The Company is a party to many contractual obligations involving commitments to make payments to third parties. Certain contractual obligations are recorded on the Consolidated Balance Sheet as of December 31, 2023, while others are considered future commitments. The following summarizes the Company’s contractual obligations as of December 31, 2023, and the effect such obligations are expected to have on the Company’s short-term and long-term liquidity and capital resource needs (in millions):

		Payments Due by Period
	Total	2024	2025 - 2026	2027 - 2028	Thereafter
Recorded contractual obligations:
Nexstar senior secured credit facility	$3,804	$122	$1,803	$1,879	$-
Mission senior secured credit facility	354	2	6	346	-
5.625% senior unsecured notes due 2027	1,714	-	-	1,714	-
4.75% senior unsecured notes due 2028	1,000	-	-	1,000	-
Operating lease obligations	369	60	86	70	153
Finance lease obligations	21	2	2	3	14
Broadcast rights current cash commitments(1)	160	135	25	-	-
Other(2)(3)	25	13	12	-	-
Unrecorded contractual obligations:
Network affiliation agreements(4)	1,915	789	1,126	-	-
Cash interest on debt(5)	1,665	455	973	237	-
Executive employee contracts(6)	127	58	65	4	-
Broadcast rights future cash commitments(7)	1,110	169	305	276	360
Other	182	59	89	34	-
	$12,446	$1,864	$4,492	$5,563	$527

(1)
Future minimum payments for license agreements for which the license period has begun and liabilities have been recorded.
(2)
As of December 31, 2023, we had $30 million of unrecognized tax benefits, inclusive of interest and certain deduction benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.
(3)
As of December 31, 2023, we had $212 million and $21 million of funding obligations with respect to our pension benefit plans and other postretirement benefit plans, respectively, which are not included in the table above. See Note 10 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information regarding our funding obligations for these benefit plans.
(4)
Future minimum payments for network affiliation agreements during the contract period. Excludes network affiliation agreements between the Company’s stations and The CW as the related fees are eliminated in consolidation.
(5)
Estimated interest payments due as if all debt outstanding as of December 31, 2023 remained outstanding until maturity, based on interest rates in effect at December 31, 2023.
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

In January 2024, we entered into a multi-year time brokerage agreement with KAZT, L.L.C., the owner of television station KAZT-TV in Phoenix, Arizona, and acquired the station’s non-license assets.

From January 1 to February 27, 2024, we repurchased 190,297 shares of our common stock for $32 million, funded by cash on hand. As of the date of filing this Annual Report on Form 10-K, the remaining available amount under the share repurchase authorization was $620 million.

On January 26, 2024, our board of directors approved a 25% increase in the quarterly cash dividend to $1.69 per share of our common stock beginning with the dividend declared for the first quarter of 2024. The dividend was paid on February 23, 2024 to stockholders of record on February 9, 2024.

In February 2024, we received $40 million in cash in connection with Broadcast Music Inc.’s sale to New Mountain Capital.

Long-term debt

As of December 31, 2023, the Company had total outstanding debt of $6.8 billion, net of unamortized financing costs, discounts and premium, which represented 74.8% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of December 31,
(dollars in millions)	2023	2022
Nexstar senior secured credit facility	$3,804	$3,925
Mission senior secured credit facility	354	358
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Total outstanding principal	6,872	6,997
Less: Unamortized financing costs, discounts and premium, net	(35)	(46)
Total outstanding debt	$6,837	$6,951

Unused revolving loan commitments under senior secured credit facilities (1)	$544	$543

(1)
Based on the covenant calculations as of December 31, 2023, all of the $530 million (net of outstanding standby letters of credit of $20 million) and $14 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes, due July 2027 and our 4.75% Notes, due November 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2024 and 2033) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future. Our senior secured credit facilities and the indentures governing our existing notes may limit the amount of dividends we may pay to stockholders and share repurchases we may make over the term of the agreement.

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

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of December 31, 2023, we were in compliance with our financial covenants. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028 for a period of at least the next 12 months as of the filing date of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of December 31, 2023, we have outstanding standby letters of credit with various financial institutions amounting to $20 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group as of December 31 (in millions):

	December 31, 2023	December 31, 2022
Current assets – external(1)	$1,246	$1,358
Current assets – due from consolidated entities outside of Obligor Group	7	39
Total current assets	$1,253	$1,397
Noncurrent assets – external(1)(2)	9,429	9,748
Noncurrent assets – due from consolidated entities outside of Obligor Group	75	74
Total noncurrent assets	$9,504	$9,822
Total current liabilities(1)	$818	$742
Total noncurrent liabilities(1)	$8,775	$8,994
Noncontrolling interests	$-	$-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW (see Note 3, “Acquisitions” to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information).
(2)
Excludes Issuer’s equity investments of $958 million and $1,119 million as of December 31, 2023 and 2022, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 6 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Year Ended
December 31, 2023
Net revenue – external	$4,694
Net revenue – from consolidated entities outside of Obligor Group	19
Total net revenue	4,713
Costs and expenses – external	3,683
Costs and expenses – to consolidated entities outside of Obligor Group	37
Total costs and expenses	3,720
Income from operations	$993
Net income	$450
Net income attributable to Obligor Group	$450
Income from equity method investments, net	$104

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures. On an ongoing basis, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates, and any such differences could be material to our Consolidated Financial Statements.

For a summary of our significant accounting policies, we refer you to Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

We believe the following critical accounting estimates are those that are the most important to the presentation of our Consolidated Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

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

Mission and the other consolidated VIEs are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (i) local service agreements we have with the stations they own, (ii) Nexstar’s (excluding The CW) guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all of these VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2024 and 2033. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $8.0 billion, or 66.2%, of our total assets as of December 31, 2023. Intangible assets consist primarily of goodwill, indefinite-lived intangible assets (such as FCC licenses), and definite-lived intangible assets (such as network affiliation agreements).

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

Subsequent to acquisition, goodwill and FCC licenses are tested for impairment in the fourth quarter each year, or more frequently whenever events or changes in circumstances indicate that such assets might be impaired. For purposes of goodwill impairment tests, the Company has one aggregated television stations reporting unit, because of the stations’ similar economic characteristics, one cable network reporting unit and two digital business reporting units. The Company’s impairment review for FCC licenses is performed at the television station market level.

The Company first assesses the qualitative factors to determine the likelihood of goodwill and FCC licenses being impaired. The qualitative impairment test includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than its respective carrying amount, no further testing will be required. Otherwise, the quantitative impairment test method is applied.

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

We test our definite-lived intangible assets and other long-lived assets to be held and used for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on certain factors including operating results, business plans, economic projections and anticipated future cash flows. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining life, or primary asset’s life, plus any proceeds from the eventual disposition are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations.

In the fourth quarter of 2023, using the qualitative impairment test, the Company performed its annual impairment assessment on goodwill attributable to its aggregated television stations reporting unit. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that the reporting unit’s fair value would sufficiently exceed the related carrying amount.

With respect to goodwill allocated to the cable network reporting unit and the two digital reporting units, the Company elected to perform quantitative impairment tests due to recent performance and uncertain economic conditions.

The Company’s assessment indicated that the cable network reporting unit’s fair value exceeded the related carrying amount by approximately 14%, therefore no impairment was recorded. Goodwill allocated to this reporting unit was $400 million as of December 31, 2023. The fair value estimate is management’s estimate based on a valuation report prepared by a third-party valuation firm who used a combination of an income approach, which employs a discounted cash flow model, and a market approach, which consider earnings multiples of comparable publicly traded businesses and comparable market transactions. The income approach was based on a five-year projection model which included assumptions regarding continued growth of viewership at a declining rate of growth over time and monetization thereof, continued growth in distribution revenues and annual increases in operating expenses. The income approach utilized the Company’s income tax rate, a 10% discount rate based on an analysis of comparable companies and a modest terminal growth rate typical of mature cable network businesses. The market approach market based the valuation on earnings multiples of comparable publicly traded businesses with cable networks and comparable cable network transactions. The likelihood of a material impairment is mitigated by the maturity of the network and its significant contractual distribution revenue.

With respect to digital reporting units, the Company’s assessment indicated that one of the digital reporting units exceeded the carrying amount by 2.5%, and therefore no goodwill impairment was identified. Goodwill associated with this reporting was $69 million as of December 31, 2023. The fair value estimate is management’s estimate based on a valuation report prepared by a third-party valuation firm who used a combination of an income approach, which employs a discounted cash flow model, and market approach. The income approach was based on a three-year projection model which included assumptions regarding the recovery of the business from a low in 2023 due to market and other factors to a full recovery to 2022 levels between year 2 and year 3 and then growth thereafter. The income approach utilized the Company’s income tax rate, a 11.5% discount rate based on an analysis of comparable companies and a modest terminal growth rate typical of mature digital businesses. The market approach based the valuation on earnings multiples of comparable publicly traded digital media businesses and market net revenue multiples of comparable digital media transactions. The likelihood of a material impairment is mitigated by the amount of goodwill recorded.

In the second digital reporting unit, the Company identified a goodwill impairment of $19 million (and $16 million impairment on definite-lived intangible assets) and a goodwill impairment of $91 million (and $5 million impairment on definite-lived intangible assets) during the fourth quarter of each calendar years 2023 and 2022. As of December 31, 2023, this second digital reporting unit has no remaining goodwill and no material long-lived intangible assets balance.

Our quantitative goodwill impairment tests are sensitive to changes in key assumptions used in our analysis. In our income approach models, if our projections of revenue growth rates and margins are not realized, if market factors outside of our control, such as increases in discount rates, occur, or if management’s expectations or plans change, including changes to a reporting unit’s long-term operating plans, the Company’s goodwill and other key assets could be impaired in the future. With respect to net revenue and earnings multiples, the key uncertainties are determining the reporting unit’s comparable public companies, comparable transactions and the selection of the market multiples.

The Company performed its annual impairment assessment on FCC licenses for each television station market using the qualitative impairment test. Except for three station markets that indicated unfavorable trends, the Company concluded that it was more likely than not that their fair values exceeded the respective carrying amounts. For the stations that indicated unfavorable trends, management extended its procedures and performed a quantitative impairment test. As of December 31, 2023, the FCC licenses of these stations had a total balance of $64 million, none of such individual FCC licenses had carrying value that were material. The Company’s quantitative impairment test of these assets indicated that each of their estimated fair values (Greenfield Method) exceeded the respective carrying amounts. Thus, no impairment was recorded.

The Company also evaluated its definite-lived intangible assets and other long-lived assets whether events or changes in circumstances indicate that such assets may be impaired. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use and eventual disposition of these assets, the Company determined that the carrying amounts are recoverable other than the long-lived intangible assets of a digital reporting unit for which an impairment was recognized (discussed above). No other events or circumstances were noted in 2023 that would indicate impairment.

Valuation of Investments

We account for investments in which we own at least 20% of an investee’s voting securities or we have significant influence over an investee under the equity method of accounting. We record equity method investments at cost. For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment.

We evaluate our equity method investments for other-than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In 2023, the Company evaluated its equity method investments for OTTI and none was identified. The Company will continue to evaluate its equity method investments for OTTI in future periods.

Pension plans and other postretirement benefits

A determination of the liabilities and cost of Nexstar’s pension and other postretirement plans (“OPEB”) requires the use of assumptions. The actuarial assumptions used in the pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and Nexstar’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

•
discount rates
•
expected return on plan assets
•
mortality rates
•
retirement rates
•
expected contributions

As of December 31, 2023, the effective discount rates used for determining pension benefit obligations were 4.78% to 4.79%. During 2023, the assumptions utilized in determining net periodic benefit credit on our pension plans were (i) 5.53% to 6.38% expected rate of return on plan assets and (ii) 4.98% to 4.99% effective discount rates. As of December 31, 2023, our pension plans’ benefit obligations were $1.7 billion. For the year ended December 31, 2023, our pension plans’ net periodic benefit credit was $36 million. As of December 31, 2023, a 1% change in the discount rates would have the following effects (in millions):

	1% Increase	1% Decrease
Projected impact on net periodic benefit credit	$2	$(3)
Projected impact on pension benefit obligations	(132)	154

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 6.85% to 7.85% as of December 31, 2023, which represent (i) the base rate, the SOFR plus (ii) a credit spread adjustment, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of December 31, 2023, an increase in each of SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $42 million (excluding tax effects). A decrease in each of SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $42 million (excluding tax effects). Our 5.625% Notes due July 2027 and 4.75% Notes due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2023, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Based upon that evaluation, Nexstar’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2023, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023 as stated in their report which appears herein.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On December 26, 2023, Perry Sook, our Chairman and Chief Executive Officer, adopted a 10b5-1 Trading Plan (“Sook Sales Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Sook Sales Plan provides for the exercise and sale of 100,000 stock options (such stock options were awarded on January 14, 2015 and are scheduled to expire on January 14, 2025). The Sook Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (a) November 13, 2024, and (b) the date on which the total shares subject to the Sook Sales Plan have been sold.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in the Proxy Statement to be provided to stockholders in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K under the headings “Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Report,” which information is incorporated herein by reference.

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

3.2

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

10.11

Amendment No. 6 dated as of June 6, 2023, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.12

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

10.13

Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

10.14

Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 1, 2018).

10.15

Amendment No. 3, dated as of September 3, 2020, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 9, 2020).

10.16

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

10.18

Amendment No. 6, dated as of June 21, 2022, to Credit Agreement, dated as of January 17, 2017, by among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.19

Amendment No. 7 dated as of June 6, 2023, to Credit Agreement, dated as of January 17, 2017, by among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

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

10.25

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

10.27

Amendment to Executive Employment Agreement, dated as of January 29, 2015 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on February 5, 2015).

10.28

Amendment to Executive Employment Agreement, dated as of January 15, 2019 between Perry A. Sook and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 22, 2019).

10.29

Amendment to Executive Employment Agreement, dated as of August 1, 2022 between Perry A. Sook and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 4, 2022.

10.30

Executive Employment Agreement, dated as of July 13, 2009, by and between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 12, 2009).

10.31

Amendment to the Executive Agreement between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 1, 2014).

10.32

Amendment to Executive Employment Agreement, dated as of January 9, 2017, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 13, 2017).

10.33

Executive Employment Agreement, dated as of September 25, 2020, between Thomas E. Carter and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 1, 2020).

10.34

Executive Employment Agreement, effective as of August 21, 2023, between Michael Biard and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478/231119544) filed by Nexstar Media Group, Inc. on July 28, 2023.

10.35

Executive Employment Agreement, dated July 26, 2021 between Lee Ann Gliha and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.36

Amendment to Executive Employment Agreement, effective January 1, 2024, by and between Lee Ann Gliha and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478/231502162) filed by Nexstar Media Group, Inc. on December 20, 2023.

10.37

Executive Employment Agreement, dated as of September 5, 2019, between Dana Zimmer and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.38

Amendment to Executive Employment Agreement, effective as of September 19, 2023, between Dana Zimmer and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478/231092012) filed by Nexstar Media Group, Inc. on July 17, 2023.

10.39

Executive Employment Agreement, dated June 1, 2021 between Andrew Alford and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.40

Executive Employment Agreement, dated August 26, 2019 between Sean Compton and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.41

Amendment to Executive Employment Agreement, dated November 1, 2020 between Sean Compton and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.42

Amendment to Executive Employment Agreement, effective as of September 19, 2023, between Sean Compton and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478/231092012) filed by Nexstar Media Group, Inc. on July 17, 2023.

10.43

Amended and Restated Executive Employment Agreement, effective as of September 19, 2023 between Sean Compton and Nexstar Media Group, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

10.44

Nexstar Media Group, Inc. 2012 Long-Term Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on October 2, 2012).

10.45

Nexstar Media Group, Inc. 2015 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 24, 2015).

10.46

Nexstar Media Group, Inc. 2019 Long-Term Equity Incentive Plan (Incorporated by reference to Definitive Proxy Statement on Schedule 14A (File No. 000-50478) filed by Nexstar Media Group, Inc. on April 26, 2019).

10.47

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

21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Lee Ann Gliha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Lee Ann Gliha pursuant to 18 U.S.C. ss. 1350.*
97.1	Clawback Policy, Nexstar Media Group, Inc.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Lee Ann Gliha
Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2024.

Name	Title
/s/ PERRY A. SOOK	Chairman and Chief Executive Officer
Perry A. Sook	(Principal Executive Officer)
/s/ LEE ANN GLIHA	Chief Financial Officer
Lee Ann Gliha	(Principal Financial and Accounting Officer)
/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong
/s/ BERNADETTE AULESTIA	Director
Bernadette Aulestia

/s/ DENNIS J. FITZSIMONS	Director
Dennis J. FitzSimons
/s/ JAY M. GROSSMAN	Director
Jay M. Grossman
/s/ C. THOMAS MCMILLEN	Director
C. Thomas McMillen
/s/ LISBETH MCNABB	Director
Lisbeth McNabb
/s/ JOHN R. MUSE	Director
John R. Muse
/s/ I. MARTIN POMPADUR	Director
I. Martin Pompadur
/s/ ROYCE A. WELLS	Director
Royce A. Wells

NEXSTAR MEDIA GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexstar Media Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Position Related to the Chicago Cubs Transactions

As described in Notes 14 and 16 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $27.0 million as of December 31, 2023. As disclosed by management, the estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations. On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune Media Company (a subsidiary of the Company, “Tribune”) a Notice of Deficiency which presented the IRS’s position that a gain with respect to a contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (“the Chicago Cubs Transactions”) should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182.0 million tax and a $73.0 million gross valuation misstatement penalty. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2023 would be approximately $191.0 million. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Internal Revenue Code (“IRC”) and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. As of December 31, 2023, management believes the tax impact of applying the Tax Court opinion is not material to the Company’s Consolidated Financial Statements.

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

February 28, 2024

We have served as the Company’s auditor since 1997.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$135	$204
Restricted cash and cash equivalents	12	16
Accounts receivable, net of allowance for credit losses of $20 and $18, respectively	1,095	1,080
Broadcast rights	136	194
Prepaid expenses and other current assets	88	121
Total current assets	1,466	1,615
Property and equipment, net	1,269	1,262
Goodwill	2,946	2,961
FCC licenses	2,929	2,910
Network affiliation agreements, net	1,683	1,871
Other intangible assets, net	441	563
Investments	958	1,119
Other noncurrent assets, net	386	378
Total assets(1)	$12,078	$12,679
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$124	$124
Accounts payable	235	198
Broadcast rights payable	136	151
Accrued expenses	350	319
Operating lease liabilities	47	50
Other current liabilities	69	51
Total current liabilities	961	893
Debt	6,713	6,827
Deferred tax liabilities	1,520	1,606
Other noncurrent liabilities	571	584
Total liabilities(1)	9,765	9,910
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2023 and December 31, 2022	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 33,600,926 shares outstanding as of December 31, 2023 and 47,282,823 shares issued, 36,810,186 shares outstanding as of December 31, 2022	-	-
Additional paid-in capital	1,283	1,288
Accumulated other comprehensive income	1	27
Retained earnings	3,188	3,033
Treasury stock - at cost; 13,681,897 and 10,472,637 shares as of December 31, 2023 and December 31, 2022, respectively	(2,173)	(1,607)
Total Nexstar Media Group, Inc. stockholders’ equity	2,299	2,741
Noncontrolling interests	14	28
Total stockholders’ equity	2,313	2,769
Total liabilities and stockholders’ equity	$12,078	$12,679

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)
The consolidated total assets as of December 31, 2023 and 2022 include certain assets held by consolidated VIEs of $300 million and $304 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2023 and 2022 include certain liabilities of consolidated VIEs of $152 million and $148 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except for share and per share information)

	Years Ended December 31,
	2023	2022	2021
Net revenue	$4,933	$5,211	$4,648
Operating expenses (income):
Direct operating, excluding depreciation and amortization	2,153	2,005	1,862
Selling, general and administrative, excluding depreciation and amortization	1,096	1,102	1,024
Depreciation and amortization	941	662	589
Goodwill and long-lived asset impairments	35	133	23
Reimbursement from the FCC related to station repack	-	(3)	(20)
Other	-	-	(5)
Total operating expenses	4,225	3,899	3,473
Income from operations	708	1,312	1,175
Gain on bargain purchase	-	56	-
Income from equity method investments, net	104	153	125
Interest expense, net	(447)	(337)	(283)
Loss on extinguishment of debt	-	(3)	(3)
Pension and other postretirement plans credit, net	36	43	81
Other expenses, net	-	(7)	(2)
Income before income taxes	401	1,217	1,093
Income tax expense	(131)	(274)	(263)
Net income	270	943	830
Net loss attributable to noncontrolling interests	76	28	4
Net income attributable to Nexstar Media Group, Inc.	$346	$971	$834

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$9.78	$24.68	$19.81
Diluted	$9.64	$24.16	$18.98

Weighted average number of common shares outstanding:
Basic (in thousands)	35,317	39,349	42,133
Diluted (in thousands)	35,834	40,187	43,982

Net income	$270	$943	$830
Other comprehensive income (loss):
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax benefit (expense) of $9 in 2023, $39 in 2022, and ($37) in 2021	(26)	(114)	107
Total comprehensive income	244	829	937
Total comprehensive loss attributable to noncontrolling interests	76	28	4
Total comprehensive income attributable to Nexstar Media Group, Inc.	$320	$857	$941

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2023

(in millions, except for share and per share information)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2020	47,291,463	$-	$1,363	$1,488	$34	(4,034,635)	$(367)	$19	$2,537
Purchase of treasury stock	-	-	-	-	-	(3,575,568)	(537)	-	(537)
Stock-based compensation expense	-	-	47	-	-	-	-	-	47
Vesting of restricted stock units and exercise of stock options	-	-	(100)	-	-	1,076,169	97	-	(3)
Dividends declared on common stock ($2.80 per share)	-	-	-	(118)	-	-	-	-	(118)
Change in reporting entity resulting from common control transactions	-	-	1	-	-	-	-	(7)	(6)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	107	-	-	-	107
Net income (loss)	-	-	-	834	-	-	-	(4)	830
Balances as of December 31, 2021	47,291,463	-	1,311	2,204	141	(6,534,034)	(807)	8	2,857
Purchase of treasury stock	-	-	-	-	-	(5,055,304)	(881)	-	(881)
Stock-based compensation expense	-	-	62	-	-	-	-	-	62
Vesting of restricted stock units and exercise of stock options	-	-	(85)	-	-	1,116,701	81	-	(4)
Dividends declared on common stock ($3.60 per share)	-	-	-	(142)	-	-	-	-	(142)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	30	30
Noncontrolling interests from a business combination (see Note 3)	-	-	-	-	-	-	-	24	24
Distribution to a noncontrolling interest	-	-	-	-	-	-	-	(6)	(6)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	(114)	-	-	-	(114)
Other	(8,640)	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	971	-	-	-	(28)	943
Balances as of December 31, 2022	47,282,823	-	1,288	3,033	27	(10,472,637)	(1,607)	28	2,769
Purchase of treasury stock	-	-	-	-	-	(3,782,104)	(611)	-	(611)
Stock-based compensation expense	-	-	60	-	-	-	-	-	60
Vesting of restricted stock units and exercise of stock options	-	-	(65)	-	-	572,844	45	-	(20)
Dividends declared on common stock ($5.40 per share)	-	-	-	(191)	-	-	-	-	(191)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	62	62
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	(26)	-	-	-	(26)
Net income (loss)	-	-	-	346	-	-	-	(76)	270
Balances as of December 31, 2023	47,282,823	$-	$1,283	$3,188	$1	(13,681,897)	$(2,173)	$14	$2,313

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$270	$943	$830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	941	662	589
Goodwill and other long-lived asset impairments	35	133	23
Stock-based compensation expense	60	62	47
Amortization of debt financing costs, debt discounts and premium	11	13	15
Deferred income taxes	(77)	(103)	5
Spectrum repack reimbursements	-	(3)	(20)
Payments for broadcast rights	(417)	(244)	(167)
Gain on bargain purchase	-	(56)	-
Income from equity method investments, net	(104)	(153)	(125)
Distribution from equity method investments—return on capital	270	250	239
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(13)	(12)	(109)
Prepaid expenses and other current assets	(4)	10	(5)
Other noncurrent assets	(24)	(1)	35
Accounts payable	32	(50)	28
Accrued expenses and other current liabilities	29	(19)	4
Income tax payable	37	10	(48)
Other noncurrent liabilities	(48)	(52)	(118)
Other	1	13	(8)
Net cash provided by operating activities	999	1,403	1,215
Cash flows from investing activities:
Purchases of property and equipment	(149)	(157)	(151)
Payments for acquisitions, net of cash acquired	(38)	-	(138)
Deposits received associated with the sale of real estate assets	10	10	13
Proceeds from disposals of assets	8	241	18
Cash acquired on business acquisition	-	29	-
Spectrum repack reimbursements	-	3	20
Other investing activities, net	(4)	(1)	6
Net cash provided by (used in) investing activities	(173)	125	(232)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	20	2,480	321
Repayments of long-term debt	(145)	(2,960)	(590)
Purchase of treasury stock	(605)	(881)	(537)
Common stock dividends paid	(191)	(142)	(118)
Contribution from noncontrolling interests	62	30	-
Payments for capitalized software obligations	(19)	(16)	(17)
Cash paid for shares withheld for taxes	(24)	(12)	(11)
Payments for contingent consideration in connection with a past acquisition	-	(14)	-
Other financing activities, net	3	-	7
Net cash used in financing activities	(899)	(1,515)	(945)
Net increase (decrease) in cash, cash equivalents and restricted cash	(73)	13	38
Cash, cash equivalents and restricted cash at beginning of period	220	207	169
Cash, cash equivalents and restricted cash at end of period	$147	$220	$207
Supplemental information:
Interest paid	$437	$330	$273
Income taxes paid, net of refunds	$169	$370	$320
Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$13	$10	$11
Right-of-use assets obtained in exchange for operating lease obligations	$54	$50	$45

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of December 31, 2023, we owned, operated, programmed or provided sales and other services to 200 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 39 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of December 31, 2023, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency (“UHF”) discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and one television station owned by an unconsolidated VIE. Nexstar also owns a 75.0% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”), NewsNation, a national cable news network, two digital multicast networks, Antenna TV and Rewind TV, multicast network services provided to third parties, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include more than 140 local websites, 278 mobile applications, 25 connected television applications, six free-ad supported television channels representing products of our local television stations, The CW, NewsNation, The Hill and BestReviews, and a suite of advertising solutions.

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

Liquidity

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K. As of December 31, 2023, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Variable Interest Entities

Nexstar may determine that an entity is a VIE as a result of local service agreements entered into with that entity. The term local service agreement generally refers to a contract whereby the owner-operator of a television station contracts with a third party (typically another television station owner-operator) to provide it with administrative, sales and other services required for the operation of its station. Nevertheless, the owner-operator of each station retains control of and responsibility for the operation of its station, including ultimate responsibility over all programming broadcast on its station. A local service agreement can be (i) a time brokerage agreement (“TBA”) or a local marketing agreement (“LMA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments, frequently based on the station’s monthly operating expenses, (ii) a shared services agreement (“SSA”) which allows Nexstar to provide services to a station including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments as described in the SSA, or (iii) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSA.

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

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2023 with its consolidated VIEs:

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

As of December 31, the carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Consolidated Balance Sheets were as follows (in millions):

	2023	2022
Current assets:
Cash and cash equivalents	$6	$6
Accounts receivable, net	17	26
Prepaid expenses and other current assets	5	6
Total current assets	28	38
Property and equipment, net	58	59
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	68	76
Other noncurrent assets, net	67	80
Total assets	$572	$604

Current liabilities:
Current portion of debt	$2	$3
Other current liabilities	38	30
Total current liabilities	40	33
Debt	350	353
Deferred tax liabilities	36	35
Other noncurrent liabilities	78	85
Total liabilities	$504	$506

As of December 31, the following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	2023	2022
Current assets	$3	$4
Property and equipment, net	11	11
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	22	26
Other noncurrent assets, net	2	1
Total assets	$300	$304

Current liabilities	$38	$28
Noncurrent liabilities	114	120
Total liabilities	$152	$148

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), which continues through December 31, 2025. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee to Cunningham based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement. Nexstar has determined that it has a variable interest in WYZZ. Nexstar has also evaluated its arrangements with Cunningham and has determined that it is not the primary beneficiary of the variable interest in this station because it does not have the ultimate power to direct the activities that most significantly impact the station’s economic performance, including developing the annual operating budget, programming and oversight and control of sales management personnel. Therefore, Nexstar has not consolidated WYZZ under authoritative guidance related to the consolidation of VIEs. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham. Cunningham does not guarantee Nexstar’s debt.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include, but are not limited to, those relating to allowance for credit losses, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, deferred income tax asset valuation allowances, fair value of stock-based compensation, the recoverability of goodwill, FCC licenses and long-lived assets, pension and postretirement obligations, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of December 31, 2023, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from multichannel video programming distributors (“MVPDs”) and local and national advertising agencies. The Company does not require collateral from its customers but maintains reserves for potential credit losses. Management believes that the allowance for credit losses is adequate, but if the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

Revenue Recognition

The Company recognizes revenues when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue is primarily derived from the sale of advertising and the compensation received from traditional MVPDs, such as cable and satellite providers, as well as online video distributors (“OVDs”), companies that provide video content through internet streaming, in return for the Company’s consent to the retransmission of the signals of its television stations or the carriage of NewsNation. Total revenue includes advertising revenue, distribution revenue, digital revenue and other broadcast related revenues. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers. The Company also determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

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

Distribution Revenues—The Company’s retransmission consent and carriage agreements with MVPDs and OVDs generally provide revenue based on a monthly amount the Company is entitled to receive per subscriber. These revenues are considered arising from the licensing of functional intellectual property. As such, the Company applies the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenue (distribution revenue) at the point in time the broadcast signal is delivered to the distributors. The distributors report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report, the Company records revenue based on an estimated number of subscribers and the monthly amount the Company is entitled to receive per subscriber. Adjustments associated with the resolution of such estimates have, historically, been inconsequential. Other distribution revenue includes affiliate compensation revenue in accordance with certain affiliation agreements, which is recognized ratably over the term of the agreement.

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

Investments

The Company accounts for investments in which it owns at least 20% of an investee’s voting securities or has significant influence over an investee under the equity method of accounting. The Company records equity method investments at cost. For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment. The amounts initially recognized are subsequently adjusted for the Company’s appropriate share of the net earnings or losses of the investee. The Company records any investee losses up to the carrying amount of the investment plus any advances and loans made to the investee and any financial guarantees made on behalf of the investee. The Company recognizes its share in earnings and losses of the investee as “Income from equity method investments, net” in the Consolidated Statements of Operations and Comprehensive Income. Investments are also increased by contributions made to and decreased by distributions from the investee. The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. The Company evaluates equity method investments for other-than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For the years ended December 31, 2023, 2022 and 2021, the Company did not identify any events or changes in circumstances which indicated that the carrying amount of investments may be impaired. See Note 6 for additional information on the Company’s investments.

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

See Note 9 for additional disclosures on leases as of December 31, 2023.

Broadcast Rights and Broadcast Rights Payable

The Company acquires licenses to broadcast programs from national program syndicators and from certain production companies. The Company records these contracts as an asset and a liability when the following criteria are met: (i) the license period has begun, (ii) the cost of each program is known or reasonably determinable, (iii) the program material has been accepted in accordance with the license agreement, and (iv) the program is produced and available for broadcast. Broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. The Company periodically evaluates the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of broadcast rights and adjusts the amortization for any deficiency calculated. As of December 31, 2023 and 2022, programming costs included $64 million and $66 million, respectively, that were contractually due related to episodes that had been completed by certain production companies but not yet delivered to the Company. Such episodes are typically delivered within a few weeks of completion.

The Company also acquired exclusive rights to broadcast various live sports games in exchange for rights fees paid over the season associated with the live sports games. The Company amortizes these programming rights as an expense over each season based upon contractually stated rates which align with the projected revenue over the contractual term. Amortization is evaluated periodically, based on revenue projections, and adjusted as necessary.

For the years ended December 31, 2023, 2022 and 2021, amortization of broadcast rights of $453 million, $193 million and $121 million, respectively, were included in Depreciation and amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets. Subsequent to acquisition, these assets are not amortized but are tested for impairment annually in the Company’s fourth quarter, or more frequently if events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses such that renewals generally may be obtained indefinitely and at little cost. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15-year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

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

The Company tests definite-lived intangible assets and other long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on certain factors, including operating results, business plans, economic projections and anticipated future cash flows. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining life, or primary asset’s life, plus any proceeds from the eventual disposition are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $14 million, $24 million, and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Stock-Based Compensation

Nexstar maintains stock-based employee and non-employee compensation plans which are described more fully in Note 13. The fair values of time-based and performance-based restricted stock units are based on the number of shares awarded and market price of the stock on the date of award. These amounts are recognized into selling, general and administrative expense over the vesting period of the time-based restricted stock units and when it is probable that the performance conditions will be achieved for performance-based restricted stock units. The excess or shortage of tax deductions over the compensation cost of stock-based payments is recognized as income tax benefit or income tax expense, respectively. The Company calculates the grant-date fair value of employee and non-employee stock options using the Black-Scholes model, but no compensation expense was recorded during the years 2023, 2022 and 2021 as the options are fully vested and there were no additional stock option grants during these years.

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

	2023	2022	2021
Weighted average shares outstanding - basic	35,317	39,349	42,133
Dilutive effect of equity incentive plan instruments	517	838	1,849
Weighted average shares outstanding - diluted	35,834	40,187	43,982

The Company has outstanding stock options and restricted stock units to acquire 69,000, 26,000 and zero weighted average shares of common stock for the years ended December 31, 2023, 2022 and 2021, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

Segment Presentation

The Company assesses its operating segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” Nexstar operates in two reportable segments, Broadcast and The CW. The other activities of the Company include (i) digital businesses focused on the national marketplace, (ii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (iii) corporate functions, and (iv) eliminations. See Note 17 for additional segment information.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The accounting update also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this accounting update for interim periods and fiscal years beginning on January 1, 2023 and the adoption did not impact its Condensed Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 applies to all entities that are subject to Topic 740, Income Taxes and is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impacts ASU 2023-09 may have on its Consolidated Financial Statements upon its adoption on the effective date as it relates to future income tax disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses for all public entities. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impacts ASU 2023-07 may have on its Consolidated Financial Statements upon its adoption on the effective date as it relates to future segment disclosures.

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

2022 Acquisition of The CW

On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW from affiliates of Paramount Global and Warner Bros. Discovery (collectively the “Sellers”) for no purchase consideration. Each of the Sellers retained a 12.5% ownership interest and produced 12 original, scripted series for The CW primarily aired during the 2022/2023 broadcast season. The Sellers have granted Nexstar a call right and Nexstar has granted each of the Sellers a put right for such Seller’s ownership interests beginning in August 2024 and June 2026, respectively. The acquisition solidifies Nexstar’s revenue opportunities as the largest owner of The CW-affiliated stations, diversifies its content outside of news, improves its national advertising opportunities, establishes it as a participant in advertising video-on-demand services via The CW App and is expected to create value by improving The CW’s ratings, revenue, and profitability.

The transaction was accounted for under the acquisition method of accounting. The fair values of the assets acquired, liabilities assumed and the noncontrolling interests are as follows (in millions):

Assets acquired	Purchase Price Allocation
Cash and cash equivalents	$29
Accounts receivable	56
Prepaid expenses and other current assets	3
Broadcast rights	124
Intangible assets	17
Other noncurrent assets	6
Total assets acquired	235
Liabilities assumed:
Accounts payable and accrued expenses	(26)
Broadcast rights payable	(97)
Deferred tax liabilities	(19)
Other liabilities	(13)
Total liabilities assumed	(155)
Net assets acquired	80
Consideration paid	-
Noncontrolling interests	(24)
Gain on bargain purchase	$56

Programming costs and accrued programming costs pertain to The CW’s costs of acquiring programming from the Sellers and were valued using the replacement cost method as of Nexstar’s acquisition due to their short-term nature.

As a result of the acquisition, Nexstar recognized a gain on bargain purchase of $56 million representing the excess of the fair value of the net assets acquired over the $0 purchase consideration paid and the fair value of the noncontrolling interests. This gain is presented as a separate line item in the accompanying Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2022. Nexstar believes it was able to acquire The CW for $0 purchase consideration due to the recurring losses of The CW and Nexstar’s position as the largest owner of The CW-affiliated television stations, which it believes limited the number of interested acquirers, Nexstar’s agreement to commit The CW to acquire additional programming from the Sellers for the 2022/2023 broadcast season, and Nexstar’s agreement to allow the Sellers to distribute certain short and long-term accounts receivable related to previously-aired programming to the Sellers prior to closing.

The intangible assets are amortized over an estimated useful life of 4.5 years.

The CW’s net revenue of $66 million and operating loss of $95 million from the acquisition date to December 31, 2022 have been included in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Transaction costs related to this acquisition, including severance costs, retention bonuses and legal and professional fees totaling $13 million and $33 million for the years ended December 31, 2023 and 2022, respectively, were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.

2021 Acquisitions

Acquisition of The Hill

On August 20, 2021, pursuant to a merger agreement, Nexstar acquired 100% of the outstanding equity of News Communications, Inc. (“NCI”), then a Nevada corporation, for a total cash consideration of approximately $138 million, including working capital adjustments, funded by cash on hand. NCI is the owner of “The Hill,” an independent political digital media platform. On August 27, 2021, NCI received approval for its conversion from a Nevada corporation to a Delaware corporation. The acquisition marked the continuation of Nexstar’s content-first strategy, focused primarily on news, designed to further leverage and monetize its expansive digital reach.

The net revenue of $22 million from the acquisition date to December 31, 2021 has been included in the accompanying Consolidated Statements of Operations and Comprehensive Income. The operating income and transaction costs from the acquisition date to December 31, 2021 have also been included in the accompanying Consolidated Statements of Operations and Comprehensive Income but were not material.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information has been presented for the periods indicated as if Nexstar’s acquisition of The CW had occurred on January 1, 2021 (in millions):

	Years Ended December 31,
	2022	2021
Net revenue	$5,514	$5,107
Income before income taxes	917	786
Net income	689	592
Net income attributable to Nexstar	781	690

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

The acquisitions during 2023 and 2021 are not significant for pro forma financial information reporting purposes, both individually and in aggregate. Therefore, pro forma financial information has not been provided for those transactions.

Proposed Acquisition

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

Note 4: Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in millions):

	Estimated
	useful life,
	in years	2023	2022
Buildings and improvements	39	$409	$393
Land	N/A	249	241
Leasehold improvements	term of lease	119	101
Studio and transmission equipment	5-15	1,095	1,054
Computer equipment	3-5	151	152
Furniture and fixtures	7	32	30
Vehicles	5	64	61
Construction in progress	N/A	60	65
		2,179	2,097
Less: accumulated depreciation and amortization		(910)	(835)
Property and equipment, net		$1,269	$1,262

For the years ended December 31, 2023, 2022 and 2021, depreciation expense of $176 million, $160 million and $167 million, respectively, was included in Depreciation and amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Note 5: Intangible Assets and Goodwill

The Company’s definite-lived intangible assets consisted of the following, as of December 31 (dollars in millions):

		2023			2022
	Estimated		Accumulated			Accumulated
	useful life,		Amortization			Amortization
	in years	Gross	and Impairment	Net	Gross	and Impairment	Net
Network affiliation agreements	15	$3,125	$(1,442)	$1,683	$3,125	$(1,254)	$1,871
Other definite-lived intangible assets	1-20	1,093	(652)	441	1,077	(514)	563
Definite-lived intangible assets		$4,218	$(2,094)	$2,124	$4,202	$(1,768)	$2,434

The decrease in definite-lived intangible assets was primarily due to amortization.

For the years ended December 31, 2023, 2022 and 2021, amortization expense of $311 million, $309 million and $301 million, respectively, was included in Depreciation and amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2023 (in millions):

2024	$291
2025	284
2026	265
2027	252
2028	237
Thereafter	795
$2,124

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2023 and 2022 are as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2022	$3,141	$(180)	$2,961	$2,958	$(48)	$2,910
Current year acquisitions (see Note 3)	4	-	4	19	-	19
Impairment loss	-	(19)	(19)	-	-	-
Balances as of December 31, 2023	$3,145	$(199)	$2,946	$2,977	$(48)	$2,929

As discussed in Note 2, the Company has one aggregated television stations reporting unit, one cable network reporting unit, and two digital reporting units for purposes of annual goodwill impairment review as of December 31, 2023. The Company’s annual impairment review of FCC licenses is performed at the station market level. Management conducts an impairment test annually in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill or FCC licenses might be impaired.

In the fourth quarter of 2023, using the qualitative impairment test, the Company performed its annual impairment assessment on goodwill attributable to its aggregated television stations reporting unit. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that each reporting unit’s fair value would sufficiently exceed the related carrying amount.

With respect to goodwill allocated to the cable network reporting unit and the two digital reporting units, the Company elected to perform quantitative impairment tests due to recent performance and uncertain economic conditions.

The Company’s assessment indicated that the cable network reporting unit’s fair value exceeded the related carrying amount by approximately 14%, therefore no impairment was recorded. Goodwill allocated to this reporting unit was $400 million as of December 31, 2023. The fair value estimate is management’s estimate based on a valuation report prepared by a third-party valuation firm who used a combination of an income approach, which employs a discounted cash flow model, and a market approach, which consider earnings multiples of comparable publicly traded businesses and comparable market transactions. The income approach was based on a five-year projection model which included assumptions regarding continued growth of viewership at a declining rate of growth over time and monetization thereof, continued growth in distribution revenues and annual increases in operating expenses. The income approach utilized the Company’s income tax rate, a 10% discount rate based on an analysis of comparable companies and a modest terminal growth rate typical of mature cable network businesses. The market approach market based the valuation on earnings multiples of comparable publicly traded businesses with cable networks and comparable cable network transactions. The likelihood of a material impairment is mitigated by the maturity of the network and its significant contractual distribution revenue.

With respect to digital reporting units, the Company’s assessment indicated that one of the digital reporting units exceeded the carrying amount by 2.5%, and therefore no goodwill impairment was identified. Goodwill associated with this reporting was $69 million as of December 31, 2023. The fair value estimate is management’s estimate based on a valuation report prepared by a third-party valuation firm who used a combination of an income approach, which employs a discounted cash flow model, and market approach. The income approach was based on a three-year projection model which included assumptions regarding the recovery of the business from a low in 2023 due to market and other factors to a full recovery to 2022 levels between year 2 and year 3 and then growth thereafter. The income approach utilized the Company’s income tax rate, a 11.5% discount rate based on an analysis of comparable companies and a modest terminal growth rate typical of mature digital businesses. The market approach based the valuation on earnings multiples of comparable publicly traded digital media businesses and market net revenue multiples of comparable digital media transactions. The likelihood of a material impairment is mitigated by the amount of goodwill recorded.

In the second digital reporting unit, the Company identified a goodwill impairment of $19 million (and $16 million impairment on definite-lived intangible assets) and a goodwill impairment of $91 million (and $5 million impairment on definite-lived intangible assets) during the fourth quarter of each calendar years 2023 and 2022, respectively. As of December 31, 2023, this second digital reporting unit has no remaining goodwill and no material long-lived intangible assets balance.

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

The Company performed its annual impairment assessment on FCC licenses for each television station market using the qualitative impairment test. Except for three station markets that indicated unfavorable trends, the Company concluded that it was more likely than not that their fair values exceeded the respective carrying amounts. For the stations that indicated unfavorable trends, management extended its procedures and performed a quantitative impairment test. As of December 31, 2023, the FCC licenses of these stations had a carrying value of $64 million, none of such individual FCC licenses had carrying value that were material. The Company’s quantitative impairment test of these assets indicated that each of their estimated fair values (Greenfield Method) exceeded the respective carrying amounts. Thus, no impairment was recorded on the associated goodwill and FCC licenses.

The Company also evaluated its definite-lived intangible assets and other long-lived assets whether events or changes in circumstances indicate that such assets may be impaired. Based on the estimate of undiscounted future pre-tax cash flows expected to result from the use and eventual disposition of such assets, the Company determined that the carrying amounts are recoverable other than the long-lived intangible assets of a digital reporting unit for which an impairment was recorded (discussed above). No other events or circumstances were noted in 2023 that would indicate impairment.

Note 6: Investments

Investments in the Company’s Consolidated Balance Sheets as of December 31 consisted of the following (in millions):

	2023	2022
Equity method investments	$953	$1,115
Other equity investments	5	4
Total investments	$958	$1,119

Equity Method Investments

During the years ended December 31, 2023, 2022 and 2021, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

Income from equity method investments, net reported in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31 consisted of the following (in millions):

	2023	2022	2021
Income on equity investments, net, before amortization of basis difference	$174	$223	$250
Amortization of basis difference	(70)	(70)	(125)
Income on equity investments, net	$104	$153	$125

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

There were no other-than-temporary impairments (“OTTI”) during the years ended December 31, 2023, 2022 and 2021.

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

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2024. Nexstar intends to renew its partnership agreement with WBD for TV Food Network before expiration. In the event of a liquidation, Nexstar would be entitled to its proportionate share of distributions to partners, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

As of December 31, 2023, Nexstar’s investment in TV Food Network had a book value of $936 million, compared to $1.099 billion as of December 31, 2022.

As of December 31, 2023 and 2022, Nexstar had a remaining share in amortizable basis difference of $397 million and $467 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of December 31, 2023 had a remaining useful life of approximately 5.7 years. As of December 31, 2023, Nexstar’s share in the basis difference related to the investee’s goodwill was $500 million (no change in 2023).

Nexstar had the following transactions related to its investment in TV Food Network during the years ended December 31, 2023, 2022 and 2021, respectively:

•
received cash distributions totaling $270 million, $249 million and $239 million,
•
recognized shares in TV Food Network’s net income of $177 million, $227 million and $253 million, and
•
recorded amortization of basis difference (expense) of $69 million, $70 million and $125 million.

Summarized financial information for TV Food Network is as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Net revenue	$1,124	$1,298	$1,340
Costs and expenses	571	583	537
Income from operations	554	716	803
Net income	565	724	810
Net income attributable to Nexstar Media Group, Inc.	177	227	253

	As of December 31
	2023	2022
Current assets	$383	$728
Noncurrent assets	484	421
Current liabilities	102	85
Noncurrent liabilities	-	-

Note 7: Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in millions):

	2023	2022
Compensation and related taxes	$113	$113
Interest payable	55	56
Network affiliation fees	85	50
Other	97	100
	$350	$319

Note 8: Debt

Long-term debt consisted of the following, as of December 31 (dollars in millions):

	2023	2022
Nexstar
Term Loan A, due June 2027	$2,243	$2,364
Term Loan B, due September 2026	1,561	1,561
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Term Loan B, due June 2028	292	296
Revolving loans, due June 2027	62	62
Total outstanding principal	6,872	6,997
Less: unamortized financing costs and discount - Nexstar Term Loan A, due June 2027	(6)	(8)
Less: unamortized financing costs and discount - Nexstar Term Loan B, due September 2026	(24)	(33)
Add: unamortized premium, net of financing costs - Nexstar 5.625% Notes, due July 2027	3	4
Less: unamortized financing costs and discount - Nexstar 4.75% Notes, due November 2028	(6)	(7)
Less: unamortized financing costs and discount - Mission Term Loan B, due June 2028	(2)	(2)
Total outstanding debt	6,837	6,951
Less: current portion	(124)	(124)
Long-term debt, net of current portion	$6,713	$6,827

Senior Secured Credit Facilities

2023 Activities

On December 6, 2023, Nexstar borrowed $20 million under its revolving credit facility used for additional working capital, which it repaid in full on December 19, 2023, funded by cash on hand.

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

In addition, during the year ended December 31, 2023, the Company repaid scheduled principal maturities of $125 million of its term loans.

Interest rates are selected at Nexstar’s or Mission’s option, as applicable, and the applicable margin is adjusted quarterly as defined in the applicable amended credit agreement. Interest is payable periodically based on the type of interest rate selected. As of December 31, the interest rates of the outstanding loans under the senior secured credit facilities were:

•
6.85% and 5.86% in 2023 and 2022, respectively, for Nexstar’s Term Loan A, due June 2027 (based on an applicable margin of 1.50%)
•
7.85% and 6.89% in 2023 and 2022, respectively, for Nexstar’s Term Loan B, due September 2026 (based on an applicable margin of 2.50% in both years)
•
7.85% and 6.89% in 2023 and 2022, respectively, for Mission’s Term Loan B, due June 2028 (based on an applicable margin of 2.50% in both years)
•
6.85% and 5.86% in 2023 and 2022, respectively, for Mission’s outstanding revolving loans, due June 2027 (based on an applicable margin of 1.50%)

5.625% Notes, due July 2027

On July 3, 2019, Nexstar completed the sale and issuance of $1.120 billion 5.625% senior unsecured notes due 2027 (the “5.625% Notes, due July 2027”) at par.

On November 22, 2019, Nexstar completed the issuance and sale of $665 million aggregate principal amount of additional 5.625% Notes, due July 2027. These additional notes were issued at a price of 104.875%. These additional notes are treated as a single series with the 5.625% Notes, due July 2027 issued on July 3, 2019.

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

Unused Commitments and Borrowing Availability

Nexstar and Mission had $530 million (net of outstanding standby letters of credit of $20 million) and $14 million, respectively, of unused revolving loan commitments under their senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2023. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of December 31, 2023, the Company was in compliance with its financial covenants.

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

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2024 and 2033, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2023, the Company was in compliance with its financial covenants.

Debt Maturities

The scheduled principal maturities of the Company’s debt as of December 31, 2023 are summarized as follows (in millions):

2024	$124
2025	124
2026	1,685
2027	3,658
2028	1,281
Thereafter	-
$6,872

Note 9: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one to 91 years, some of which may include options to extend the leases from one year to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of December 31, 2023 were not material.

Supplemental balance sheet information related to operating leases as of December 31 was as follows (in millions, except lease term and discount rates):

	Balance Sheet Classification	2023	2022
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$290	$288
Current operating lease liabilities	Operating lease liabilities	$47	$50
Noncurrent operating lease liabilities	Other noncurrent liabilities	$246	$238

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		5.0%	5.1%

Operating lease expenses for the year ended December 31, 2023 were $65 million, of which $28 million and $37 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Operating lease expenses for the year ended December 31, 2022 were $62 million, of which $28 million and $34 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Operating lease expenses for the year ended December 31, 2021 were $57 million, of which $27 million and $30 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Cash paid for operating leases included in the operating cash flows was $64 million, $60 million and $52 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows (in millions):

Operating Leases
2024	$60
2025	47
2026	39
2027	37
2028	33
Thereafter	153
Total future minimum lease payments	369
Less: imputed interest	(76)
Total	$293

Note 10: Retirement and Postretirement Plans

Nexstar has various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. As of December 31, 2023, the combined pension benefit obligations for these qualified retirement plans were $1.7 billion. Combined plan assets were $1.5 billion at December 31, 2023 which represents funding of approximately 90% (resulting in a combined plans being underfunded by $171 million). All these retirement plans are frozen in terms of pay and service, except for a plan with immaterial pension benefit obligations.

The remaining pension obligations of $40 million relate to non-contributory unfunded supplemental executive retirement and ERISA Excess plans for which Nexstar’s policy is to fund the benefits as claims and premiums are paid. Nexstar also has various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees.

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

As of and for the years ended December 31, the following table provides a reconciliation of the plans’ benefit obligations, plan assets and funded status, along with the related amounts that are recognized in the Consolidated Balance Sheets (in millions):

	Pension Benefits		OPEB
	2023	2022	2023	2022
Change in benefit obligations
Benefit obligations at beginning of period	$1,779	$2,257	$21	$27
Service cost	1	1	-	-
Interest cost	83	47	1	1
Plan amendments	-	1	-	-
Actuarial (gain) loss	32	(400)	-	(5)
ESOP transfer	3	3	-	-
Benefit payments	(191)	(130)	(2)	(2)
Benefit obligations at end of period	$1,707	$1,779	$20	$21
Change in plan assets
Fair value of plan assets at beginning of period	$1,562	$2,152	$-	$-
Actual return on plan assets	117	(467)	-	-
Employer contributions	4	4	2	2
ESOP transfer	3	3	-	-
Benefit payments	(191)	(130)	(2)	(2)
Fair value of plan assets at end of period	$1,495	$1,562	$-	$-
Amounts recognized in Consolidated Balance Sheets
Current liabilities	$(3)	$(4)	$(2)	$(2)
Noncurrent liabilities	(209)	(213)	(18)	(19)
Funded status	$(212)	$(217)	$(20)	$(21)

In September 2023, a Nexstar defined benefit retirement plan offered certain terminated vested participants a voluntary and limited time offer to receive their pension benefit in a single lump sum payment or to start a monthly payment, payable as of December 1, 2023. To be eligible for this offer, participants must have terminated employment on or prior to July 1, 2023, remained not a Nexstar employee through December 1, 2023 and the benefit must have a lump sum value of $115,000 or less. As of December 31, 2023, 1,087 participants elected to take the voluntary offer resulting in payouts from plan assets totaling $58 million (included in Benefit Payments in the table above). The Company recognized no gain or loss related to this settlement.

Nexstar’s pension benefit plans were underfunded as of December 31 with accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows (in millions):

	2023	2022
Benefit obligations	$1,707	$1,779
Accumulated benefit obligations	1,707	1,779
Fair value of plan assets	1,495	1,562

The plans’ benefit obligations were determined using the following assumptions:

	Pension Benefits			OPEB
	2023	2022	2021	2023	2022	2021
Discount rate	4.78% - 4.79%	4.98% - 4.99%	2.69% - 2.70%	4.59% - 4.75%	4.79% - 4.94%	1.99% - 2.59%
Compensation increase rate	-	-	-	2.00%	2.00%	2.00%

The decrease in the discount rates from December 31, 2022 to December 31, 2023 increased the projected benefit obligations of qualified defined benefit pension plans by approximately $31 million at December 31, 2023.

The increase in the discount rates from December 31, 2021 to December 31, 2022 decreased the projected benefit obligations of qualified defined benefit pension plans by approximately $416 million at December 31, 2022. Additionally, the updated mortality projection scale decreased the plans’ projected pension obligations by approximately $2 million at December 31, 2022. The decreases were partially offset by an approximately $26 million increase in pension obligations due to the updated census information and cash balance crediting rate assumption.

Net Periodic Benefit Cost (Credit)

The following tables provide the components of net periodic benefit cost (credit) for the plans for the years ended December 31 (in millions):

	Pension Benefits			OPEB
	2023	2022	2021	2023	2022	2021
Service cost	$1	$1	$1	$-	$-	$-
Interest cost	83	47	40	1	1	-
Expected return on plan assets	(112)	(91)	(111)	-	-	-
Amortization of net (gain) loss	(8)	-	1	-	-	1
Settlement gain recognized	-	-	(13)	-	-	-
Net periodic benefit cost (credit)	$(36)	$(43)	$(82)	$1	$1	$1

Nexstar anticipates recording an aggregate net periodic benefit credit of $26 million for its pension and other postretirement benefits in 2024, as the expected return on plan assets exceeds estimated interest cost.

The net periodic costs for Nexstar’s pension and other benefit plans were determined using the following assumptions:

	Pension Benefits			OPEB
	2023	2022	2021	2023	2022	2021
Discount rate	4.98% - 4.99%	2.69% - 2.70%	2.16% - 2.29%	4.79% - 4.92%	1.96% - 2.49%	1.39% - 2.06%
Expected return on plan assets	5.53% - 6.38%	4.01% - 5.01%	5.15% - 5.90%	-	-	-
Compensation increase rate	-	-	-	2.00%	2.00%	2.00%
Cash balance interest crediting rate	3.50% - 3.75%	1.75% - 2.00%	2.20% - 2.50%	-	-	-

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

For purposes of measuring the related postretirement health care costs for 2023, we assumed a 6.0% - 8.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2030 and remain at that level thereafter. For purposes of measuring the related postretirement health care obligations at December 31, 2023, we assumed a 6.2% - 10.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 4.5% for 2032 and remain at that level thereafter.

The following table provides a summary of Nexstar’s accumulated other comprehensive income (loss) related to pension and other postretirement benefit plans prior to any deferred tax effects (in millions):

	Pension Benefits	OPEB
December 31, 2020	$49	$(3)
Actuarial gain	142	2
December 31, 2021	$191	$(1)
Prior service cost	(1)	-
Actuarial gain (loss)	(158)	5
December 31, 2022	$32	$4
Actuarial loss	(35)	-
December 31, 2023	$(3)	$4

The asset allocation for Nexstar’s funded retirement plans at the end of 2023, and the asset allocation range for 2024, by asset category, are as follows:

	Asset Allocation	Percentage of Plan Assets at Year End
Asset category:	2024	2023
Equity securities	20% - 40%	31%
Fixed income securities	60% - 80%	63%
Opportunistic	-	6%
Total		100%

As the plan sponsor of the funded retirement plans, Nexstar’s investment strategy is to achieve a rate of return on the plans’ assets that, over the long term, will fund the plans’ benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plans’ returns is the asset allocation policy. The investment policies for plan assets provide ranges for the plans’ long-term asset mix, as follows:

•
For plan assets with a total fair value of $1.2 billion as of December 31, 2023, the investment policy ranges are 8%-28% U.S. equity, 0%-16% non-U.S. equity, 0%-13% emerging market equity, 0%-17% global equity, 0%-17% opportunistic sub-asset classes, 50%-70% fixed income and 0%-5% cash.

•
For plan assets with a total fair value of $287 million as of December 31, 2023, the investment policy ranges are 0%-18% U.S. equity, 0%-12% non-U.S. equity, 0%-11% emerging market equity, 0%-15% global low volatility equity, 0%-14% opportunistic sub-asset classes, 70%-90% fixed income and 0%-10% cash.

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

Other investments include investments in real estate funds, emerging market debt, high yield bonds, commodity index funds, floating rate debt, and inflation-protected bonds. These investments use the National Council of Real Estate Investment Fiduciaries Property Index or the FTSE NAREIT All Equity REIT Index (real estate), JPM EMBI Global Core Index (emerging market debt), Barclays U.S. High Yield Ba/B 1% Issuer Capped Bond Index (high yield bonds), BBG Commodity Index (commodity index fund), Morningstar LSTA US Loan (floating rate debt) and BBG 1-10 TIPS (inflation-protected bond) as their benchmarks.

The following table sets forth, by asset category, Nexstar’s pension plan assets as of December 31, 2023 and 2022, using the fair value hierarchy established under ASC Topic 820 as described in Note 11. The fair value hierarchy in the tables excludes certain investments which are valued using net asset value (“NAV”) as a practical expedient (in millions):

	Pension Plan Assets as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$52	$-	$-	$52
Common collective trusts	-	18	-	18
Other	2	-	-	2
Pooled separate account	-	6	-	6
Total pension plan assets measured at fair value	$54	$24	$-	78
Pension plan assets measured at NAV as a practical expedient				1,412
Pension plan assets measured at contract value:
Insurance contracts				5
Total pension plan assets				$1,495

	Pension Plan Assets as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$41	$-	$-	$41
Common collective trusts	-	24	-	24
Other	2	-	-	2
Pooled separate account	-	7	-	7
Total pension plan assets measured at fair value	$43	$31	$-	74
Pension plan assets measured at NAV as a practical expedient				1,483
Pension plan assets measured at contract value:
Insurance contracts				5
Total pension plan assets				$1,562

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
The PSA portfolio includes investments in money market instruments, government and corporate bonds and notes. The PSA is valued daily based on the market value of the underlying net assets in the separate account. The majority of the underlying net assets have observable Level 1 and/or 2 quoted pricing inputs which are used to determine the unit value of the PSA, which is not publicly quoted and therefore classified as Level 2 of the fair value hierarchy.

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

	Pension Benefits	OPEB
Employer Contributions
2024 to participant benefits	$6	$2
Expected Benefit Payments
2024	$146	$2
2025	144	2
2026	142	2
2027	141	2
2028	139	2
2029-2033	639	8

Defined Contribution Plans

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all Company employees who meet the minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the 401(k) Plans may be made at the discretion of management of the Company. During the years ended December 31, 2023, 2022 and 2021, Nexstar contributed $18 million, $14 million and $16 million, respectively, to the 401(k) Plans.

The Company has a Supplemental Income Deferral Plan for which certain employees, including executive officers, are eligible. The plan provides benefits to highly compensated employees in circumstances in which the maximum limits established under ERISA and the Internal Revenue Code prevent them from receiving Company contributions. The amounts recorded by the Company for these plans for 2023 are immaterial.

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

As of December 31, the estimated fair values and carrying amounts of the Company’s long-term debt which are not measured at fair value on a recurring basis were as follows (dollars in millions):

	2023		2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due June 2027(1)	$2,237	$2,217	$2,356	$2,275
Term Loan B, due September 2026(1)	1,537	1,545	1,528	1,555
5.625% Notes, due July 2027(2)	1,717	1,654	1,718	1,620
4.75% Notes, due November 2028(2)	994	915	993	880
Mission
Term Loan B, due June 2028(1)	290	288	294	291
Revolving loans due June 2027(1)	62	60	62	60

(1)
The fair value of senior secured and revolving credit facilities is computed based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.
(2)
The fair value of the Company’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm and are considered Level 2.

During the year ended December 31, 2023, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill, other than those disclosed. See Notes 5 and 6 for additional information.

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

On July 27, 2022, Nexstar’s board of directors approved a new share repurchase program authorizing Nexstar to repurchase up to an additional $1.5 billion of its common stock, of which $1.258 billion remained available as of December 31, 2022. During 2023, Nexstar repurchased a total of 3,782,104 shares of common stock for $605 million, funded by cash on hand. In 2022, Nexstar repurchased a total of 5,055,304 shares of common stock for $881 million, funded by cash on hand. In 2021, Nexstar repurchased a total of 3,575,568 shares of common stock for $537 million, funded by cash on hand. As of December 31, 2023, the remaining available amount under the share repurchase authorization was $652 million.

Share repurchases are executed from time to time in open market transactions, block trades or in private transactions, including through Rule 10b5-1 plans. There is no minimum number of shares that Nexstar is required to repurchase. The repurchase program does not have an expiration date and may be suspended or discontinued at any time without prior notice.

Nexstar utilizes available treasury stock or issues new shares of its common stock when options are exercised or restricted stock units vest. During the years ended December 31, 2023, 2022 and 2021, 572,844 shares, 1,116,701 shares and 1,076,169 shares, respectively, of common stock were reissued from treasury to fulfill stock option exercises and vesting of restricted stock units, net of any shares withheld to cover participant taxes.

During the years ended December 31, 2023, 2022 and 2021, total dividend payments were $191 million, $142 million, and $118 million, respectively.

On June 13, 2022, Nexstar’s shareholders approved certain amendments to Nexstar’s certificate of incorporation (the “Original Certificate of Incorporation”) to eliminate Nexstar’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), and Class C common stock, par value $0.01 per share (the “Class C Common Stock”), which classes of common stock had no shares issued and outstanding prior to the date of shareholder approval of their elimination. The common stock (f/k/a Class A common stock) has been the only class of shares outstanding since 2013. On June 27, 2022, Nexstar filed a Certificate of Amendment No. 2 (the “Amendment”) to the Original Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect the elimination of Nexstar’s Class B Common Stock and Class C Common Stock and make related changes. The Amendment became effective upon its filing with the Secretary of State of the State of Delaware on June 27, 2022.

On June 15, 2023, Nexstar’s shareholders approved certain amendments to Nexstar’s certificate of incorporation to, among other things, declassify its board of directors beginning at the 2024 annual meeting. On June 20, 2023, Nexstar filed a Certificate of its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware to reflect such amendments. The Amended and Restated Certificate of Incorporation became effective immediately upon its filing with the Secretary of State of the State of Delaware on June 20, 2023.

For transactions and events involving the Company’s common stock after December 31, 2023, refer to Note 19.

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

The Company recognized stock-based compensation expense of $60 million, $62 million and $47 million for the years ended December 31, 2023, 2022 and 2021, respectively, all attributable to RSUs and PSUs. In 2023, 2022 and 2021, there was no stock-based compensation attributable to stock options. As of December 31, 2023, there was $111 million of total unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.2 years. There is no remaining unrecognized compensation cost related to stock options.

Stock-Based Compensation Plans

As of December 31, 2023, Nexstar has two stock-based compensation plans that provide for the granting of stock options, stock appreciation rights, RSUs and PSUs to directors, employees or consultants of Nexstar: the 2019 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 5, 2019 (the “2019 Plan”) and the 2015 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 11, 2015 (the “2015 Plan”). A maximum of 3,100,000 shares and 2,500,000 shares of Nexstar’s common stock can be issued under the 2019 Plan and 2015 Plan, respectively.

At December 31, 2023, 1,562,447 shares remained available for future grants, of which 1,557,156 shares and 5,291 shares were available under the 2019 Plan and the 2015 Plan, respectively.

Stock Options

Options are granted with an exercise price at least equal to the fair market value of the underlying shares of common stock on the date of the grant. As of December 31, 2023, all outstanding options are fully vested and expire ten years from the date of grant. Upon the employee’s termination, any unexercised vested options are cancelled from 90 days to one year following the termination date.

The following table summarizes activity and information related to stock options for the year ended December 31, 2023:

	Outstanding Options				Non-Vested Options
			Weighted-
		Weighted-	Average	Aggregate		Weighted-
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value		Grant-Date
	Shares	Price	Term (Years)	(thousands)	Shares	Fair Value
Balances as of December 31, 2022	337,136	$46.87	1.65	$43,208	-	$-
Granted	-	$-	-	-	-	$-
Exercised	(93,068)	$46.06	-	-	-	$-
Vested	-	$-	-	-	-	$-
Forfeited/cancelled	-	$-	-	-	-	$-
Balances as of December 31, 2023	244,068	$47.17	0.88	$26,744	-	$-
Exercisable as of December 31, 2023	244,068	$47.17	0.88	$26,744
Fully vested and expected to vest as of December 31, 2023	244,068	$47.17	0.88	$26,744

The $27 million aggregate intrinsic value represents the difference between the closing market price of Nexstar’s common stock as of December 29, 2023 and the stock option exercise prices multiplied by the number of options outstanding. For the years ended December 31, 2023, 2022 and 2021, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $10 million, $110 million and $71 million, respectively.

Time-Based Restricted Stock Units

The RSUs vest over a range of two to four years from the date of the award. Unvested RSUs are generally forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to RSUs for the year ended December 31, 2023:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2022	914,897	$127.72
Awarded	413,388	$155.20
Vested	(448,953)	$119.81
Forfeited/cancelled	(64,008)	$145.49
Unvested as of December 31, 2023	815,324	$144.62

Performance-Based Restricted Stock Units

The vesting of the PSUs is contingent on the continued service of the grantee and the achievement of specific performance metrics (generally over a range of two to four years) designated by Nexstar’s board of directors. Unvested PSUs are generally forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to PSUs for the year ended December 31, 2023:

		Weighted-
		Average
	Unvested	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2022	206,583	$136.49
Awarded	150,659	$173.98
Vested	(170,550)	$134.91
Forfeited/cancelled	(13,125)	$122.61
Unvested as of December 31, 2023	173,567	$171.63

Note 14: Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in millions):

	2023	2022	2021
Current tax expense:
Federal	$170	$294	$219
State	37	82	38
	207	376	257
Deferred tax expense (benefit):
Federal	(60)	(84)	2
State	(16)	(18)	4
	(76)	(102)	6
Income tax expense	$131	$274	$263

The following is a reconciliation of the federal statutory income tax rate to income tax expense for the years ended December 31 (in millions):

	2023	2022	2021
Federal income tax at the statutory rate	$84	$256	$230
State and local taxes, net of federal benefit	18	47	43
Nondeductible compensation	8	8	6
Nondeductible meals and entertainment	3	2	2
Excess tax benefit on stock-based compensation	(4)	(26)	(20)
Change in beginning of year valuation allowance	10	(4)	19
Uncertain tax positions	-	(4)	(12)
Bargain purchase gain	-	(12)	-
Minority interest	14	5	-
Other	(2)	2	(5)
Income tax expense	$131	$274	$263

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

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in millions):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$43	$45
Compensation	8	7
Rent	70	70
Pension	61	62
Other	51	53
Total deferred tax assets	233	237
Valuation allowance for deferred tax assets	(48)	(38)
Total deferred tax assets	185	199
Deferred tax liabilities:
Property and equipment	(199)	(208)
Other intangible assets	(409)	(490)
Goodwill	(138)	(133)
FCC licenses	(666)	(656)
Rent	(73)	(72)
Investments	(177)	(202)
Other	(43)	(44)
Total deferred tax liabilities	(1,705)	(1,805)
Net deferred tax liabilities	$(1,520)	$(1,606)

As of December 31, 2023, the Company’s reserve for uncertain tax positions totaled approximately $27 million. For the years ended December 31, 2023, 2022 and 2021 there were $27 million, $28 million and $33 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions as further described in Note 16.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in millions):

	2023	2022	2021
Uncertain tax position liability at the beginning of the year	$28	$33	$46
Decreases related to settlements with taxing authorities	-	(2)	(7)
Decreases related to expiration of statute of limitations	(1)	(3)	(6)
Uncertain tax position liability at the end of the year	$27	$28	$33

The Company’s liability for unrecognized tax benefits totaled $27 million and $28 million at December 31, 2023 and 2022, respectively. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $27 million and $28 million impact on the Company’s reported income tax expense in 2023 and 2022, respectively.

As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. The Company’s accrued interest and penalties related to uncertain tax positions were $9 million, $7 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than those which have been provided by the Company. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $1 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

There can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Tribune acquired entities are currently undergoing federal audits for tax periods including 2014–2015 and 2018–2019. Protective claims for refund have been filed for 2013, 2016 and 2017 to keep the periods open for specific issues relating to the potential Cubs resolution. Nexstar is subject to U.S. federal tax examinations for years after 2019. The Company currently has various state income tax returns in the process of examination or administrative appeal. Additionally, any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination by the Internal Revenue Service. Generally, the Company is subject to state tax examination for years after 2018 and any NOLs that were generated in prior years and utilized in the current year or future years may also be subject to examination.

The Company has gross federal and state income tax NOL carryforwards of $165 million and $164 million, respectively, which are available to reduce future taxable income if utilized before their expiration. A valuation allowance has been recorded against $143 million of federal NOLs and $82 million of state NOLs attributable to one of the consolidated VIEs. The federal NOLs expire through 2037 if not utilized. Federal NOLs generated after 2017 carry forward indefinitely. State NOLs will expire through 2043 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. As of December 31, 2023, the Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds are no longer “necessary in the public interest as a result of competition.” In December 2023, the FCC issued an order concluding its 2018 quadrennial review. The order retained the local television ownership rule without deregulatory changes while extending the rule to prohibit, in certain circumstances, the establishment of a “top four” combination involving a network-affiliated low power television station or digital multicast stream. The FCC’s 2018 quadrennial review order is subject to appeal, and in addition, the 2022 quadrennial review is currently pending. The FCC also has an open proceeding to review the national television station ownership limit. Thus, the media ownership rules are subject to change as a result of current and future quadrennial reviews and in other proceedings.

Retransmission Consent

Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage or retransmission consent. The Company’s stations have timely opted to continue their elections of retransmission consent for the three-year period from January 1, 2024 through December 31, 2026. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

Certain OVDs stream broadcast programming over the internet. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. The proceeding remains open.

Note 16: Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2023 (in millions):

2024	$169
2025	153
2026	152
2027	141
2028	135
Thereafter	360
$1,110

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of December 31, 2023, Mission had a maximum commitment of $368 million under its amended credit agreement, of which $354 million principal balance of debt was outstanding.

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

Collective Bargaining Agreements

As of December 31, 2023, certain technical, production and news employees at 21 of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

In connection with Nexstar’s acquisition of Tribune on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

Tribune Chapter 11 Reorganization—On December 8, 2008, Tribune and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On July 23, 2012, the Bankruptcy Court issued an order confirming the Fourth Amended Joint Plan of Reorganization for Tribune and its Subsidiaries (as such plan was subsequently modified by its proponents, the “Plan”). The Plan became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”).

On July 11, 2023, the Bankruptcy Court entered final decrees closing the last of the Debtors’ Chapter 11 cases. Tribune is in the process of making final distributions in connection with the Chapter 11 cases as well as the final distribution of reserve amounts and payment of fees in accordance with the Plan and applicable orders of the Bankruptcy Court.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2023 would be approximately $191 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal. On February 15, 2024, the case was argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a ruling from the Court of Appeals in the second half of 2024.

As of December 31, 2023, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $16 million increase in its federal and state taxes payable and a $70 million increase in deferred income tax liability as of December 31, 2023. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at December 31, 2023 and December 31, 2022.

Note 17: Segment Data

The Company’s reportable segments are Broadcast and The CW. Our Broadcast segment includes (i) television stations and related local websites that Nexstar owns, operates, programs or provides sales and other services to in various markets across the United States, (ii) NewsNation, a national cable news network, (iii) two owned and operated digital multicast networks and other multicast network services, and (iv) WGN-AM, a Chicago radio station. The CW is the fifth major broadcast network in the U.S. The other activities of the Company include (i) digital businesses focused on the national marketplace, (ii) the management of certain real estate assets, including revenues from leasing certain owned office and production facilities, (iii) corporate functions, and (iv) eliminations.

The Company evaluates the performance of its operating segments based on net revenue and segment profit (loss). Segment profit includes net revenue, direct operating expenses and selling, general and administrative expenses (excluding corporate) and payments for broadcast rights. Segment profit (loss) excludes depreciation and amortization, reimbursement from the FCC related to station repack, impairment charges, gain on disposal of assets and business divestitures and non-operating income statement items. The CW segment profit (loss) is also calculated in this manner except The CW includes amortization of broadcast rights and excludes payments for broadcast rights.

Segment financial information is included in the following tables for the periods presented (in millions):

	Years Ended December 31,
Net revenue	2023	2022	2021
Broadcast	$4,611	$5,033	$4,534
The CW	250	66	-
Corporate (unallocated) and Other	72	112	114
Total net revenue	$4,933	$5,211	$4,648

	Years Ended December 31,
Operating income (loss)	2023	2022	2021
Broadcast segment profit	$1,666	$2,166	$1,742
The CW segment loss (1)	(202)	(70)	-
Corporate (unallocated) and Other	(180)	(180)	(153)
Depreciation and amortization expense (2)	(565)	(572)	(589)
Goodwill and other long-lived asset impairments	(35)	(133)	(23)
Payments for broadcast rights (3)	88	126	167
Loss attributable to noncontrolling owners of a segment	(67)	(23)	-
Reimbursement from the FCC related to station repack	-	3	20
Miscellaneous, net	3	(5)	11
Income from operations	$708	$1,312	$1,175

	As of December 31,
Assets	2023	2022
Broadcast (4)	$11,203	$11,635
The CW	298	305
Corporate (unallocated) and Other	577	739
	$12,078	$12,679

	As of December 31,
Goodwill	2023	2022
Broadcast	$2,877	$2,873
Corporate (unallocated) and Other	69	88
	$2,946	$2,961

(1)
The CW’s segment loss presented at 75% during the years ended December 31, 2023 and 2022 (none in 2021).
(2)
Excludes amortization of The CW’s programming costs of $377 million and $90 million for the years ended December 31, 2023 and 2022, respectively, which is included in “The CW segment loss”.
(3)
Excludes payments for The CW’s broadcast rights of $329 million and $118 million for the years ended December 31, 2023 and 2022, respectively, which are not included in “The CW segment loss”.
(4)
While the Company’s investment in TV Food Network ($936 million at December 31, 2023 and $1.099 billion at December 31, 2022) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 6.

The following table presents the disaggregation of the Company’s revenue under ASC 606 for the periods presented (in millions).

Year Ended December 31, 2023	Broadcast	The CW	Corporate (unallocated) and Other	Consolidated
Core advertising	$1,571	$89	$-	$1,660
Political advertising	66	-	-	66
Distribution	2,674	72	(19)	2,727
Digital	257	50	88	395
Other	43	39	3	85
Total net revenue	$4,611	$250	$72	$4,933

Year Ended December 31, 2022	Broadcast	The CW	Corporate (unallocated) and Other	Consolidated
Core advertising	$1,692	$26	$-	$1,718
Political advertising	506	-	-	506
Distribution	2,553	20	(2)	2,571
Digital	240	17	108	365
Other	42	3	6	51
Total net revenue	$5,033	$66	$112	$5,211

Year Ended December 31, 2021	Broadcast	The CW	Corporate (unallocated) and Other	Consolidated
Core advertising	$1,762	$-	$-	$1,762
Political advertising	45	-	-	45
Distribution	2,472	-	1	2,473
Digital	216	-	106	322
Other	39	-	7	46
Total net revenue	$4,534	$-	$114	$4,648

The Company primarily derives its revenues from television and digital advertising and from distribution of its stations’ signals and networks. During the years ended December 31, 2023, 2022 and 2021, revenues from these sources for two of the Company’s customers exceeded 10%. The first customer represented approximately 12%, 10% and 12% of the Company’s consolidated net revenue in 2023, 2022 and 2021, respectively. The second customer represented 14%, 11% and 13% of the Company’s consolidated net revenue in 2023, 2022 and 2021, respectively.

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

Note 18: Valuation and Qualifying Accounts

Allowance for Credit Losses Rollforward (in millions):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2023	$18	$12	$(10)	20
Year Ended December 31, 2022	23	5	(10)	18
Year Ended December 31, 2021	35	10	(22)	23

(1)
Uncollectible accounts written off, net of recoveries.

Note 19: Subsequent Events

On January 26, 2024, Nexstar’s board of directors declared a quarterly cash dividend of $1.69 per share on its outstanding common stock. The dividend was paid on February 23, 2024 to stockholders of record on February 9, 2024.

From January 1 to February 27, 2024, we repurchased 190,297 shares of our common stock for $32 million, funded by cash on hand. As of the date of filing this Annual Report on Form 10-K, the remaining available amount under the share repurchase authorization was $620 million.

In January 2024, Nexstar borrowed $55 million under its revolving credit facility used for additional working capital, which it repaid in full.

In February 2024, we received $40 million in cash in connection with Broadcast Music Inc.’s (“BMI”) sale to New Mountain Capital.