Form 10-Q
period 2024-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2024-08-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 32,258,162 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$146	$135
Restricted cash and cash equivalents	-	12
Accounts receivable, net of allowance for credit losses of $19 and $20, respectively	1,048	1,095
Broadcast rights	119	136
Prepaid expenses and other current assets	159	88
Total current assets	1,472	1,466
Property and equipment, net	1,251	1,269
Goodwill	2,946	2,946
FCC licenses	2,929	2,929
Network affiliation agreements, net	1,588	1,683
Other intangible assets, net	394	441
Investments	856	958
Other noncurrent assets, net	383	386
Total assets(1)	$11,819	$12,078
LIABILITIES AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$124	$124
Accounts payable	133	235
Broadcast rights payable	106	136
Accrued expenses	348	350
Operating lease liabilities	42	47
Other current liabilities	75	69
Total current liabilities	828	961
Debt	6,657	6,713
Deferred tax liabilities	1,506	1,520
Other noncurrent liabilities	548	571
Total liabilities(1)	9,539	9,765
Commitments and contingencies (Note 12)
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2024 and December 31, 2023	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 32,485,505 shares outstanding as of June 30, 2024 and 47,282,823 shares issued, 33,600,926 shares outstanding as of December 31, 2023	-	-
Additional paid-in capital	1,281	1,283
Accumulated other comprehensive income	1	1
Retained earnings	3,369	3,188
Treasury stock - at cost; 14,797,318 and 13,681,897 shares as of June 30, 2024 and December 31, 2023, respectively	(2,384)	(2,173)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,267	2,299
Noncontrolling interests	13	14
Total stockholdersʼ equity	2,280	2,313
Total liabilities and stockholdersʼ equity	$11,819	$12,078

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of June 30, 2024 and December 31, 2023 include certain assets held by consolidated VIEs of $299 million and $300 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of June 30, 2024 and December 31, 2023 include certain liabilities of consolidated VIEs of $148 million and $152 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue	$1,269	$1,240	$2,553	$2,497
Operating expenses:
Direct operating, excluding depreciation and amortization	552	537	1,100	1,075
Selling, general and administrative, excluding depreciation and amortization	269	262	539	528
Depreciation and amortization	208	262	398	511
Total operating expenses	1,029	1,061	2,037	2,114
Income from operations	240	179	516	383
Income from equity method investments, net	16	32	35	57
Interest expense, net	(113)	(111)	(227)	(218)
Pension and other postretirement plans credit, net	7	10	14	19
Gain on disposal of an investment	-	-	40	-
Other expenses, net	(1)	-	-	(1)
Income before income taxes	149	110	378	240
Income tax expense	(43)	(35)	(105)	(77)
Net income	106	75	273	163
Net loss attributable to noncontrolling interests	12	21	20	44
Net income attributable to Nexstar Media Group, Inc.	$118	$96	$293	$207

Net income per common share attributable to Nexstar Media Group, Inc.:
Basic	$3.59	$2.68	$8.85	$5.71
Diluted	$3.54	$2.64	$8.71	$5.61

Weighted average number of common shares outstanding:
Basic (in thousands)	32,816	35,788	33,133	36,250
Diluted (in thousands)	33,287	36,314	33,656	36,878

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2024 and 2023

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of March 31, 2024	47,282,823	$-	$1,290	$3,306	$1	(14,244,922)	$(2,276)	$25	$2,346
Purchase of treasury stock	-	-	-	-	-	(847,904)	(135)	-	(135)
Stock-based compensation expense	-	-	20	-	-	-	-	-	20
Vesting of restricted stock units and exercise of stock options	-	-	(29)	-	-	295,508	27	-	(2)
Dividends declared on common stock ($1.69 per share)	-	-	-	(55)	-	-	-	-	(55)
Net income (loss)	-	-	-	118	-	-	-	(12)	106
Balances as of June 30, 2024	47,282,823	$-	$1,281	$3,369	$1	(14,797,318)	$(2,384)	$13	$2,280

Balances as of March 31, 2023	47,282,823	$-	$1,275	$3,094	$27	(11,299,262)	$(1,772)	$29	$2,653
Purchase of treasury stock	-	-	-	-	-	(857,843)	(142)	-	(142)
Stock-based compensation expense	-	-	13	-	-	-	-	-	13
Vesting of restricted stock units and exercise of stock options	-	-	(25)	-	-	255,682	25	-	-
Dividends declared on common stock ($1.35 per share)	-	-	-	(48)	-	-	-	-	(48)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	12	12
Net income (loss)	-	-	-	96	-	-	-	(21)	75
Balances as of June 30, 2023	47,282,823	$-	$1,263	$3,142	$27	(11,901,423)	$(1,889)	$20	$2,563

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2024 and 2023

(in millions, except for share and per share information, unaudited)

					Accumulated
			Additional		Other				Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2023	47,282,823	$-	$1,283	$3,188	$1	(13,681,897)	$(2,173)	$14	$2,313
Purchase of treasury stock	-	-	-	-	-	(1,514,478)	(248)	-	(248)
Stock-based compensation expense	-	-	38	-	-	-	-	-	38
Vesting of restricted stock units and exercise of stock options	-	-	(40)	-	-	399,057	37	-	(3)
Dividends declared on common stock ($3.38 per share)	-	-	-	(112)	-	-	-	-	(112)
Contribution from noncontrolling interests	-	-	-	-		-	-	19	19
Net income (loss)	-	-	-	293	-	-	-	(20)	273
Balances as of June 30, 2024	47,282,823	$-	$1,281	$3,369	$1	(14,797,318)	$(2,384)	$13	$2,280

Balances as of December 31, 2022	47,282,823	$-	$1,288	$3,033	$27	(10,472,637)	$(1,607)	$28	$2,769
Purchase of treasury stock	-	-	-	-	-	(1,877,783)	(318)	-	(318)
Stock-based compensation expense	-	-	27	-	-	-	-	-	27
Vesting of restricted stock units and exercise of stock options	-	-	(52)	-	-	448,997	36	-	(16)
Dividends declared on common stock ($2.70 per share)	-	-	-	(98)	-	-	-	-	(98)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	36	36
Net income (loss)	-	-	-	207	-	-	-	(44)	163
Balances as of June 30, 2023	47,282,823	$-	$1,263	$3,142	$27	(11,901,423)	$(1,889)	$20	$2,563

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$273	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	511
Stock-based compensation expense	38	27
Gain on disposal of an investment	(40)	-
Deferred income taxes	(14)	(20)
Payments for broadcast rights	(166)	(218)
Income from equity method investments, net	(35)	(57)
Distribution from equity method investments – return on capital	139	251
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	48	136
Prepaid and other current assets	(12)	(3)
Other noncurrent assets	(11)	(24)
Accounts payable	(94)	(63)
Accrued expenses and other current liabilities	(1)	27
Income tax payable	(59)	(24)
Other noncurrent liabilities	(21)	(25)
Other	9	(2)
Net cash provided by operating activities	452	679
Cash flows from investing activities:
Purchases of property and equipment	(81)	(77)
Proceeds from disposal of an investment	40	-
Other investing activities, net	2	4
Net cash used in investing activities	(39)	(73)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	55	-
Repayments of long-term debt	(116)	(62)
Purchase of treasury stock	(246)	(315)
Common stock dividends paid	(112)	(98)
Payments for capitalized software obligations	(11)	(12)
Contribution from noncontrolling interests	19	36
Cash paid for shares withheld for taxes	(3)	(17)
Other financing activities, net	-	2
Net cash used in financing activities	(414)	(466)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1)	140
Cash, cash equivalents and restricted cash at beginning of period	147	220
Cash, cash equivalents and restricted cash at end of period	$146	$360
Supplemental information:
Interest paid	$219	$214
Income taxes paid, net of refunds	$177	$121

Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$15	$27
Right-of-use assets obtained in exchange for operating lease obligations	$25	$25

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of June 30, 2024, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those television stations owned by VIEs, in 117 markets in 40 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of June 30, 2024, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and two television stations owned by unconsolidated VIEs. Nexstar also owns a 75.0% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”), NewsNation, a national cable news network, two digital multicast networks, Antenna TV and REWIND TV, multicast network services provided to third parties, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 142 local websites, 279 mobile applications, 24 connected television applications, seven free ad-supported television channels representing products of our local television stations, The CW, NewsNation, The Hill and BestReviews, and a suite of advertiser solutions.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for credit losses, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of June 30, 2024, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2024 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$8	$6
Accounts receivable, net	27	17
Prepaid expenses and other current assets	3	5
Total current assets	38	28
Property and equipment, net	57	58
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	64	68
Other noncurrent assets, net	64	67
Total assets	$574	$572

Current liabilities:
Current portion of debt	$3	$2
Other current liabilities	39	38
Total current liabilities	42	40
Debt	349	350
Deferred tax liabilities	38	36
Other noncurrent liabilities	73	78
Total liabilities	$502	$504

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	June 30, 2024	December 31, 2023
Current assets	$3	$3
Property and equipment, net	11	11
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	21	22
Other noncurrent assets, net	2	2
Total assets	$299	$300

Current liabilities	$37	$38
Noncurrent liabilities	111	114
Total liabilities	$148	$152

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

Nexstar has determined that it has variable interests in WYZZ and KAZT-TV. Nexstar has also evaluated its arrangements with Cunningham and KAZT, L.L.C. and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the stations’ economic performance. Therefore, Nexstar has not consolidated WYZZ and KAZT-TV under authoritative guidance related to the consolidation of VIEs. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham or TBA with KAZT, L.L.C. Neither Cunningham nor KAZT, L.L.C. guarantees Nexstar’s debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding – basic	32,816	35,788	33,133	36,250
Dilutive effect of equity incentive plan instruments	471	526	523	628
Weighted average shares outstanding – diluted	33,287	36,314	33,656	36,878

During the three and six months ended June 30, 2024, weighted average restricted stock units of 79,000 and 40,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

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

Note 3: Intangible Assets and Goodwill

The Company’s definite-lived intangible assets consisted of the following (dollars in millions):

	Estimated	June 30, 2024			December 31, 2023
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125	$(1,537)	$1,588	$3,125	$(1,442)	$1,683
Other definite-lived intangible assets	1-20	1,102	(708)	394	1,093	(652)	441
Definite-lived intangible assets		$4,227	$(2,245)	$1,982	$4,218	$(2,094)	$2,124

The following table presents the Company’s estimate of amortization expense for the remainder of 2024, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2024 (in millions):

Remainder of 2024	$145
2025	286
2026	267
2027	252
2028	237
2029	222
Thereafter	573
$1,982

The amounts recorded to goodwill and FCC licenses were as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2023	$3,145	$(199)	$2,946	$2,977	$(48)	$2,929
Balances as of June 30, 2024	$3,145	$(199)	$2,946	$2,977	$(48)	$2,929

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2024, the Company did not identify events that would trigger impairment assessments.

Note 4: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Equity method investments	$852	$953
Other equity investments	4	5
Total investments	$856	$958

Equity Method Investments

During the three and six months ended June 30, 2024 and 2023, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three and six months ended June 30, 2024 and 2023, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from equity method investments, net, before amortization of basis difference	$34	$49	$70	$92
Amortization of basis difference	(18)	(17)	(35)	(35)
Income from equity method investments, net	$16	$32	$35	$57

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

Nexstar’s investment in TV Food Network had a book value of $834 million and $936 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, Nexstar had a remaining share in amortizable basis difference of $362 million and $397 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of June 30, 2024 had a remaining useful life of approximately 5.2 years. As of June 30, 2024, Nexstar’s share in the basis difference related to the TV Food Network’s goodwill was $500 million (no change in 2024).

Nexstar had the following transactions related to its investment in TV Food Network during the three and six months ended June 30, 2024 and 2023, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash distributions received	$19	$26	$138	$251
Recognized share in TV Food Networkʼs net income	34	50	71	93
Recorded amortization of basis difference (expense)	(17)	(17)	(35)	(35)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$253	$296	$502	$581
Costs and expenses	141	138	274	290
Income from operations	112	158	228	291
Net income	109	160	228	298
Net income attributable to Nexstar Media Group, Inc.	34	50	71	93

Other Equity Investments

In February 2024, Nexstar received $40 million cash proceeds, and recorded a gain on disposal of an investment for the same amount, in connection with Broadcast Music Inc.’s (“BMI”) sale to New Mountain Capital.

Note 5: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Compensation and related taxes	$99	$113
Interest payable	58	55
Network affiliation fees	91	85
Other	100	97
	$348	$350

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Pension Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$19	$21	$38	$42
Expected return on plan assets	(25)	(28)	(50)	(56)
Amortization of net gain	(1)	(2)	(3)	(4)
Net periodic benefit credit	$(7)	$(9)	$(15)	$(18)

During the three and six months ended June 30, 2024, there were no significant contributions to qualified pension benefit plans. Nexstar also anticipates nominal required contributions during the remainder of 2024.

Note 7: Debt

Long-term debt consisted of the following (dollars in millions):

	June 30, 2024	December 31, 2023
Nexstar
Term Loan A, due June 2027	$2,182	$2,243
Term Loan B, due September 2026	1,561	1,561
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Term Loan B, due June 2028	292	292
Revolving loans, due June 2027	62	62
Total outstanding principal	6,811	6,872
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	(5)	(6)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	(20)	(24)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	3	3
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(6)	(6)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(2)	(2)
Total outstanding debt	6,781	6,837
Less: current portion	(124)	(124)
Long-term debt, net of current portion	$6,657	$6,713

Nexstar’s outstanding term loans are governed by Nexstar’s credit agreement and Mission’s outstanding term loans and revolving loans are governed by Mission’s credit agreement. Each credit agreement is also herein referred to as a senior secured credit facility. Nexstar’s senior unsecured notes are governed by the indentures.

2024 Activities

During the six months ended June 30, 2024, the Company repaid scheduled principal maturities of $61 million of its term loans. Also, Nexstar borrowed $55 million under its revolving credit facility for working capital purposes, which it repaid in full during the same period.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $531 million (net of outstanding standby letters of credit of $19 million) and $14 million, respectively, of unused revolving loan commitments under each of their senior secured credit facility, all of which were available for borrowing, based on the covenant calculations as of June 30, 2024. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2024, the Company was in compliance with its financial covenants.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2024, Nexstar was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one month to 90 years, some of which may include options to extend the leases from two to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of June 30, 2024 were not material.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	Other noncurrent assets, net	$288	$290
Current operating lease liabilities	Operating lease liabilities	$42	$47
Noncurrent operating lease liabilities	Other noncurrent liabilities	$256	$246

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		4.9%	5.0%

Operating lease expense for the three months ended June 30, 2024 was $17 million, of which $7 million and $10 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended June 30, 2023 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the six months ended June 30, 2024 was $33 million, of which $14 million and $19 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the six months ended June 30, 2023 was $33 million, of which $14 million and $19 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $32 million for each of the six months ended June 30, 2024 and 2023.

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows (in millions):

Operating Leases
Remainder of 2024	$31
2025	49
2026	42
2027	41
2028	37
2029	36
Thereafter	137
Total future minimum lease payments	373
Less: imputed interest	(75)
Total	$298

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

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature. Estimated fair values and carrying amounts of the Company’s long-term debt that are not measured at fair value on a recurring basis were as follows (dollars in millions):

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due June 2027(1)	$2,177	$2,173	$2,237	$2,217
Term Loan B, due September 2026(1)	1,541	1,567	1,537	1,545
5.625% Notes, due July 2027(2)	1,717	1,622	1,717	1,654
4.75% Notes, due November 2028(2)	994	887	994	915
Mission
Term Loan B, due June 2028(1)	290	289	290	288
Revolving loans due June 2027(1)	62	60	62	60

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

During the three and six months ended June 30, 2024, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

Note 10: Common Stock

On July 27, 2022, Nexstar’s board of directors approved a share repurchase program authorizing Nexstar to repurchase up to $1.5 billion of its common stock, of which $652 million of capacity remained available as of December 31, 2023. During the six months ended June 30, 2024, Nexstar repurchased a total of 1,514,478 shares of its common stock for $246 million, funded by cash on hand. As of June 30, 2024, the remaining available amount under the share repurchase authorization was $406 million.

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

Note 11: Income Taxes

Income tax expense was $43 million for the three months ended June 30, 2024 compared to $35 million for the same period in 2023. The effective tax rates were 28.9% and 31.8% for each of the respective periods.

For the three months ended June 30, 2024, changes in the valuation allowance resulted in a 2.0% decrease to the effective tax rate. Other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 2.8% decrease to the effective tax rate. This is partially offset by a decrease in the excess benefit from stock option exercises and restricted stock unit vesting in 2024 compared to 2023 which resulted in a 1.3% increase in the rate.

Income tax expense was $105 million for the six months ended June 30, 2024 compared to $77 million for the same period in 2023. The effective tax rates were 27.8% and 32.1% for each of the respective periods.

For the six months ended June 30, 2024, changes in the valuation allowance resulted in a 3.4% decrease to the effective tax rate. Other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 1.9% decrease to the effective tax rate. This is partially offset by a decrease in the excess benefit from stock option exercises and restricted stock unit vesting in 2024 compared to 2023 which resulted in a 1.0% increase in the rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Note 12: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of June 30, 2024, Mission had a maximum commitment of $367 million under its amended credit agreement, of which $353 million principal balance of debt was outstanding.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through June 30, 2024 would be approximately $211 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

As of June 30, 2024, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of June 30, 2024. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at June 30, 2024 and December 31, 2023.

Regulatory Matters

On March 21, 2024, the FCC issued a Notice of Apparent Liability for Forfeiture (“NAL”) to Nexstar and to Mission, a consolidated VIE, for alleged violations of the Communications Act and FCC rules relating to Mission television station WPIX, New York, New York. The NAL alleges that Nexstar and Mission engaged in an unauthorized transfer of control of WPIX and that Nexstar violated the national television ownership limit by acquiring undisclosed attributable interests in the station. The NAL proposes forfeitures to Nexstar and Mission for the alleged violations and additionally requires that within 12 months of a forfeiture order or payment of the forfeitures, either (i) Mission divest WPIX to an “unrelated third party” or (ii) Mission sell WPIX to Nexstar, with Nexstar divesting a sufficient number of other stations to reduce its national reach below the FCC national ownership limit. Nexstar and Mission have filed responses vigorously disputing the NAL. Nexstar is unable to reasonably estimate the possible financial statement impact, if any, relating to the NAL.

WADL-TV

On May 22, 2024, Mission terminated its proposed acquisition of WADL-TV serving the Detroit, Michigan market from Adell Broadcasting Corporation. There were no fees that resulted from the termination.

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

The Company evaluates the performance of its operating segments based on net revenue and segment profit (loss). Segment profit (loss) includes net revenue, direct operating expenses and selling, general and administrative expenses (excluding corporate) and payments for broadcast rights. Segment profit (loss) excludes depreciation and amortization, any nonrecurring transaction and restructuring expenses, reimbursement from the FCC related to station repack, impairment charges, gain on disposal of assets and business divestitures and non-operating income statement items. Other segment loss is calculated in this manner except it includes The CW’s amortization of broadcast rights and excludes The CW’s payments for broadcast rights.

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

Segment financial information is included in the following tables for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenue	2024	2023	2024	2023
Broadcast	$1,205	$1,145	$2,427	$2,324
Other	75	96	147	176
Corporate (unallocated)	(11)	(1)	(21)	(3)
Total net revenue	$1,269	$1,240	$2,553	$2,497

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (loss)	2024	2023	2024	2023
Broadcast segment profit	$453	$414	$926	$861
Other segment loss	(42)	(72)	(68)	(149)
Corporate (unallocated)	(52)	(47)	(104)	(92)
Depreciation and amortization expense(1)	(137)	(142)	(275)	(284)
Payments for broadcast rights(2)	17	23	36	50
Miscellaneous, net	1	3	1	(3)
Income from operations	$240	$179	$516	$383

Assets	June 30, 2024	December 31, 2023
Broadcast(3)	$10,885	$11,203
Other	400	429
Corporate (unallocated)	534	446
	$11,819	$12,078

Goodwill	June 30, 2024	December 31, 2023
Broadcast	$2,877	$2,877
Other	69	69
	$2,946	$2,946

(1)
Excludes amortization of The CW’s programming costs of $71 million and $120 million for the three months ended June 30, 2024 and 2023, respectively, and $123 million and $227 million for the six months ended June 30, 2024 and 2023, respectively, which are included in Other segment loss.
(2)
Excludes payments for The CW’s broadcast rights of $73 million and $53 million for the three months ended June 30, 2024 and 2023, respectively, and $130 million and $168 million for the six months ended June 30, 2024 and 2023, respectively, which are not included in Other segment loss.
(3)
While the Company’s investment in TV Food Network ($834 million at June 30, 2024 and $936 million at December 31, 2023) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 4.

The following tables present the disaggregation of the Company’s revenue under ASC 606 for the periods presented (in millions):

Three Months Ended June 30, 2024	Broadcast	Other	Corporate & Eliminations (unallocated)	Consolidated
Distribution	$719	$26	$(11)	$734
Advertising	476	46	-	522
Other	10	3	-	13
Total net revenue	$1,205	$75	$(11)	$1,269

Six Months Ended June 30, 2024	Broadcast	Other	Corporate & Eliminations (unallocated)	Consolidated
Distribution	$1,466	$51	$(22)	$1,495
Advertising	942	92	-	1,034
Other	19	4	1	24
Total net revenue	$2,427	$147	$(21)	$2,553

Three Months Ended June 30, 2023	Broadcast	Other	Corporate & Eliminations (unallocated)	Consolidated
Distribution	$684	$14	$(2)	$696
Advertising	451	60	-	511
Other	10	22	1	33
Total net revenue	$1,145	$96	$(1)	$1,240

Six Months Ended June 30, 2023	Broadcast	Other	Corporate & Eliminations (unallocated)	Consolidated
Distribution	$1,397	$31	$(4)	$1,424
Advertising	907	121	-	1,028
Other	20	24	1	45
Total net revenue	$2,324	$176	$(3)	$2,497

Our primary sources of revenue include: (i) distribution, comprised primarily of retransmission revenue, carriage fees, affiliation fees and spectrum leasing revenue and (ii) advertising, comprised of non-political and political advertising.

Distribution revenue, our largest category of revenue, primarily results from compensation from cable, satellite and other multichannel video distributors (“MVPDs”) and online video distributors, or virtual multichannel video distributors, (“vMVPDs”) in return for our consent to the retransmission of the signals of our television stations and the carriage of NewsNation, typically based on the number of subscribers the MVPDs and vMVPDs have. We also generate distribution revenues from affiliation fees paid by affiliates of The CW and from programmers who lease the use of our spectrum in selected local markets to air their content on our multicast streams. Distribution revenue is recognized at the point in time the broadcast signal or cable network feed is delivered to the distributors in the case of retransmission and carriage fee revenue or, in the case of affiliation fees and spectrum leasing revenue, as network programming and spectrum capacity are delivered to our affiliates and customers.

Advertising revenue primarily results from the sale to local, regional and national businesses, political candidates and other political advertisers of commercial airtime by our stations and networks and the sale of advertising on our owned or third-party websites, and through mobile and OTT applications and other digital advertising solutions. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. Advertising revenue is generally higher during even-numbered years when congressional and/or presidential elections occur and advertising is aired during the Olympic Games. Advertising revenue is recognized at the time the advertisement airs or is delivered on our websites or mobile or OTT applications or the advertising solution is delivered.

During the three and six months ended June 30, 2024, revenues for two of the Company’s customers exceeded 10% of the Company’s consolidated net revenues. Each of these customers represented approximately 13% of the Company’s consolidated net revenues during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, revenues for two of the Company’s customers exceeded 10% of the Company’s consolidated net revenues. The first customer represented approximately 12% and 13% of the Company’s consolidated net revenues during the three and six months ended June 30, 2023, respectively, and the second customer represented approximately 14% of the Company’s consolidated net revenues during each of the three and six months ended June 30, 2023.

Note 14: Subsequent Events

On July 26, 2024, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.69 per share of its common stock. The dividend is payable on August 23, 2024 to stockholders of record on August 9, 2024.

On July 26, 2024, Nexstar announced that its Board of Directors increased its share repurchase authorization by $1.5 billion.

From July 1, 2024 to August 7, 2024, we repurchased 266,014 shares of our common stock for $46 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.9 billion. From July 1, 2024 to August 7, 2024, in connection with vesting of restricted stock units, Nexstar issued 38,671 shares of its common stock, net of any shares withheld for taxes.

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

As used in this Quarterly Report on Form 10-Q and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned and majority-owned subsidiaries; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

Executive Summary

Six Months Ended June 2024 Highlights

•
Net revenue increased 2.3% to $1.3 billion and 2.2% to $2.6 billion during the three and six months ended June 30, 2024, respectively, compared to the same period in 2023.
•
Returned approximately $190 million and $358 million, for the three and six months ended June 30, 2024, respectively, of capital to stockholders through repurchases of common stock and dividends, funded by cash on hand.
•
Expanded NewsNation news programming to 24 hours per day, 7 days per week beginning June 1, 2024.
•
Received $40 million in cash in connection with Broadcast Music Inc.’s (“BMI”) sale to New Mountain Capital in February 2024.
•
Entered into a time brokerage agreement with KAZT-TV in the Phoenix, Arizona market. KAZT-TV became an affiliate of The CW Network on February 1, 2024.

Overview of Operations

As of June 30, 2024, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those owned by VIEs, in 117 markets in 40 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. We also own a 75.0% interest in The CW, the fifth major broadcast network in the U.S., NewsNation, a national cable news network, two digital multicast networks, Antenna TV and REWIND TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include 142 local websites, 279 mobile applications, 24 connected television applications, seven free ad-supported television channels representing products of our local television stations, The CW, NewsNation, The Hill and BestReviews, and a suite of advertiser solutions.

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

Seasonality

In even-numbered years we generate substantial advertising revenue from the political advertising we sell to candidates and non-candidate entities such as political action committees and political parties. Advertising revenue is also positively affected by certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. As 2024 is an election year, we expect an increase in political advertising revenue, a component of our advertising revenue, to be reported in 2024 compared to 2023.

Historical Performance

Results of Operations

The following table sets forth the Company’s operating results (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net revenue:
Distribution	$734	$696	5.5	$1,495	$1,424	5.0
Advertising	522	511	2.2	1,034	1,028	0.6
Other	13	33	(60.6)	24	45	(46.7)
Net revenue	1,269	1,240	2.3	2,553	2,497	2.2
Operating expenses:
Direct operating	552	537	2.8	1,100	1,075	2.3
Selling, general and administrative	269	262	2.7	539	528	2.1
Depreciation and amortization	208	262	(20.6)	398	511	(22.1)
Total operating expenses	1,029	1,061	(3.0)	2,037	2,114	(3.6)
Income from operations	240	179	34.1	516	383	34.7
Income from equity method investments, net	16	32		35	57
Interest expense, net	(113)	(111)		(227)	(218)
Pension and other postretirement plans credit, net	7	10		14	19
Gain on disposal of an investment	-	-		40	-
Other expenses, net	(1)	-		-	(1)
Income before income taxes	149	110		378	240
Income tax expense	(43)	(35)		(105)	(77)
Net income	106	75		273	163
Net loss attributable to noncontrolling interests	12	21		20	44
Net income attributable to Nexstar Media Group, Inc.	$118	$96		$293	$207

Three Months Ended June 30, 2024 Compared to the Same Period in 2023

The Company’s revenues increased 2.3% for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to higher revenues from distribution and political advertising, partially offset by lower revenue from non-political advertising.

Distribution revenue increased by $38 million primarily due to the successful renewal of our distribution agreements in 2023 on terms favorable to us and scheduled annual escalation of rates per subscriber, growth in vMVPD subscribers, the addition of CW affiliations on certain of our stations, and the return of our partner stations on one MVPD in January, partially offset by continued MVPD subscriber attrition. We anticipate a continued increase in retransmission fees year over year until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers, subject to trends in subscriber attrition or growth.

Advertising revenue increased by $11 million, primarily due to an increase in political advertising of $37 million as 2024 is an election year, offset in part by a decrease in non-political revenue of $24 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses increased by $22 million primarily due to increase in news programming, stock-based compensation expense from new restricted stock grants and the timing of restricted stock grants, direct digital operating, and various administrative expenses, partially offset by a reduction in restructuring costs at The CW.

Depreciation and amortization expenses decreased by $54 million, as follows:

•
Amortization of broadcast rights was $87 million for the three months ended June 30, 2024, compared to $140 million for the same period in 2023, a decrease of $53 million, primarily due to lower amortization of broadcast rights at The CW of $49 million to $71 million from $120 million.
•
Depreciation of property and equipment was $46 million for the three months ended June 30, 2024, compared to $44 million for the same period in 2023 (no significant change).
•
Amortization of intangible assets was $75 million for the three months ended June 30, 2024, compared to $78 million for the same period in 2023 (no significant change).

Income from equity method investments, net decreased by $16 million primarily due to a decrease in net income of TV Food Network, our largest equity method investment. TV Food Network’s net income decreased primarily due to a decrease in its advertising revenue. For additional information on our investment in TV Food Network, refer to Note 4 to our Condensed Consolidated Financial Statements.

The Company’s effective tax rates were 28.9% and 31.8% for each of the respective periods.

For the three months ended June 30, 2024, changes in the valuation allowance resulted in a 2.0% decrease to the effective tax rate. Other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 2.8% decrease to the effective tax rate. This is partially offset by a decrease in the excess benefit from stock option exercises and restricted stock unit vesting in 2024 compared to 2023 which resulted in a 1.3% increase in the rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Six Months Ended June 30, 2024 Compared to the Same Period in 2023

The Company’s revenues increased 2.2% for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to higher revenues from distribution and political advertising, partially offset by lower revenue from non-political advertising.

Distribution revenue increased by $71 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the successful renewal of our distribution agreements in 2023 on terms favorable to us and scheduled annual escalation of rates per subscriber, growth in vMVPD subscribers, the addition of CW affiliations on certain of our stations and the return of our partner stations on one MVPD in January, partially offset by continued MVPD subscriber attrition. We anticipate a continued increase in retransmission fees year over year until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers, subject to trends in subscriber attrition or growth.

Advertising revenue increased by $6 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase of $67 million in political advertising as 2024 is an election year, offset in part by a decrease in non-political revenue of $61 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses increased by $36 million primarily due to increase in news programming, stock-based compensation expense from new restricted stock grants and the timing of restricted stock grants, direct digital operating, and various administrative expenses, partially offset by a reduction in restructuring costs at The CW.

Depreciation and amortization expense decreased by $113 million, as follows:

•
Amortization of broadcast rights was $156 million for the six months ended June 30, 2024, compared to $269 million for the same period in 2023, a decrease of $113 million, primarily due to lower amortization of broadcast rights at The CW of $104 million to $123 million from $227 million.
•
Depreciation of property and equipment was $91 million for the six months ended June 30, 2024, compared to $87 million for the same period in 2023 (no significant change).
•
Amortization of intangible assets was $151 million for the six months ended June 30, 2024, compared to $155 million for the same period in 2023 (no significant change).

Income from equity method investments, net decreased by $22 million primarily due to a decrease in net income of TV Food Network, our largest equity method investment. TV Food Network’s net income decreased primarily due to a decrease in its advertising revenue. For additional information on our investment in TV Food Network, refer to Note 4 to our Condensed Consolidated Financial Statements.

Interest expense, net increased by $9 million, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments.

In February 2024, Nexstar received $40 million in cash proceeds, and recorded a gain on disposal of an investment for the same amount, in connection with BMI’s sale to New Mountain Capital.

The Company’s effective tax rates were 27.8% and 32.1% for each of the respective periods.

For the six months ended June 30, 2024, changes in the valuation allowance resulted in a 3.4% decrease to the effective tax rate. Other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 1.9% decrease to the effective tax rate. This is partially offset by a decrease in the excess benefit from stock option exercises and restricted stock unit vesting in 2024 compared to 2023 which resulted in a 1.0% increase in the rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company’s primary sources of liquidity include cash on hand, borrowing capacity under its revolving credit facilities (with a maturity date of June 2027) and cash generated from operations. The Company believes these sources of liquidity are sufficient to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of June 30, 2024, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

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

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$452	$679
Net cash used in investing activities	(39)	(73)
Net cash used in financing activities	(414)	(466)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1)	$140
Cash paid for interest	$219	$214
Income taxes paid, net of refunds	$177	$121

	As of June 30,	As of December 31,
	2024	2023
Cash, cash equivalents and restricted cash	$146	$147

Cash Flows—Operating Activities

Net cash flows provided by operating activities decreased by $227 million during the six months ended June 30, 2024, compared to the same period in 2023. This was primarily due to an increase in uses of cash from (i) timing of receipts and payables of $174 million, including prepaying fees associated with our TBA of KAZT-TV and (ii) a decrease in distribution from our equity investment in TV Food Network of $112 million, partially offset by a decrease in payments for broadcast rights of $52 million.

Cash Flows—Investing Activities

Net cash flows used in investing activities decreased by $34 million during the six months ended June 30, 2024, compared to the same period in 2023. This was primarily due to the proceeds received from the disposal of an investment in connection with BMI’s sale to New Mountain Capital of $40 million, partially offset by an increase in capital expenditures of $4 million.

Cash Flows—Financing Activities

Net cash flows used in financing activities decreased by $52 million during the six months ended June 30, 2024, compared to the same period in 2023. This was primarily due to fewer shares of Nexstar common stock repurchased in the current year, or a decrease in stock buybacks of $69 million and lower cash paid for shares withheld for taxes of $14 million, offset in part by a $17 million decrease in contribution from noncontrolling interests and a $14 million increase in common stock dividends paid.

Subsequent Investing and Financing Activities

On July 26, 2024, Nexstar announced that its Board of Directors increased its share repurchase authorization by $1.5 billion. From July 1, 2024 to August 7, 2024, we repurchased 266,014 shares of our common stock for $46 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.9 billion.

On July 26, 2024, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.69 per share of Nexstar’s common stock. The dividend is payable on August 23, 2024 to stockholders of record on August 9, 2024.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Long-term debt

As of June 30, 2024, the Company had total outstanding debt of $6.781 billion, net of unamortized financing costs, discounts and premium, which represented 74.9% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of June 30,	As of December 31,
(dollars in millions)	2024	2023
Nexstar senior secured credit facility	$3,743	$3,804
Mission senior secured credit facility	354	354
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Total outstanding principal	6,811	6,872
Less: Unamortized financing costs, discounts and premium, net	(30)	(35)
Total outstanding debt	$6,781	$6,837

Unused revolving loan commitments under senior secured credit facilities (1)	$545	$544

(1)
Based on covenant calculations as of June 30, 2024, all of the $531 million and $14 million in unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2024 (in millions):

		Payments Due by Period
	Total	Remainder of 2024	2025	2026-2027	2028-2029	Thereafter
Nexstar senior secured credit facility	$3,743	$60	$121	$3,562	$-	$-
Mission senior secured credit facility	354	2	3	68	281	-
5.625% Notes, due July 2027	1,714	-	-	1,714	-	-
4.75% Notes, due November 2028	1,000	-	-	-	1,000	-
	$6,811	$62	$124	$5,344	$1,281	$-

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

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2024, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028 for a period of at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2024, we had outstanding standby letters of credit with various financial institutions amounting to $19 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	June 30, 2024	December 31, 2023
Current assets – external(1)	$1,266	$1,246
Current assets – due from consolidated entities outside of Obligor Group	12	7
Total current assets	$1,278	$1,253
Noncurrent assets – external(1)(2)	9,279	9,429
Noncurrent assets – due from consolidated entities outside of Obligor Group	74	75
Total noncurrent assets	$9,353	$9,504
Total current liabilities(1)	$716	$818
Total noncurrent liabilities(1)	$8,680	$8,775
Noncontrolling interests	$-	$-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027.
(2)
Excludes Issuer’s equity investments of $856 million and $958 million as of June 30, 2024 and December 31, 2023, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 4 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Six Months Ended
June 30, 2024
Net revenue – external	$2,458
Net revenue – from consolidated entities outside of Obligor Group	9
Total net revenue	2,467
Costs and expenses – external	1,849
Costs and expenses – to consolidated entities outside of Obligor Group	30
Total costs and expenses	1,879
Income from operations	$588
Net income	$308
Net income attributable to Obligor Group	$308
Income from equity method investments, net	$35

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

Information with respect to the Company’s critical accounting estimates which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Management believes that as of June 30, 2024, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 6.84% to 7.84% as of June 30, 2024, which represent (i) the base rate, the Secured Overnight Financing Rate (“SOFR”) plus (ii) a credit spread adjustment, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of June 30, 2024, an increase in SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $41 million (excluding tax effects). A decrease in SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $41 million (excluding tax effects). Our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2024, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2024, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2022, Nexstar’s board of directors approved a share repurchase program authorizing Nexstar to repurchase up to $1.5 billion of its common stock, of which $652 million of capacity remained available as of December 31, 2023. During the six months ended June 30, 2024, Nexstar repurchased a total of 1,514,478 shares of its common stock for $246 million, funded by cash on hand, which was accounted for as treasury cost. As of June 30, 2024, the remaining available amount under the share repurchase authorization was $406 million.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended June 30, 2024 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April 4 to 30, 2024	231,460	$163.51	231,460	$504
May 1 to 31, 2024	185,708	$162.33	185,708	474
June 3 to 27, 2024	430,736	$155.55	430,736	406
	847,904	$159.21	847,904

On July 26, 2024, Nexstar announced that its Board of Directors increased its share repurchase authorization by $1.5 billion. From July 1, 2024 to August 7, 2024, we repurchased 266,014 shares of our common stock for $46 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.9 billion.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

Dated: August 8, 2024