Form 10-Q
period 2024-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2024-11-07
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 31,021,938 shares of Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2024 and 2023	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the Three and Nine Months ended September 30, 2024 and 2023	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2024 and 2023	7

	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1: Organization and Business Operations	8
	Note 2: Summary of Significant Accounting Policies	8
	Note 3: Acquisitions	12
	Note 4: Intangible Assets and Goodwill	12
	Note 5: Investments	13
	Note 6: Accrued Expenses	14
	Note 7: Debt	15
	Note 8: Retirement and Postretirement Plans	16
	Note 9: Leases	16
	Note 10: Commitments and Contingencies	17
	Note 11: Equity	19
	Note 12: Income Taxes	20
	Note 13: Income Per Share	20
	Note 14: Fair Value Measurements	21
	Note 15: Segment Data	21
	Note 16: Subsequent Events	24

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4.	Controls and Procedures	34

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk Factors	35

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3.	Defaults Upon Senior Securities	35

ITEM 4.	Mine Safety Disclosures	35

ITEM 5.	Other Information	35

ITEM 6.	Exhibits	36

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$181	$135
Restricted cash and cash equivalents	-	12
Accounts receivable, net of allowance for credit losses of $20 and $20, respectively	1,016	1,095
Broadcast rights	132	136
Prepaid expenses and other current assets	92	88
Total current assets	1,421	1,466
Property and equipment, net	1,233	1,269
Goodwill	2,946	2,946
FCC licenses	2,929	2,929
Network affiliation agreements, net	1,541	1,683
Other intangible assets, net	371	441
Investments	869	958
Other noncurrent assets, net	383	386
Total assets(1)	$11,693	$12,078
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$124	$124
Accounts payable	132	235
Broadcast rights payable	124	136
Accrued expenses	333	350
Other current liabilities	133	116
Total current liabilities	846	961
Debt	6,576	6,713
Deferred tax liabilities	1,494	1,520
Other noncurrent liabilities	536	571
Total liabilities(1)	9,452	9,765
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 2)	37	-
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2024 and December 31, 2023	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 31,476,115 shares outstanding as of September 30, 2024 and 47,282,823 shares issued, 33,600,926 shares outstanding as of December 31, 2023	-	-
Additional paid-in capital	1,292	1,283
Accumulated other comprehensive income	1	1
Retained earnings	3,485	3,188
Treasury stock - at cost; 15,806,708 and 13,681,897 shares as of September 30, 2024 and December 31, 2023, respectively	(2,559)	(2,173)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,219	2,299
Noncontrolling interests	(15)	14
Total stockholdersʼ equity	2,204	2,313
Total liabilities, redeemable noncontrolling interests and stockholdersʼ equity	$11,693	$12,078

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of September 30, 2024 and December 31, 2023 include certain assets held by consolidated VIEs of $298 million and $300 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of September 30, 2024 and December 31, 2023 include certain liabilities of consolidated VIEs of $144 million and $152 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$1,366	$1,132	$3,920	$3,629
Operating expenses:
Direct operating, excluding depreciation and amortization	563	537	1,663	1,613
Selling, general and administrative, excluding depreciation and amortization	278	281	818	808
Depreciation and amortization	190	220	588	731
Total operating expenses	1,031	1,038	3,069	3,152
Income from operations	335	94	851	477
Income from equity method investments, net	17	24	52	82
Interest expense, net	(113)	(113)	(340)	(332)
Pension and other postretirement plans credit, net	6	9	20	27
Gain on disposal of an investment	-	-	40	-
Other expenses, net	(1)	-	(1)	-
Income before income taxes	244	14	622	254
Income tax expense	(64)	(6)	(169)	(83)
Net income	180	8	453	171
Net loss attributable to noncontrolling interests	7	17	27	61
Net income attributable to Nexstar Media Group, Inc.	$187	$25	$480	$232

Net income per share available to common stockholders:
Basic	$5.34	$0.71	$14.17	$6.47
Diluted	$5.27	$0.70	$13.96	$6.37

Weighted average number of common shares outstanding:
Basic (in thousands)	32,020	34,931	32,759	35,806
Diluted (in thousands)	32,441	35,367	33,248	36,370

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Three Months Ended September 30, 2024 and 2023

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of June 30, 2024	$-	47,282,823	$-	$1,281	$3,369	$1	(14,797,318)	$(2,384)	$13	$2,280
Purchase of treasury stock	-	-	-	-	-	-	(1,061,852)	(179)	-	(179)
Stock-based compensation expense	-	-	-	19	-	-	-	-	-	19
Vesting of restricted stock units and exercise of stock options	-	-	-	(8)	-	-	52,462	4	-	(4)
Dividends declared on common stock ($1.69 per share)	-	-	-	-	(55)	-	-	-	-	(55)
Adjustment to redeemable noncontrolling interests (Note 2)	27	-	-	-	-	-	-	-	(27)	(27)
Accretion of redeemable noncontrolling interests (Notes 2 and 13)	16	-	-	-	(16)	-	-	-	-	(16)
Net income (loss)	(6)	-	-	-	187	-	-	-	(1)	186
Balances as of September 30, 2024	$37	47,282,823	$-	$1,292	$3,485	$1	(15,806,708)	$(2,559)	$(15)	$2,204

Balances as of June 30, 2023	$-	47,282,823	$-	$1,263	$3,142	$27	(11,901,423)	$(1,889)	$20	$2,563
Purchase of treasury stock	-	-	-	-	-	-	(1,274,852)	(200)	-	(200)
Stock-based compensation expense	-	-	-	16	-	-	-	-	-	16
Vesting of restricted stock units and exercise of stock options	-	-	-	(10)	-	-	87,712	5	-	(5)
Dividends declared on common stock ($1.35 per share)	-	-	-	-	(47)	-	-	-	-	(47)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	11	11
Net income (loss)	-	-	-	-	25	-	-	-	(17)	8
Balances as of September 30, 2023	$-	47,282,823	$-	$1,269	$3,120	$27	(13,088,563)	$(2,084)	$14	$2,346

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Nine Months Ended September 30, 2024 and 2023

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income	Shares	Amount	interests	Equity
Balances as of December 31, 2023	$-	47,282,823	$-	$1,283	$3,188	$1	(13,681,897)	$(2,173)	$14	$2,313
Purchase of treasury stock	-	-	-	-	-	-	(2,576,330)	(427)	-	(427)
Stock-based compensation expense	-	-	-	57	-	-	-	-	-	57
Vesting of restricted stock units and exercise of stock options	-	-	-	(48)	-	-	451,519	41	-	(7)
Dividends declared on common stock ($5.07 per share)	-	-	-	-	(167)	-	-	-	-	(167)
Adjustment to redeemable noncontrolling interests (Note 2)	27	-	-	-	-	-	-	-	(27)	(27)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	19	19
Accretion of redeemable noncontrolling interests (Notes 2 and 13)	16	-	-	-	(16)	-	-	-	-	(16)
Net income (loss)	(6)	-	-	-	480	-	-	-	(21)	459
Balances as of September 30, 2024	$37	47,282,823	$-	$1,292	$3,485	$1	(15,806,708)	$(2,559)	$(15)	$2,204

Balances as of December 31, 2022	$-	47,282,823	$-	$1,288	$3,033	$27	(10,472,637)	$(1,607)	$28	$2,769
Purchase of treasury stock	-	-	-	-	-	-	(3,152,635)	(518)	-	(518)
Stock-based compensation expense	-	-	-	44	-	-	-	-	-	44
Vesting of restricted stock units and exercise of stock options	-	-	-	(63)	-	-	536,709	41	-	(22)
Dividends declared on common stock ($4.05 per share)	-	-	-	-	(145)	-	-	-	-	(145)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	47	47
Net income (loss)	-	-	-	-	232	-	-	-	(61)	171
Balances as of September 30, 2023	$-	47,282,823	$-	$1,269	$3,120	$27	(13,088,563)	$(2,084)	$14	$2,346

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$453	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588	731
Stock-based compensation expense	57	44
Amortization of debt financing costs, debt discounts and premium	9	8
Gain on disposal of an investment	(40)	-
Deferred income taxes	(26)	(37)
Payments for broadcast rights	(240)	(322)
Income from equity method investments, net	(52)	(82)
Distribution from equity method investments – return on capital	143	259
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	80	191
Prepaid and other current assets	(10)	(6)
Other noncurrent assets	(7)	(21)
Accounts payable	(99)	(54)
Accrued expenses and other current liabilities	-	(3)
Income tax payable	6	(25)
Other noncurrent liabilities	(30)	(36)
Other	7	(1)
Net cash provided by operating activities	839	817
Cash flows from investing activities:
Purchases of property and equipment	(110)	(113)
Payments for acquisitions	-	(38)
Deposits received associated with a proposed sale of a real estate asset	-	10
Proceeds from disposal of an investment	40	-
Other investing activities, net	2	4
Net cash used in investing activities	(68)	(137)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	55	-
Repayments of long-term debt	(201)	(93)
Purchase of treasury stock	(423)	(509)
Common stock dividends paid	(167)	(145)
Payments for capitalized software obligations	(13)	(14)
Contribution from noncontrolling interests	19	47
Cash paid for shares withheld for taxes	(8)	(24)
Other financing activities, net	1	2
Net cash used in financing activities	(737)	(736)
Net increase (decrease) in cash, cash equivalents and restricted cash	34	(56)
Cash, cash equivalents and restricted cash at beginning of period	147	220
Cash, cash equivalents and restricted cash at end of period	$181	$164
Supplemental information:
Interest paid	$344	$335
Income taxes paid, net of refunds	$187	$142

Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$20	$37
Right-of-use assets obtained in exchange for operating lease obligations	$28	$26

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of September 30, 2024, we owned, operated, programmed or provided sales and other services to 200 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of September 30, 2024, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and two television stations owned by unconsolidated VIEs. Nexstar also owns a 75.0% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”), NewsNation, a national cable news network, two digital multicast networks, Antenna TV and REWIND TV, multicast network services provided to third parties, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 138 local websites, 121 mobile applications, 91 weather applications and 17 lifestyle and sports applications across local stations, NewsNation and The Hill. The portfolio also includes seven connected television applications and three free ad-supported television channels from The CW and The Hill.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, allowance for credit losses, valuation of assets acquired and liabilities assumed in business combinations, accretion of redeemable noncontrolling interests, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and long-lived assets, the recoverability of investments, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. As of September 30, 2024, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2024 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$6	$6
Accounts receivable, net	27	17
Prepaid expenses and other current assets	5	5
Total current assets	38	28
Property and equipment, net	54	58
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	62	68
Other noncurrent assets, net	63	67
Total assets	$568	$572

Current liabilities:
Current portion of debt	$3	$2
Other current liabilities	39	38
Total current liabilities	42	40
Debt	348	350
Deferred tax liabilities	35	36
Other noncurrent liabilities	72	78
Total liabilities	$497	$504

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	September 30, 2024	December 31, 2023
Current assets	$4	$3
Property and equipment, net	10	11
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	20	22
Other noncurrent assets, net	2	2
Total assets	$298	$300

Current liabilities	$37	$38
Noncurrent liabilities	107	114
Total liabilities	$144	$152

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

Redeemable Noncontrolling Interests

On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW. Pursuant to the operating agreement governing The CW, Nexstar has a call right to acquire the noncontrolling ownership interests in The CW beginning in August 2024 and each noncontrolling owner has a put right to sell its ownership interest in The CW to Nexstar beginning in June 2026, subject to Nexstar’s one year deferral right, for cash. The amount at which the noncontrolling interests can be redeemed under either the call right or the put rights is the greater of the capital contributed by the minority owners or a multiple of The CW’s earnings.

Redeemable noncontrolling interests are presented as mezzanine equity (outside of liability and stockholders’ equity) in the accompanying Condensed Consolidated Balance Sheets as their redemption is outside of our control. We accrete the changes in the redemption value of redeemable noncontrolling interests over the period from issuance to the earliest redemption date using the effective interest method. The accretion is recognized as an adjustment to retained earnings, or in the absence of retained earnings, additional paid-in capital. The balance of redeemable noncontrolling interests is measured at the greater of accreted redemption value at the end of each reporting period or the carrying value adjusted for the noncontrolling interests’ contributions and share in income and losses.

During the third quarter of 2024, Nexstar recorded an adjustment to establish a $27 million carrying amount of noncontrolling interests to redeemable noncontrolling interests and reduced retained earnings by $16 million to accrete redeemable noncontrolling interests. The noncontrolling interests were previously accounted for as a component of stockholders’ equity when it should have been mezzanine equity since acquisition of The CW as described above. See the accompanying Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interests for additional information. The inclusion of accretion in the calculation of earnings per share and the impact of out-of-period accretion adjustment to earnings per share are disclosed in Note 13.

We evaluated the impact of the out-of-period adjustment under the SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) from both quantitative and qualitative perspectives and determined that it was not material to the previously reported annual and interim financial statements for the years ended December 31, 2023 and 2022 and is not expected to be material to the current annual consolidated financial statements for the year ended December 31, 2024.

Income Per Share

Net income attributable to Nexstar Media Group, Inc. less accretion of redeemable noncontrolling interests equal to net income available to Nexstar’s common stockholders. Basic income per share is computed by dividing the net income available to Nexstar’s common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of stock options and restricted stock units outstanding during the period and reflect the potential dilution that could occur if common shares were issued upon exercise of stock options and vesting of restricted stock units. See Note 13 for additional information.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses for all public entities. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of this ASU and its impact on our disclosures within the financial statements.

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

Note 4: Intangible Assets and Goodwill

The Company’s definite-lived intangible assets consisted of the following (dollars in millions):

	Estimated	September 30, 2024			December 31, 2023
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$3,125	$(1,584)	$1,541	$3,125	$(1,442)	$1,683
Other definite-lived intangible assets	1-20	1,106	(735)	371	1,093	(652)	441
Definite-lived intangible assets		$4,231	$(2,319)	$1,912	$4,218	$(2,094)	$2,124

The following table presents the Company’s estimate of amortization expense for the remainder of 2024, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2024 (in millions):

Remainder of 2024	$73
2025	287
2026	267
2027	253
2028	237
2029	222
Thereafter	573
$1,912

The amounts recorded to goodwill and FCC licenses were as follows (in millions):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2023	$3,145	$(199)	$2,946	$2,977	$(48)	$2,929
Balances as of September 30, 2024	$3,145	$(199)	$2,946	$2,977	$(48)	$2,929

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2024, the Company did not identify events that would trigger impairment assessments.

Note 5: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Equity method investments	$865	$953
Other equity investments	4	5
Total investments	$869	$958

Equity Method Investments

During the three and nine months ended September 30, 2024 and 2023, the Company received cash distributions from its equity method investments, primarily from its investment in TV Food Network, as discussed below.

During the three and nine months ended September 30, 2024 and 2023, the income from equity method investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from equity method investments, net, before amortization of basis difference	$35	$42	$105	$135
Amortization of basis difference	(18)	(18)	(53)	(53)
Income from equity method investments, net	$17	$24	$52	$82

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

Nexstar’s investment in TV Food Network had a book value of $848 million and $936 million as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, Nexstar had a remaining share in amortizable basis difference of $345 million and $397 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of September 30, 2024 had a remaining useful life of approximately 5 years. As of September 30, 2024, Nexstar’s share in the basis difference related to the TV Food Network’s goodwill was $500 million (no change in 2024).

Nexstar had the following transactions related to its investment in TV Food Network during the three and nine months ended September 30, 2024 and 2023, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash distributions received	$5	$8	$143	$259
Recognized share in TV Food Networkʼs net income	36	43	107	136
Recorded amortization of basis difference (expense)	(17)	(17)	(52)	(52)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$254	$272	$757	$853
Costs and expenses	137	137	412	427
Income from operations	117	135	345	426
Net income	114	136	342	434
Net income attributable to Nexstar Media Group, Inc.	36	43	107	136

Other Equity Investments

In February 2024, Nexstar received $40 million in cash proceeds, and recorded a gain on disposal of an investment for the same amount, in connection with Broadcast Music Inc.’s (“BMI”) sale to New Mountain Capital.

Note 6: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Compensation and related taxes	$92	$113
Interest payable	43	55
Network affiliation fees	95	85
Other	103	97
	$333	$350

Note 7: Debt

Long-term debt consisted of the following (dollars in millions):

	September 30, 2024	December 31, 2023
Nexstar
Term Loan A, due June 2027	$2,152	$2,243
Term Loan B, due September 2026	1,507	1,561
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Term Loan B, due June 2028	291	292
Revolving loans, due June 2027	62	62
Total outstanding principal	6,726	6,872
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	(5)	(6)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	(17)	(24)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	3	3
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(5)	(6)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(2)	(2)
Total outstanding debt	6,700	6,837
Less: current portion	(124)	(124)
Long-term debt, net of current portion	$6,576	$6,713

Nexstar’s outstanding term loans are governed by Nexstar’s credit agreement and Mission’s outstanding term loans and revolving loans are governed by Mission’s credit agreement. Each credit agreement is also herein referred to as a senior secured credit facility. Nexstar’s senior unsecured notes are governed by the indentures.

2024 Activities

During the nine months ended September 30, 2024, the Company repaid scheduled principal maturities of $92 million and prepaid $54 million of Term Loan B, funded by cash on hand. Also, Nexstar borrowed $55 million under its revolving credit facility for working capital purposes, which it repaid in full during the same period.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $532 million (net of outstanding standby letters of credit of $18 million) and $14 million, respectively, of unused revolving loan commitments under their senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2024. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2024, the Company was in compliance with its financial covenants.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2024, Nexstar was in compliance with its financial covenants.

Note 8: Retirement and Postretirement Plans

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Pension Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$-	$-	$1	$1
Interest cost	20	21	58	62
Expected return on plan assets	(25)	(28)	(75)	(84)
Amortization of net gain	(1)	(2)	(4)	(6)
Net periodic benefit credit	$(6)	$(9)	$(20)	$(27)

During the three and nine months ended September 30, 2024, there were no significant contributions to qualified pension benefit plans. Nexstar also anticipates nominal required contributions during the remainder of 2024.

Note 9: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one month to 90 years, some of which may include options to extend the leases from two years to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of September 30, 2024 were not material.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	Other noncurrent assets, net	$278	$290
Current operating lease liabilities	Other current liabilities	$41	$47
Noncurrent operating lease liabilities	Other noncurrent liabilities	$248	$246

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		4.9%	5.0%

Operating lease expense for the three months ended September 30, 2024 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended September 30, 2023 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the nine months ended September 30, 2024 was $50 million, of which $22 million and $28 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the nine months ended September 30, 2023 was $49 million, of which $21 million and $28 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $48 million for each of the nine months ended September 30, 2024 and 2023.

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows (in millions):

Operating Leases
Remainder of 2024	$15
2025	50
2026	42
2027	41
2028	37
2029	36
Thereafter	139
Total future minimum lease payments	360
Less: imputed interest	(71)
Total	$289

Note 10: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of September 30, 2024, Mission had a maximum commitment of $366 million under its amended credit agreement, of which $352 million principal balance of debt was outstanding.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through September 30, 2024 would be approximately $221 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

As of September 30, 2024, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits—Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of September 30, 2024. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at September 30, 2024 and December 31, 2023.

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

Note 11: Equity

As of December 31, 2023, the remaining available amount under the prior share repurchase authorization was $652 million. On July 26, 2024, Nexstar’s board of directors announced the increase of its share repurchase authorization by $1.5 billion. During the nine months ended September 30, 2024, Nexstar repurchased a total of 2,576,330 shares of its common stock for $423 million, funded by cash on hand. As of September 30, 2024, the remaining available amount under the share repurchase authorization was $1.7 billion.

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

Note 12: Income Taxes

Income tax expense was $64 million for the three months ended September 30, 2024 compared to $6 million for the same period in 2023. The effective tax rates were 26.2% and 42.9% for each of the respective periods.

For the three months ended September 30, 2024, other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 32.7% decrease to the effective tax rate. State taxes were impacted by decreased permanent differences resulting in a 3.8% decrease to the effective rate. This was partially offset by changes in the valuation allowance which resulted in a 9.2% increase to the effective tax rate. A decrease in the excess benefit from stock option exercises and restricted stock unit vesting in 2024 compared to 2023 resulted in a 3.5% increase in the rate. The effective rate for the three months ended September 30, 2024 is normalized compared to the same period in 2023 which reflected a significantly lower pre-tax net income. The rate changes discussed reflect that normalization impact.

Income tax expense was $169 million for the nine months ended September 30, 2024 compared to $83 million for the same period in 2023. The effective tax rates were 27.2% and 32.7% for each of the respective periods.

For the nine months ended September 30, 2024, changes in the valuation allowance resulted in a 3.4% decrease to the effective tax rate. Other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 3.6% decrease to the effective tax rate. This is partially offset by a decrease in the excess benefit from stock option exercises and restricted stock unit vesting in 2024 compared to 2023 which resulted in a 1.4% increase in the rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Note 13: Income Per Share

Income per share (basic and diluted) available to common stockholders are presented below (dollars in millions, except per share amounts, and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Nexstar Media Group, Inc.	$187	$25	$480	$232
Accretion of redeemable noncontrolling interests(1)	(16)	-	(16)	-
Net income available to common stockholders	$171	$25	$464	$232

Weighted average shares outstanding – basic	32,020	34,931	32,759	35,806
Dilutive effect of equity incentive plan instruments	421	436	489	564
Weighted average shares outstanding – diluted	32,441	35,367	33,248	36,370

Net income per share available to common stockholders – basic	$5.34	$0.71	$14.17	$6.47
Net income per share available to common stockholders – diluted	$5.27	$0.70	$13.96	$6.37

(1)
As discussed in Note 2, we adjusted our accounting for redeemable noncontrolling interests. The accretion for the three months ended September 30, 2024 included out-of-period adjustment of $12 million which reduced the basic and diluted earnings per share by $0.39 and $0.38, respectively. The accretion for the nine months ended September 30, 2024 included out-of-period adjustment of $7 million which reduced each of basic and diluted earnings per share by $0.20.

During the three and nine months ended September 30, 2024, weighted average restricted stock units of zero and 26,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

During the three and nine months ended September 30, 2023, weighted average restricted stock units of 103,000 and 68,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

Note 14: Fair Value Measurements

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

The estimated fair values and carrying amounts of the Company’s long-term debt that are not measured at fair value on a recurring basis were as follows (dollars in millions):

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due June 2027(1)	$2,147	$2,144	$2,237	$2,217
Term Loan B, due September 2026(1)	1,490	1,506	1,537	1,545
5.625% Notes, due July 2027(2)	1,717	1,686	1,717	1,654
4.75% Notes, due November 2028(2)	995	953	994	915
Mission
Term Loan B, due June 2028(1)	289	289	290	288
Revolving loans due June 2027(1)	62	61	62	60

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

During the three and nine months ended September 30, 2024, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

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

The Company evaluates the performance of its operating segments based on net revenue and segment profit (loss). Segment profit (loss) includes net revenue, direct operating expenses and selling and general and administrative expenses (excluding corporate). Segment profit (loss) excludes depreciation and amortization (other than amortization of broadcast rights), any nonrecurring transaction and restructuring expenses, reimbursement from the FCC related to station repack, impairment charges, gain on disposal of assets and business divestitures and non-operating income statement items.

In 2024, the Company’s segment disclosures were updated to reflect the following changes (accordingly, the comparative prior years data were recast to conform to the current year presentation):

•
Beginning in the first quarter of 2024, The CW’s operating results and assets are included in the “Other” segment because they did not meet the threshold for separate segment disclosure. Additionally, The CW’s segment loss is now reported at its full consolidated financial results in accordance with Nexstar’s current internal financial reporting. Prior to this change, The CW reported its operating performance in past segment footnote disclosures at amounts reflecting Nexstar’s ownership interest. These changes were reflected in the current presentation of the “Other” segment in the tables below.
•
Beginning in the third quarter of 2024, the Broadcast segment profit included amortization of broadcast rights and excluded payments for broadcast rights to conform with current internal financial reporting. Previously, Broadcast reported a profit measure that included payments for broadcast rights and excluded amortization of broadcast rights.

Segment financial information is included in the following tables for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenue	2024	2023	2024	2023
Broadcast	$1,296	$1,056	$3,723	$3,379
Other	82	80	229	257
Corporate (unallocated)(1)	(12)	(4)	(32)	(7)
Total net revenue	$1,366	$1,132	$3,920	$3,629

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income (loss)	2024	2023	2024	2023
Broadcast segment profit	$528	$328	$1,457	$1,197
Other segment loss	(22)	(58)	(90)	(207)
Corporate (unallocated)	(50)	(49)	(154)	(141)
Depreciation and amortization expense(2)	(121)	(122)	(363)	(364)
Miscellaneous, net	-	(5)	1	(8)
Income from operations	$335	$94	$851	$477

Assets	September 30, 2024	December 31, 2023
Broadcast(3)	$10,786	$11,203
Other	386	429
Corporate (unallocated)	521	446
	$11,693	$12,078

Goodwill	September 30, 2024	December 31, 2023
Broadcast	$2,877	$2,877
Other	69	69
	$2,946	$2,946

(1)
Includes elimination of intersegment revenues. During the three and nine months ended September 30, 2024, the Other segment generated $12 million and $34 million in revenues, respectively, for services provided to the Broadcast segment. During the three and nine months ended September 30, 2023, the Other segment generated $5 million and $10 million in revenues, respectively, for services provided to the Broadcast segment.
(2)
Excludes amortization of broadcast rights expense of $70 million and $98 million for the three months ended September 30, 2024 and 2023, respectively, and $226 million and $367 million for the nine months ended September 30, 2024 and 2023, respectively, which are included in Broadcast segment profit and Other segment loss.
(3)
While the Company’s investment in TV Food Network ($848 million at September 30, 2024 and $936 million at December 31, 2023) has not been allocated to a Company reporting unit or operating segment, such asset has been included in the Company’s disclosure of Broadcast segment assets given the similar nature of the investment to that segment. For additional information on equity investments, see Note 5.

The following tables present the disaggregation of the Company’s revenue under ASC 606 for the periods presented (in millions):

Three Months Ended September 30, 2024	Broadcast	Other	Corporate & Eliminations (unallocated)	Consolidated
Distribution	$705	$27	$(13)	$719
Advertising	580	42	-	622
Other	11	13	1	25
Total net revenue	$1,296	$82	$(12)	$1,366

Nine Months Ended September 30, 2024	Broadcast	Other	Corporate & Eliminations (unallocated)	Consolidated
Distribution	$2,171	$78	$(34)	$2,215
Advertising	1,522	134	-	1,656
Other	30	17	2	49
Total net revenue	$3,723	$229	$(32)	$3,920

Three Months Ended September 30, 2023	Broadcast	Other	Corporate & Eliminations (unallocated)	Consolidated
Distribution	$586	$17	$(5)	$598
Advertising	459	50	-	509
Other	11	13	1	25
Total net revenue	$1,056	$80	$(4)	$1,132

Nine Months Ended September 30, 2023	Broadcast	Other	Corporate & Eliminations (unallocated)	Consolidated
Distribution	$1,984	$48	$(9)	$2,023
Advertising	1,364	171	-	1,535
Other	31	38	2	71
Total net revenue	$3,379	$257	$(7)	$3,629

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

During the three and nine months ended September 30, 2024, revenues for two of the Company’s customers exceeded 10% of the Company’s consolidated net revenues. The first customer represented approximately 11% and 12% of the Company’s consolidated net revenues during each of the three and nine months ended September 30, 2024, respectively, and the second customer represented approximately 12% and 13% of the Company’s consolidated net revenues during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, revenues for two of the Company’s customers exceeded 10% of the Company’s consolidated net revenues. The first customer represented approximately 13% of the Company’s consolidated net revenues during each of the three and nine months ended September 30, 2023, and the second customer represented approximately 15% and 14% of the Company’s consolidated net revenues during the three and nine months ended September 30, 2023, respectively.

Note 16: Subsequent Events

On November 1, 2024, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.69 per share of its common stock. The dividend is payable on November 29, 2024 to stockholders of record on November 15, 2024.

From October 1, 2024 to November 7, 2024, we repurchased 458,261 shares of our common stock for $78 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.7 billion.

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

Executive Summary

Nine Months Ended September 2024 Highlights

•
Net revenue increased 20.7% to $1.4 billion and 8.0% to $3.9 billion during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023.
•
Returned approximately $232 million and $590 million, for the three and nine months ended September 30, 2024, respectively, of capital to stockholders through repurchases of common stock and dividends, funded by cash on hand.
•
Renewed The CW Network affiliation agreements with Gray Television, Inc. for 38 local television stations across the country.
•
Renewed affiliation agreements with CBS Television Network in 42 markets.
•
Expanded NewsNation news programming to 24 hours per day, 7 days per week beginning June 1, 2024.
•
Received $40 million in cash in connection with Broadcast Music Inc.’s (“BMI”) sale to New Mountain Capital in February 2024.
•
Entered into a time brokerage agreement with KAZT-TV in the Phoenix, Arizona market. KAZT-TV became an affiliate of The CW Network on February 1, 2024.

Overview of Operations

As of September 30, 2024, we owned, operated, programmed or provided sales and other services to 200 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements. We also own a 75.0% interest in The CW, the fifth major broadcast network in the U.S., NewsNation, a national cable news network, two digital multicast networks, Antenna TV and REWIND TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include 138 local websites, 121 mobile applications, 91 weather applications and 17 lifestyle and sports applications across local stations, NewsNation and The Hill. The portfolio also includes seven connected television applications and three free ad-supported television channels from The CW and The Hill.

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

Historical Performance

Results of Operations

The following table sets forth the Company’s operating results (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net revenue:
Distribution	$719	$598	20.2	$2,215	$2,023	9.5
Advertising	622	509	22.2	1,656	1,535	7.9
Other	25	25	0.0	49	71	(31.0)
Net revenue	1,366	1,132	20.7	3,920	3,629	8.0
Operating expenses:
Direct operating	563	537	4.8	1,663	1,613	3.1
Selling, general and administrative	278	281	(1.1)	818	808	1.2
Depreciation and amortization	190	220	(13.6)	588	731	(19.6)
Total operating expenses	1,031	1,038	(0.7)	3,069	3,152	(2.6)
Income from operations	335	94	256.4	851	477	78.4
Income from equity method investments, net	17	24		52	82
Interest expense, net	(113)	(113)		(340)	(332)
Pension and other postretirement plans credit, net	6	9		20	27
Gain on disposal of an investment	-	-		40	-
Other expenses, net	(1)	-		(1)	-
Income before income taxes	244	14		622	254
Income tax expense	(64)	(6)		(169)	(83)
Net income	180	8		453	171
Net loss attributable to noncontrolling interests	7	17		27	61
Net income attributable to Nexstar Media Group, Inc.	$187	$25		$480	$232

Three Months Ended September 30, 2024 Compared to the Same Period in 2023

The Company’s revenues increased 20.7% for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to higher revenues from distribution and political advertising, partially offset by lower revenue from non-political advertising.

Distribution revenue increased by $121 million primarily due to the comparison with the three months ended September 30, 2023 when a dispute with an MVPD caused Nexstar stations to be dark for 76 days during the quarter, the benefit of distribution contract renewals in 2023 on terms favorable to the Company, annual rate escalators, growth in vMVPD subscribers, the addition of CW affiliations on certain of our stations, and the return of partner stations on one MVPD in January, which more than offset MVPD subscriber attrition..

Advertising revenue increased by $113 million, primarily due to an increase in political advertising of $135 million as 2024 is an election year, offset in part by a decrease in non-political revenue of $22 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses increased by $23 million primarily due to increased news expenses related to expansion of news programming, programming expenses primarily due to lower variable programming expenses in 2023 as a result of the period when Nexstar stations were dark and stock-based compensation expense from new restricted stock grants and the timing of restricted stock grants, partially offset by lower expense from various administrative expenses.

Depreciation and amortization expenses decreased by $30 million, as follows:

•
Amortization of broadcast rights was $70 million for the three months ended September 30, 2024, compared to $98 million for the same period in 2023, a decrease of $28 million, primarily due to lower amortization of broadcast rights at The CW of $26 million to $54 million from $80 million.
•
Depreciation of property and equipment was $46 million for the three months ended September 30, 2024, compared to $44 million for the same period in 2023 (no significant change).
•
Amortization of intangible assets was $74 million for the three months ended September 30, 2024, compared to $78 million for the same period in 2023 (no significant change).

Income from equity method investments, net decreased by $7 million primarily due to a decrease in net income of TV Food Network, our largest equity method investment. TV Food Network’s net income decreased primarily due to a decrease in its advertising revenue. For additional information on our investment in TV Food Network, refer to Note 5 to our Condensed Consolidated Financial Statements.

The Company’s effective tax rates were 26.2% and 42.9% for each of the respective periods.

For the three months ended September 30, 2024, other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 32.7% decrease to the effective tax rate. State taxes were impacted by decreased permanent differences resulting in a 3.8% decrease to the effective rate. This was partially offset by changes in the valuation allowance which resulted in a 9.2% increase to the effective tax rate. A decrease in the excess benefit from stock option exercises and restricted stock unit vesting in 2024 compared to 2023 resulted in a 3.5% increase in the rate. The effective rate for the three months ended September 30, 2024 is normalized compared to the same period in 2023 which reflected a significantly lower pre-tax net income. The rate changes discussed reflect that normalization impact.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Nine Months Ended September 30, 2024 Compared to the Same Period in 2023

The Company’s revenues increased 8.0% for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to higher revenues from distribution and political advertising, partially offset by lower revenue from non-political advertising.

Distribution revenue increased by $192 million primarily due to the comparison with the three months ended September 30, 2023 when a dispute with an MVPD caused Nexstar stations to be dark for 76 days during the quarter, the benefit of distribution contract renewals in 2023 on terms favorable to the Company, annual rate escalators, growth in vMVPD subscribers, the addition of CW affiliations on certain of our stations, and the return of partner stations on one MVPD in January, which more than offset MVPD subscriber attrition.

Advertising revenue increased by $121 million primarily due to an increase of $202 million in political advertising as 2024 is an election year, offset in part by a decrease in non-political revenue of $81 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses increased by $60 million primarily due to increased news expenses related to expansion of news programming, programming expenses primarily due to lower variable programming expenses in 2023 as a result of the period when Nexstar stations were dark, stock-based compensation expense from new restricted stock grants and the timing of restricted stock grants, and direct digital operating expenses, partially offset by lower expense from various administrative expenses.

Depreciation and amortization expense decreased by $143 million, as follows:

•
Amortization of broadcast rights was $226 million for the nine months ended September 30, 2024, compared to $367 million for the same period in 2023, a decrease of $141 million, primarily due to lower amortization of broadcast rights at The CW of $130 million to $177 million from $307 million.
•
Depreciation of property and equipment was $137 million for the nine months ended September 30, 2024, compared to $131 million for the same period in 2023 (no significant change).
•
Amortization of intangible assets was $225 million for the nine months ended September 30, 2024, compared to $233 million for the same period in 2023 (no significant change).

Income from equity method investments, net decreased by $30 million primarily due to a decrease in net income of TV Food Network, our largest equity method investment. TV Food Network’s net income decreased primarily due to a decrease in its advertising revenue. For additional information on our investment in TV Food Network, refer to Note 5 to our Condensed Consolidated Financial Statements.

Interest expense, net increased by $8 million, primarily due to increases in interest rates in the Company’s outstanding loans under its senior secured credit facilities, partially offset by decreases in interest expense from debt repayments.

In February 2024, Nexstar received $40 million in cash proceeds, and recorded a gain on disposal of an investment for the same amount, in connection with BMI’s sale to New Mountain Capital.

The Company’s effective tax rates were 27.2% and 32.7% for each of the respective periods.

For the nine months ended September 30, 2024, changes in the valuation allowance resulted in a 3.4% decrease to the effective tax rate. Other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 3.6% decrease to the effective tax rate. This is partially offset by a decrease in the excess benefit from stock option exercises and restricted stock unit vesting in 2024 compared to 2023 which resulted in a 1.4% increase in the rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company’s primary sources of liquidity include cash on hand, borrowing capacity under its revolving credit facilities (with a maturity date of June 2027) and cash generated from operations. The Company believes these sources of liquidity are sufficient to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2024, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

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

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$839	$817
Net cash used in investing activities	(68)	(137)
Net cash used in financing activities	(737)	(736)
Net increase (decrease) in cash, cash equivalents and restricted cash	$34	$(56)
Cash paid for interest	$344	$335
Income taxes paid, net of refunds	$187	$142

	As of September 30,	As of December 31,
	2024	2023
Cash, cash equivalents and restricted cash	$181	$147

Cash Flows—Operating Activities

Net cash flows provided by operating activities increased by $22 million during the nine months ended September 30, 2024, compared to the same period in 2023. This was primarily due to an increase in sources of cash from (i) an increase in operating income (excluding non-cash transactions of) of $246 million and (ii) a decrease in payments for broadcast rights of $82 million, partially offset by (i) timing of receipts and payables of $139 million, including prepaying fees associated with our TBA of KAZT-TV, (ii) a decrease in distribution from our equity investment in TV Food Network of $116 million and (iii) higher income taxes paid of $45 million.

Cash Flows—Investing Activities

Net cash flows used in investing activities decreased by $69 million during the nine months ended September 30, 2024, compared to the same period in 2023. This was primarily due to the proceeds received from the disposal of an investment in connection with BMI’s sale to New Mountain Capital of $40 million and a decrease in uses of cash from payment of acquisitions during the nine months ended September 30, 2023 of $38 million.

Cash Flows—Financing Activities

Net cash flows used in financing activities increased by $1 million during the nine months ended September 30, 2024, compared to the same period in 2023. This was primarily due to the prepayment of Term Loan B of $54 million, a $28 million decrease in contributions from noncontrolling interests and a $22 million increase in common stock dividends paid, offset in part by a decrease in stock buybacks of $86 million and lower cash paid for shares withheld for taxes of $16 million.

Subsequent Investing and Financing Activities

From October 1, 2024 to November 7, 2024, we repurchased 458,261 shares of our common stock for $78 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.7 billion.

On November 1, 2024, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.69 per share of its common stock. The dividend is payable on November 29, 2024 to stockholders of record on November 15, 2024.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders over the term of the agreement.

Long-term debt

As of September 30, 2024, the Company had total outstanding debt of $6.7 billion, net of unamortized financing costs, discounts and premium, which represented 75.1% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of September 30,	As of December 31,
(dollars in millions)	2024	2023
Nexstar senior secured credit facility	$3,659	$3,804
Mission senior secured credit facility	353	354
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Total outstanding principal	6,726	6,872
Less: Unamortized financing costs, discounts and premium, net	(26)	(35)
Total outstanding debt	$6,700	$6,837

Unused revolving loan commitments under senior secured credit facilities (1)	$545	$544

(1)
Based on covenant calculations as of September 30, 2024, all of the $532 million and $14 million in unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2024 (in millions):

		Payments Due by Period
	Total	Remainder of 2024	2025	2026-2027	2028-2029	Thereafter
Nexstar senior secured credit facility	$3,659	$30	$121	$3,508	$-	$-
Mission senior secured credit facility	353	1	3	68	281	-
5.625% Notes, due July 2027	1,714	-	-	1,714	-	-
4.75% Notes, due November 2028	1,000	-	-	-	1,000	-
	$6,726	$31	$124	$5,290	$1,281	$-

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

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreement and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of September 30, 2024, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028 for a period of at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2024, we had outstanding standby letters of credit with various financial institutions amounting to $19 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	September 30, 2024	December 31, 2023
Current assets – external(1)	$1,224	$1,246
Current assets – due from consolidated entities outside of Obligor Group	13	7
Total current assets	$1,237	$1,253
Noncurrent assets – external(1)(2)	9,187	9,429
Noncurrent assets – due from consolidated entities outside of Obligor Group	74	75
Total noncurrent assets	$9,261	$9,504
Total current liabilities(1)	$719	$818
Total noncurrent liabilities(1)	$8,575	$8,775
Noncontrolling interests	$-	$-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027.
(2)
Excludes Issuer’s equity investments of $869 million and $958 million as of September 30, 2024 and December 31, 2023, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Nine Months Ended
September 30, 2024
Net revenue – external	$3,772
Net revenue – from consolidated entities outside of Obligor Group	13
Total net revenue	3,785
Costs and expenses – external	2,790
Costs and expenses – to consolidated entities outside of Obligor Group	46
Total costs and expenses	2,836
Income from operations	$949
Net income	$495
Net income attributable to Obligor Group	$495
Income from equity method investments, net	$52

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

Information with respect to the Company’s critical accounting estimates which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Management believes that as of September 30, 2024, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 6.35% to 7.35% as of September 30, 2024, which represent (i) the base rate, the Secured Overnight Financing Rate (“SOFR”) plus (ii) a credit spread adjustment, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of September 30, 2024, an increase in SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $40 million (excluding tax effects). A decrease in SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $40 million (excluding tax effects). Our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2024, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2024, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company is involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the Company believes the resulting liabilities would not have a material adverse effect on its financial condition or results of operations. See Part I, Item 1, Note 10, “Commitments and Contingencies” for detailed discussion of ongoing litigation.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2023, the remaining available amount under the prior share repurchase authorization was $652 million. On July 26, 2024, Nexstar’s board of directors announced the increase of its share repurchase authorization by $1.5 billion. During the nine months ended September 30, 2024, Nexstar repurchased a total of 2,576,330 shares of its common stock for $423 million, funded by cash on hand, which was accounted for as treasury cost. As of September 30, 2024, the remaining available amount under the share repurchase authorization was $1.7 billion.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended September 30, 2024 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
July 2 to 26, 2024	227,029	$171.96	227,029	$1,868
August 2 to 30, 2024	510,044	$166.06	510,044	1,783
September 3 to 27, 2024	324,779	$165.53	324,779	1,729
	1,061,852	$167.16	1,061,852

From October 1, 2024 to November 7, 2024, we repurchased 458,261 shares of our common stock for $78 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.7 billion.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

Dated: November 7, 2024