Form 10-Q
period 2025-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2025-05-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the registrant had 30,148,875 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$253	$144
Accounts receivable, net of allowance for credit losses of $17 and $16, respectively	1,030	1,028
Broadcast rights	70	84
Prepaid expenses and other current assets	49	41
Total current assets	1,402	1,297
Property and equipment, net	1,200	1,207
Goodwill	2,924	2,922
FCC licenses	2,949	2,929
Network affiliation agreements, net	1,447	1,494
Other intangible assets, net	331	353
Investments	775	877
Other noncurrent assets, net	386	389
Total assets(1)	$11,414	$11,468
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$124	$124
Accounts payable	113	133
Broadcast rights payable	96	97
Accrued expenses	300	314
Operating lease liabilities	41	37
Other current liabilities	131	78
Total current liabilities	805	783
Debt	6,371	6,399
Deferred tax liabilities	1,471	1,487
Other noncurrent liabilities	517	531
Total liabilities(1)	9,164	9,200
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 2)	19	26
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2025 and December 31, 2024	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 30,357,923 shares outstanding as of March 31, 2025 and 47,282,823 shares issued, 30,621,241 shares outstanding as of December 31, 2024	-	-
Additional paid-in capital	1,304	1,304
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	3,718	3,671
Treasury stock - at cost; 16,924,900 and 16,661,582 shares as of March 31, 2025 and December 31, 2024, respectively	(2,774)	(2,717)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,247	2,257
Noncontrolling interests	(16)	(15)
Total stockholdersʼ equity	2,231	2,242
Total liabilities, redeemable noncontrolling interests and stockholdersʼ equity	$11,414	$11,468

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of March 31, 2025 and December 31, 2024 include certain assets held by consolidated VIEs of $297 million and $297 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of March 31, 2025 and December 31, 2024 include certain liabilities of consolidated VIEs of $146 million and $148 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net revenue	$1,234	$1,284
Operating expenses (income):
Direct operating, excluding depreciation and amortization	551	548
Selling, general and administrative, excluding depreciation and amortization	257	272
Depreciation and amortization	205	190
Other	1	(1)
Total operating expenses	1,014	1,009
Income from operations	220	275
Income from equity method investments, net	8	19
Interest expense, net	(97)	(114)
Pension and other postretirement plans credit, net	8	7
Gain on disposal of an investment	-	40
Other (expenses) income, net	(1)	1
Income before income taxes	138	228
Income tax expense	(41)	(61)
Net income	97	167
Net loss attributable to noncontrolling interests	11	8
Net income attributable to Nexstar Media Group, Inc.	$108	$175

Net income per share available to common stockholders:
Basic	$3.41	$5.25
Diluted	$3.37	$5.16

Weighted average number of common shares outstanding:
Basic (in thousands)	30,532	33,449
Diluted (in thousands)	30,927	34,024

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Three Months Ended March 31, 2025 and 2024

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of December 31, 2024	$26	47,282,823	$-	$1,304	$3,671	$(1)	(16,661,582)	$(2,717)	$(15)	$2,242
Purchase of treasury stock	-	-	-	-	-	-	(441,164)	(75)	-	(75)
Stock-based compensation expense	-	-	-	18	-	-	-	-	-	18
Vesting of restricted stock units and exercise of stock options	-	-	-	(18)	-	-	177,846	18	-	-
Dividends declared on common stock ($1.86 per share)	-	-	-	-	(57)	-	-	-	-	(57)
Accretion of redeemable noncontrolling interests	4	-	-	-	(4)	-	-	-	-	(4)
Other	(1)	-	-	-	-	-	-	-	-	-
Net income (loss)	(10)	-	-	-	108	-	-	-	(1)	107
Balances as of March 31, 2025	$19	47,282,823	$-	$1,304	$3,718	$(1)	(16,924,900)	$(2,774)	$(16)	$2,231

Balances as of December 31, 2023	$-	47,282,823	$-	$1,283	$3,188	$1	(13,681,897)	$(2,173)	$14	$2,313
Purchase of treasury stock	-	-	-	-	-	-	(666,574)	(113)	-	(113)
Stock-based compensation expense	-	-	-	18	-	-	-	-	-	18
Vesting of restricted stock units and exercise of stock options	-	-	-	(11)	-	-	103,549	10	-	(1)
Dividends declared on common stock ($1.69 per share)	-	-	-	-	(57)	-	-	-	-	(57)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	19	19
Net income (loss)	-	-	-	-	175	-	-	-	(8)	167
Balances as of March 31, 2024	$-	47,282,823	$-	$1,290	$3,306	$1	(14,244,922)	$(2,276)	$25	$2,346

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$97	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	190
Stock-based compensation expense	18	18
Gain on disposal of an investment	-	(40)
Deferred income taxes	(16)	(12)
Payments for broadcast rights	(80)	(76)
Income from equity method investments, net	(8)	(19)
Distribution from equity method investments – return on capital	114	120
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2)	45
Prepaid and other current assets	(8)	(18)
Other noncurrent assets	3	(11)
Accounts payable	(16)	(114)
Accrued expenses and other current liabilities	(21)	(38)
Income tax payable	54	71
Other noncurrent liabilities	(13)	(10)
Other	10	3
Net cash provided by operating activities	337	276
Cash flows from investing activities:
Purchases of property and equipment	(35)	(44)
Payments for acquisitions, net of cash acquired	(22)	-
Proceeds from disposal of an investment	-	40
Other investing activities, net	(4)	-
Net cash used in investing activities	(61)	(4)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	-	55
Repayments of long-term debt	(31)	(85)
Purchase of treasury stock	(75)	(111)
Common stock dividends paid	(57)	(57)
Contribution from redeemable noncontrolling interests	-	19
Other financing activities, net	(4)	(3)
Net cash used in financing activities	(167)	(182)
Net increase in cash and cash equivalents	109	90
Cash and cash equivalents at beginning of period	144	147
Cash and cash equivalents at end of period	$253	$237
Supplemental information:
Interest paid	$107	$121
Income taxes paid, net of refunds	$2	$2

Non-cash investing and financing activities:
Accrued and noncash purchases of property and equipment	$12	$15
Right-of-use assets obtained in exchange for operating lease obligations	$10	$22

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of March 31, 2025, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of March 31, 2025, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and two television stations owned by unconsolidated VIEs. As of March 31, 2025, Nexstar also owns a 77.7% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”), NewsNation, a national cable news network, two digital multicast networks, Antenna TV and REWIND TV, multicast network services provided to third parties, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 138 local websites, 229 mobile applications across local stations, NewsNation and The Hill. The portfolio also includes 39 connected television applications and three free ad-supported television channels from The CW and The Hill.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses, long-lived assets (property and equipment and amortizable intangible assets), investments, and broadcast rights, the useful lives of long-lived assets, pension and postretirement obligations, fair value of stock-based compensation, accretion of redeemable noncontrolling interests and allowance for credit losses. As of March 31, 2025, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2024. The balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2025 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$6	$7
Accounts receivable, net	26	26
Prepaid expenses and other current assets	5	4
Total current assets	37	37
Property and equipment, net	52	52
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	57	59
Other noncurrent assets, net	61	63
Total assets	$558	$562

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	39	37
Total current liabilities	42	40
Debt	347	348
Deferred tax liabilities	40	41
Other noncurrent liabilities	69	72
Total liabilities	$498	$501

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	March 31, 2025	December 31, 2024
Current assets	$4	$3
Property and equipment, net	10	10
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	18	19
Other noncurrent assets, net	3	3
Total assets	$297	$297

Current liabilities	$37	$35
Noncurrent liabilities	109	113
Total liabilities	$146	$148

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

Nexstar has a multi-year TBA with KAZT, L.L.C., the owner of television station KAZT-TV, an affiliate of The CW in Phoenix, Arizona. Nexstar was also granted an option to purchase the station from KAZT, L.L.C., subject to FCC consent.

Nexstar has determined that it has variable interests in WYZZ and KAZT-TV. Nexstar has also evaluated its arrangements with Cunningham and KAZT, L.L.C. and has determined that it is not the primary beneficiary of the variable interests because it does not have the ultimate power to direct the activities that most significantly impact the stations’ economic performance. Therefore, Nexstar has not consolidated WYZZ and KAZT-TV under authoritative guidance related to the consolidation of VIEs. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham and TBA with KAZT, L.L.C. Neither Cunningham nor KAZT, L.L.C. guarantees Nexstar’s debt.

Redeemable Noncontrolling Interests

During the first quarter of 2025, Nexstar increased its ownership interest in The CW from 77.1% to 77.7%. Pursuant to the operating agreement governing The CW, Nexstar has a call right to acquire the noncontrolling ownership interests in The CW beginning in August 2024 and each noncontrolling owner has a put right to sell its ownership interest in The CW to Nexstar beginning in June 2026, subject to Nexstar’s one year deferral right, for cash. The amount at which the noncontrolling interests can be redeemed under either the call right or the put rights is the greater of the capital contributed by the minority owners or a multiple of The CW’s earnings.

Redeemable noncontrolling interests are presented as mezzanine equity (outside of liability and stockholders’ equity) in the accompanying Condensed Consolidated Balance Sheets as they are redeemable by the holders through their put rights and the redemption is outside our control. We accrete the changes in the redemption value of redeemable noncontrolling interests over the period from issuance to the earliest redemption date using the effective interest method. The accretion is recognized as an adjustment to retained earnings, or in the absence of retained earnings, additional paid-in capital. The balance of redeemable noncontrolling interests is measured at the greater of accreted redemption value at the end of each reporting period or the carrying value adjusted for the noncontrolling interests’ share in income and losses and any contributions. The inclusion of accretion in the calculation of earnings per share is disclosed in Note 13.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands the annual and interim disclosure requirements for reportable segments by adding disclosures of significant expenses for reportable segments as well as certain other disclosures. The standard update did not change the existing disclosure requirements, such as segment revenue and profit (loss) among others, and how an entity identifies its operating segments and reportable segments. The Company adopted the annual disclosure requirements under ASU 2023-07 on October 1, 2024, and applied the amendments retrospectively to all prior periods presented in its consolidated financial statements. The Company also adopted the interim requirements under ASU 2023-07 on January 1, 2025 and applied the amendments retrospectively to all prior periods presented in its condensed consolidated financial statements (see Note 15 for our updated segment information).

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 applies to all entities that are subject to Topic 740, Income Taxes and is intended to enhance the transparency and decision usefulness of income tax disclosures. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. ASU 2023-09 is expected to impact our income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the year ending December 31, 2025, but will have no impact on our results of operations, cash flows, or financial condition.

New Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the potential impacts of ASU 2024-03 on its Consolidated Financial Statements and related disclosures.

Note 3: Acquisition

On January 31, 2025, Nexstar acquired certain assets of WBNX-TV, an independent full power television station serving the Cleveland, OH market, from Winston Broadcasting Network, Inc. for a $22 million cash purchase price. The acquired assets and assumed liabilities were recorded at fair value as of the closing date of the transaction and consisted primarily of $20 million related to the FCC license.

Note 4: Intangible Assets and Goodwill

The Company’s goodwill by segment, indefinite-lived intangible assets and definite-lived intangible assets consisted of the following ($ in millions):

	Reportable Broadcast Segment			Other Segments			Total
		Accumulated			Accumulated			Accumulated
Goodwill	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2024	$2,920	$(43)	$2,877	$225	$(180)	$45	$3,145	$(223)	$2,922
Current year acquisition (Note 3)	2	-	2	-	-	-	2	-	2
Balances as of March 31, 2025	$2,922	$(43)	$2,879	$225	$(180)	$45	$3,147	$(223)	$2,924

	FCC Licenses
		Accumulated
Indefinite-lived Intangible Assets	Gross	Impairment	Net
Balances as of December 31, 2024	$2,977	$(48)	$2,929
Current year acquisition (Note 3)	20	-	20
Balances as of March 31, 2025	$2,997	$(48)	$2,949

	Network Affiliation Agreements			Other Definite-Lived Intangible Assets			Total
		Accumulated			Accumulated			Accumulated
		Amortization			Amortization			Amortization
Definite-Lived Intangible Assets	Gross	and Impairment	Net	Gross	and Impairment	Net	Gross	and Impairment	Net
Balances as of December 31, 2024	$3,125	$(1,631)	$1,494	$1,115	$(762)	$353	$4,240	$(2,393)	$1,847
Balances as of March 31, 2025	$3,125	$(1,678)	$1,447	$1,119	$(788)	$331	$4,244	$(2,466)	$1,778

The following table presents the Company’s estimate of amortization expense for the remainder of 2025, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2025 (in millions):

Remainder of 2025	$218
2026	271
2027	255
2028	238
2029	222
2030	178
Thereafter	396
$1,778

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2025, the Company did not identify events that would trigger impairment assessments.

Note 5: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Equity method investments	$771	$873
Other equity investments	4	4
Total investments	$775	$877

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

As of March 31, 2025, Nexstar’s investment in TV Food Network had a book value of $753 million, compared to $857 million as of December 31, 2024.

As of March 31, 2025 and December 31, 2024, Nexstar had a remaining share in amortizable basis difference of $310 million and $328 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of March 31, 2025 had a remaining useful life of approximately 4.5 years. As of March 31, 2025, Nexstar’s share in the basis difference related to the TV Food Network’s goodwill was $500 million (no change in 2025).

Nexstar had the following transactions related to its investment in TV Food Network during the three months ended March 31, 2025 and 2024, respectively (in millions):

	Three Months Ended March 31,
	2025	2024
Cash distributions received	$114	$119
Recognized share in TV Food Networkʼs net income	27	37
Recorded amortization of basis difference (expense)	(17)	(17)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net revenue	$202	$249
Costs and expenses	124	133
Income from operations	78	116
Net income	81	119
Net income attributable to Nexstar Media Group, Inc.	27	37

Note 6: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Compensation and related taxes	$73	$91
Interest payable	43	56
Network affiliation fees	98	77
Other	86	90
	$300	$314

Note 7: Debt

Long-term debt consisted of the following ($ in millions):

	March 31, 2025	December 31, 2024
Nexstar
Term Loan A, due June 2027	$2,091	$2,121
Term Loan B, due September 2026	1,358	1,358
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Term Loan B, due June 2028	289	290
Revolving loans, due June 2027	62	62
Total outstanding principal	6,514	6,545
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	(3)	(4)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	(12)	(14)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	2	2
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(5)	(5)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(1)	(1)
Total outstanding debt	6,495	6,523
Less: current portion	(124)	(124)
Long-term debt, net of current portion	$6,371	$6,399

Nexstar’s outstanding term loans are governed by Nexstar’s credit agreement and Mission’s outstanding term loans and revolving loans are governed by Mission’s credit agreement. Each credit agreement is also herein referred to as a senior secured credit facility. Nexstar’s senior unsecured notes are governed by the indentures.

2025 Activities

During the three months ended March 31, 2025, the Company repaid scheduled principal maturities of $31 million of its term loans.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $530 million (net of outstanding standby letters of credit of $20 million) and $14 million, respectively, of unused revolving loan commitments under their senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2025. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2025, the Company was in compliance with its financial covenants.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2025, the Company was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one month to 89 years, some of which may include options to extend the leases from two years to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of March 31, 2025 were not material.

Supplemental balance sheet information related to operating leases was as follows ($ in millions):

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	Other noncurrent assets, net	$275	$276
Current operating lease liabilities	Operating lease liabilities	$41	$37
Noncurrent operating lease liabilities	Other noncurrent liabilities	$254	$253

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		4.8%	4.9%

Operating lease expense for the three months ended March 31, 2025 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the three months ended March 31, 2024 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $15 million and $16 million for the three months ended March 31, 2025 and 2024, respectively.

Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows (in millions):

Operating Leases
Remainder of 2025	$41
2026	50
2027	45
2028	41
2029	39
2030	36
Thereafter	109
Total future minimum lease payments	361
Less: imputed interest	(66)
Total	$295

Note 9: Retirement and Postretirement Plans

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Pension Benefit Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Interest cost	$19	$19	$-	$-
Expected return on plan assets	(26)	(25)	-	-
Amortization of net gain	(1)	(1)	-	-
Net periodic benefit credit	$(8)	$(7)	$-	$-

During the three months ended March 31, 2025, there were no significant contributions to qualified pension benefit plans. Nexstar anticipates it will be required to contribute a total of $15 million to its qualified pension benefit plans in 2025.

Note 10: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of March 31, 2025, Mission had a maximum commitment of $365 million under its amended credit agreement, of which $351 million principal balance of debt was outstanding.

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

The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; Defendants filed a Motion to Dismiss on September 5, 2019. Before the Court ruled on that motion, the Plaintiffs filed their Second Amended Consolidated Complaint on September 9, 2019. This complaint added additional defendants and allegations. The Defendants filed a Motion to Dismiss and Strike on October 8, 2019. The Court denied that motion on November 6,

2020. On March 16, 2022, the Plaintiffs filed their Third Amended Complaint. The Third Amended Complaint added two additional plaintiffs and an additional defendant but does not make material changes to the allegations.

The parties are in the discovery phase of litigation. The Court set a trial date in April 2026. Nexstar and Tribune deny all allegations against them and will defend their advertising practices.

Tribune Related Contingencies

In connection with Nexstar’s acquisition of Tribune on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

Chicago Cubs Transactions—On August 21, 2009, Tribune and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), among other parties, entered into an agreement (the “Cubs Formation Agreement”) governing the contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC. The transactions contemplated by the Cubs Formation Agreement and the related agreements thereto (the “Chicago Cubs Transactions”) closed on October 27, 2009. As a result of these transactions, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) owned 95% and Tribune owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain as the transaction was structured to comply with the partnership provisions of the Internal Revenue Code and related regulations.

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through March 31, 2025 would be approximately $241 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

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

As of March 31, 2025, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of March 31, 2025. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at March 31, 2025 and December 31, 2024.

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

Note 11: Equity

The total remaining authorization for future common stock repurchases under Nexstar’s share repurchase program was $1.6 billion as of December 31, 2024. During the three months ended March 31, 2025, Nexstar repurchased a total of 441,164 shares of its common stock for $75 million, funded by cash on hand. As of March 31, 2025, the remaining available amount under the share repurchase authorization was $1.5 billion.

Share repurchases are executed from time to time in open market transactions, block trades or in private transactions, including through Rules 10b5-1 and 10b-18 plans. There is no minimum number of shares that Nexstar is required to repurchase. The repurchase program does not have an expiration date and may be suspended or discontinued at any time without prior notice.

On January 29, 2025, Nexstar’s board of directors approved a 10% increase in its quarterly cash dividend to $1.86 per share of outstanding common stock beginning with the first quarter of 2025.

Note 12: Income Taxes

Income tax expense was $41 million for the three months ended March 31, 2025 compared to $61 million for the same period in 2024. The effective tax rates were 29.7% and 26.8% for each of the respective periods.

Permanent differences, including losses related to the minority interest in The CW, and excess benefit from vesting of restricted stock units resulted in a 1.9% increase to the effective tax rate. Changes in the valuation allowance resulted in a 0.8% increase to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period.

Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Note 13: Income Per Share

Income per share (basic and diluted) available to common stockholders are presented below ($ in millions, except per share amounts, and shares in thousands):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Nexstar Media Group, Inc.	$108	$175
Accretion of redeemable noncontrolling interests	(4)	-
Net income available to common stockholders	$104	$175

Weighted average shares outstanding – basic	30,532	33,449
Dilutive effect of equity incentive plan instruments	395	575
Weighted average shares outstanding – diluted	30,927	34,024

Net income per share available to common stockholders – basic	$3.41	$5.25
Net income per share available to common stockholders – diluted	$3.37	$5.16

The Company has outstanding restricted stock units to acquire 39,000 weighted average shares of common stock for the three months ended March 31, 2025, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented. During the three months ended March 31, 2024, no stock options and restricted stock units were excluded from the calculation of diluted earnings per share.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, broadcast rights payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair values and carrying amounts of the Company’s long-term debt which are not measured at fair value on a recurring basis were as follows ($ in millions):

	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Term Loan A, due June 2027(1)	$2,088	$2,086	$2,117	$2,093
Term Loan B, due September 2026(1)	1,346	1,355	1,344	1,362
5.625% Notes, due July 2027(2)	1,716	1,680	1,716	1,667
4.75% Notes, due November 2028(2)	995	931	995	930
Mission
Term Loan B, due June 2028(1)	288	288	289	290
Revolving loans due June 2027(1)	62	61	62	61

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

During the three months ended March 31, 2025, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

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

The CODM evaluates the performance of its operating segments based on net revenue and segment profit (loss). Segment profit (loss) includes net revenue, programming and related expenses, selling, general and administrative expenses attributable to the segments, and amortization of broadcast rights. Segment profit (loss) excludes unallocated corporate revenue and expenses, depreciation of property and equipment and amortization of intangible assets, impairment charges, transaction and other one-time expenses, gain on disposal of assets and business divestitures and non-operating income statement items.

The following table sets forth a breakdown of selected financial information for our reportable Broadcast segment and a reconciliation of that segment’s profit to income from operations (in millions):

	Three Months Ended March 31,
	2025	2024
Reportable Broadcast Segment:
Net revenue	$1,169	$1,222
Programming and related expenses (1)	(543)	(539)
Selling, general and administrative expenses (1)	(181)	(190)
Amortization of broadcast rights (1)	(16)	(17)
Reportable Broadcast segment's profit	429	476
Other segmentsʼ loss, net	(42)	(26)
Corporate (unallocated)	(50)	(53)
Depreciation and amortization expense (2)	(116)	(122)
Transaction and other one-time expenses	-	(1)
Miscellaneous	(1)	1
Income from operations	$220	$275
(1)
The expenses included in the measure of our reportable Broadcast segment’s profit are as follows:
•
Programming and related expenses – primarily include fees incurred under network affiliation agreements and operating costs to produce and air local news.
•
Selling, general and administrative expenses – primarily include (i) salaries, benefits and payroll taxes, commission, professional fees, travel, and software license fees incurred by sales teams and (ii) salaries, benefits and payroll taxes, group insurance and office rental costs incurred in managing the segment’s business units.
•
Amortization of broadcast rights – the amortization of license fees for acquired programs from national program syndicators and certain production companies.
(2)
Includes depreciation of property and equipment and amortization of intangible assets. Excludes amortization of broadcast rights.

The following tables present the disaggregation of the Company’s revenue by source (in millions):

Three Months Ended March 31, 2025	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$747	$27	$-	$(12)	$762
Advertising	411	49	-	-	460
Other	11	1	2	(2)	12
Total net revenue	$1,169	$77	$2	$(14)	$1,234

Three Months Ended March 31, 2024	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$747	$25	$-	$(11)	$761
Advertising	466	46	-	-	512
Other	9	1	2	(1)	11
Total net revenue	$1,222	$72	$2	$(12)	$1,284

(1)
The elimination of distribution revenue represents intersegment revenue generated by Other segments for services provided to the Broadcast segment.

Our primary sources of revenue include: (i) distribution, comprised primarily of retransmission revenue, carriage fees, affiliation fees and spectrum leasing revenue and (ii) advertising, comprised of non-political and political advertising.

Distribution revenue, our largest category of revenue, primarily results from compensation from cable, satellite and other multichannel video programming distributors (“MVPDs”) and virtual multichannel video distributors (“vMVPDs”) in return for our consent to the retransmission of the signals of our television stations and the carriage of NewsNation, typically based on the number of subscribers the MVPDs and vMVPDs have. We also generate distribution revenues from affiliation fees paid by affiliates of The CW and from programmers who use our spectrum in selected local markets to air their content on our multicast streams. Distribution revenue is recognized at the point in time the broadcast signal or cable network feed is delivered to the distributors in the case of retransmission and carriage fee revenue or, in the case of affiliation fees and spectrum leasing revenue, as network programming and spectrum capacity are delivered to our affiliates and customers.

Advertising revenue primarily results from the sale to local, regional and national businesses, political candidates and other political advertisers of commercial airtime by our stations and networks and the sale of advertising on our owned or third-party websites, and through mobile and over-the-top (“OTT”) applications and other digital advertising solutions. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. Advertising revenue is generally higher during even-numbered years when congressional and/or presidential elections occur and advertising is aired during the Olympic Games. Advertising revenue is recognized at the time the advertisement airs or is delivered on our websites or mobile or OTT applications or the advertising solution is delivered.

During the three months ended March 31, 2025 and 2024, revenues for two of the Company’s customers exceeded 10%. The first customer represented approximately 14% and 13% of the Company’s consolidated net revenue during the three months ended March 31, 2025 and 2024, respectively. The second customer represented approximately 14% and 13% of the Company’s consolidated net revenue during the three months ended March 31, 2025 and 2024, respectively.

Note 16: Subsequent Events

On May 5, 2025, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on June 2, 2025 to stockholders of record on May 19, 2025.

From April 1, 2025 to May 8, 2025, we repurchased 209,915 shares of our common stock for $32 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.4 billion.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including but not limited to: the risks and uncertainties of current economic factors that are beyond our control, such as tariffs and other trade barriers, capital markets volatility, inflation, sustained high interest rates and supply chain disruptions; any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

Three Months Ended March 31, 2025 Highlights

•
Net revenue decreased 3.9% to $1.2 billion during the three months ended March 31, 2025, compared to the same period in 2024.
•
Nexstar’s board of directors approved a 10% increase in the quarterly cash dividend to $1.86 per share on Nexstar’s outstanding common stock beginning with the first quarter of 2025.
•
Returned approximately $132 million of capital to stockholders through repurchases of common stock of $75 million and dividends of $57 million, funded by cash on hand.

•
Acquired the assets of WBNX-TV, an independent full power television station serving the Cleveland, OH market for a $22 million cash purchase price.

Overview of Operations

As of March 31, 2025, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements.

As of March 31, 2025, we also own a 77.7% ownership interest in The CW, the fifth major broadcast network in the U.S., NewsNation, a national cable news network, two multicast networks, Antenna TV and REWIND TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include 138 local websites, 229 mobile applications across local stations, NewsNation and The Hill. The portfolio also includes 39 connected television applications and three FAST channels from The CW and The Hill.

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

Seasonality

In even-numbered years we generate substantial advertising revenue from the political advertising we sell to candidates, political action committees and political parties. Advertising revenue is also positively affected by certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. As 2025 is not an election year, we expect a decrease in political advertising revenue, a component of our advertising revenue, to be reported in 2025 compared to 2024.

Historical Performance

Results of Operations

The following table sets forth the Company’s operating results (dollars in millions):

	Three Months Ended March 31,
	2025	2024	% Change
Net revenue:
Distribution	$762	$761	0.1
Advertising	460	512	(10.2)
Other	12	11	9.1
Net revenue	1,234	1,284	(3.9)
Operating expenses:
Direct operating	551	548	0.5
Selling, general and administrative	257	272	(5.5)
Depreciation and amortization	205	190	7.9
Other	1	(1)	NM
Total operating expenses	1,014	1,009	0.5
Income from operations	220	275	(20.0)
Income from equity method investments, net	8	19
Interest expense, net	(97)	(114)
Pension and other postretirement plans credit, net	8	7
Gain on disposal of an investment	-	40
Other (expenses) income, net	(1)	1
Income before income taxes	138	228
Income tax expense	(41)	(61)
Net income	97	167
Net loss attributable to noncontrolling interests	11	8
Net income attributable to Nexstar Media Group, Inc.	$108	$175

NM – Not meaningful.

Three Months Ended March 31, 2025 Compared to the Same Period in 2024

The Company’s revenues decreased 3.9% for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to lower revenues from advertising.

Distribution revenue grew by 0.1%. The increase in distribution revenue reflects annual rate escalators and other contractual increases, growth in vMVPD subscribers, and the addition of CW affiliations on certain of our stations, which more than offset the impact of MVPD subscriber attrition.

Advertising revenue decreased by $52 million, due to a decrease in political advertising by $32 million, as 2025 is not an election year, and a decrease in non-political revenue of $20 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses decreased by $12 million primarily due to recent restructuring initiatives to streamline key lines of business.

Depreciation and amortization expense increased by $15 million, as follows:

•
Amortization of broadcast rights was $88 million for the three months ended March 31, 2025, compared to $69 million for the same period in 2024, an increase of $19 million, primarily due to higher amortization of broadcast rights at The CW of $21 million to $73 million from $52 million due to increased sports programming in the first quarter of 2025 versus the prior year.

•
Depreciation of property and equipment was $43 million for the three months ended March 31, 2025, compared to $45 million for the same period in 2024 (no significant change).
•
Amortization of intangible assets was $74 million for the three months ended March 31, 2025, compared to $76 million for the same period in 2024 (no significant change).

Income from equity method investments, net decreased by $11 million primarily due to a decrease in net income of TV Food Network, our largest equity method investment. TV Food Network’s net income decreased primarily due to a decrease in its revenue. For additional information on our investment in TV Food Network, refer to Note 5 to our Condensed Consolidated Financial Statements.

During the first quarter of 2024, Nexstar received $40 million in cash proceeds, and recorded a gain on disposal of an investment for the same amount, in connection with BMI’s sale to New Mountain Capital.

Interest expense, net was $97 million for the three months ended March 31, 2025 compared to $114 million for the same period in 2024, a decrease of $17 million, or 14.9%, primarily due to lower interest rates and a reduction in outstanding debt.

The Company’s effective tax rates were 29.7% and 26.8% for each of the respective periods.

Permanent differences, including losses related to the minority interest in The CW, and excess benefit from vesting of restricted stock units resulted in a 1.9% increase to the effective tax rate. Changes in the valuation allowance resulted in a 0.8% increase to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2027) to meet its business operating requirements and capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of March 31, 2025, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Any future adverse economic conditions, including those resulting from heightened inflation and sustained high interest rates among other factors, could adversely affect the Company’s future operating results, cash flows and financial condition.

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$337	$276
Net cash used in investing activities	(61)	(4)
Net cash used in financing activities	(167)	(182)
Net increase in cash and cash equivalents	$109	$90
Cash paid for interest	$107	$121
Income taxes paid, net of refunds	$2	$2

	As of March 31,	As of December 31,
	2025	2024
Cash and cash equivalents	$253	$144

Cash Flows—Operating Activities

Net cash flows provided by operating activities increased by $61 million during the three months ended March 31, 2025, compared to the same period in 2024, due primarily to changes in operating assets and liabilities primarily reflecting timing of receipts and payments, offset, in part by a reduction in net income excluding gain on sale of assets and other non-cash items.

Cash Flows—Investing Activities

Net cash flows used in investing activities increased by $57 million during the three months ended March 31, 2025, compared to the same period in 2024. This was primarily due to payment for an acquisition of $22 million in 2025 and a decrease in proceeds received from disposal of an investment of $40 million in 2024, partially offset by a decrease in capital expenditures of $9 million.

Cash Flows—Financing Activities

Net cash flows used in financing activities decreased by $15 million during the three months ended March 31, 2025, compared to the same period in 2024. This was primarily due to a decrease in stock repurchases of $36 million and a decrease in contribution received from noncontrolling interests of $19 million.

Subsequent Investing and Financing Activities

From April 1, 2025 to May 8, 2025, we repurchased 209,915 shares of our common stock for $32 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.4 billion.

On May 5, 2025, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on June 2, 2025 to stockholders of record on May 19, 2025.

Long-term debt

As of March 31, 2025, the Company had total outstanding debt of $6.495 billion, net of unamortized financing costs, discounts and premium, which represented 74.3% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of March 31,	As of December 31,
(dollars in millions)	2025	2024
Nexstar senior secured credit facility	$3,449	$3,479
Mission senior secured credit facility	351	352
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Total outstanding principal	6,514	6,545
Less: Unamortized financing costs, discounts and premium, net	(19)	(22)
Total outstanding debt	$6,495	$6,523

Unused revolving loan commitments under senior secured credit facilities (1)	$543	$545

(1)
Based on covenant calculations as of March 31, 2025, all of the $530 million and $14 million in unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2025 (in millions):

		Payments Due by Period
	Total	Remainder of 2025	2026	2027-2028	2029-2030	Thereafter
Nexstar senior secured credit facility	$3,449	$91	$1,479	$1,879	$-	$-
Mission senior secured credit facility	351	2	3	346	-	-
5.625% Notes, due July 2027	1,714	-	-	1,714	-	-
4.75% Notes, due November 2028	1,000	-	-	1,000	-	-
	$6,514	$93	$1,482	$4,939	$-	$-

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

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of March 31, 2025, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028 for a period of at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2025, we had outstanding standby letters of credit with various financial institutions amounting to $20 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	March 31, 2025	December 31, 2024
Current assets – external(1)	$1,265	$1,149
Current assets – due from consolidated entities outside of Obligor Group	13	11
Total current assets	1,278	1,160
Noncurrent assets – external(1)(2)	9,010	9,066
Noncurrent assets – due from consolidated entities outside of Obligor Group	75	74
Total noncurrent assets	9,085	9,140
Total current liabilities(1)	704	685
Total noncurrent liabilities(1)	8,329	8,387
Noncontrolling interests	-	-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW.
(2)
Excludes Issuer’s equity investments of $775 million and $877 million as of March 31, 2025 and December 31, 2024, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Three Months Ended
March 31, 2025
Net revenue – external	$1,186
Net revenue – from consolidated entities outside of Obligor Group	4
Total net revenue	1,190
Costs and expenses – external	909
Costs and expenses – to consolidated entities outside of Obligor Group	16
Total costs and expenses	925
Income from operations	265
Net income	133
Net income attributable to Obligor Group	133
Income from equity method investments, net	8

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

Information with respect to the Company’s critical accounting estimates which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Management believes that as of March 31, 2025, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 5.82% to 6.82% as of March 31, 2025, which represent (i) the base rate, the Secured Overnight Financing Rate (“SOFR”) plus (ii) a credit spread adjustment, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of March 31, 2025, an increase in SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $38 million (excluding tax effects). A decrease in SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $38 million (excluding tax effects). Our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2025, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2025, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2024, the remaining available amount under the share repurchase authorization was $1.6 billion, which includes the $1.5 billion increase to the share repurchase program authorized by Nexstar’s Board of Directors on July 26, 2024. During the three months ended March 31, 2025, Nexstar repurchased a total of 441,164 shares of its common stock for $75 million, funded by cash on hand. As of March 31, 2025, the remaining available amount under the share repurchase authorization was $1.5 billion.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended March 31, 2025 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 3 to 31, 2025	92,159	$155.81	92,159	$1,537
February 3 to 7, 2025	20,423	$153.75	20,423	1,534
March 4 to 28, 2025	328,582	$174.98	328,582	1,477
	441,164	$169.99	441,164

From April 1, 2025 to May 8, 2025, we repurchased 209,915 shares of our common stock for $32 million, funded by cash on hand. As of the date of filing this Quarterly Report on Form 10-Q, the remaining available amount under the share repurchase authorization was $1.4 billion.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
Amendment to Employment Agreement

On May 2, 2025, The Company entered into an Amendment to Employment Agreement (the “Amendment”) amending that certain Amended and Restated Employment Agreement, dated September 19, 2023 by and between the Company and Sean Compton, to, among other things, revise certain terms of Mr. Compton’s annual bonus opportunity thereunder. Under the terms of the Amendment, beginning with the fiscal year 2025, Mr. Compton’s annual bonus amount will be determined based on the following criteria: (i) 30% of the annual bonus will be earned if the Company exceeds 90% of budgeted Net Revenue or Adjusted EBITDA and (ii) 70% of the annual bonus will be earned based on the achievement of discretionary targets based on financial, operational or strategic objectives specific to his line of business.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

ITEM 6. Exhibits

Exhibit No.	Description
10.1	Amendment to Executive Employment Agreement, dated as of May 2, 2025 between Sean Compton and Nexstar Media Group, Inc.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Lee Ann Gliha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Lee Ann Gliha pursuant to 18 U.S.C. ss. 1350.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: May 8, 2025