Form 10-Q
period 2025-06-30
NEXSTAR MEDIA GROUP, INC.
filed 2025-08-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 30,315,769 shares of Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	3

	Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2025 and 2024	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the Three and Six Months ended June 30, 2025 and 2024	5

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2025 and 2024	7

	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1: Organization and Business Operations	8
	Note 2: Summary of Significant Accounting Policies	8
	Note 3: Acquisition	12
	Note 4: Intangible Assets and Goodwill	12
	Note 5: Investments	13
	Note 6: Accrued Expenses	14
	Note 7: Debt	14
	Note 8: Leases	16
	Note 9: Retirement and Postretirement Plans	17
	Note 10: Commitments and Contingencies	17
	Note 11: Equity	20
	Note 12: Income Taxes	20
	Note 13: Income Per Share	21
	Note 14: Fair Value Measurements	21
	Note 15: Segment Data	22
	Note 16: Subsequent Events	25

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk Factors	35

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3.	Defaults Upon Senior Securities	36

ITEM 4.	Mine Safety Disclosures	36

ITEM 5.	Other Information	36

ITEM 6.	Exhibits	36

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$234	$144
Accounts receivable, net of allowance for credit losses of $17 and $16, respectively	1,022	1,028
Broadcast rights	54	84
Prepaid expenses and other current assets	80	41
Total current assets	1,390	1,297
Property and equipment, net	1,178	1,207
Goodwill	2,924	2,922
FCC licenses	2,949	2,929
Network affiliation agreements, net	1,400	1,494
Other intangible assets, net	331	353
Investments	776	877
Other noncurrent assets, net	380	389
Total assets(1)	$11,328	$11,468
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$108	$124
Accounts payable	190	133
Broadcast rights payable	82	97
Accrued expenses	332	314
Other current liabilities	111	115
Total current liabilities	823	783
Debt	6,275	6,399
Deferred tax liabilities	1,463	1,487
Other noncurrent liabilities	511	531
Total liabilities(1)	9,072	9,200
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 2)	18	26
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of June 30, 2025 and December 31, 2024	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 30,315,298 shares outstanding as of June 30, 2025 and 47,282,823 shares issued, 30,621,241 shares outstanding as of December 31, 2024	-	-
Additional paid-in capital	1,293	1,304
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	3,755	3,671
Treasury stock - at cost; 16,967,525 and 16,661,582 shares as of June 30, 2025 and December 31, 2024, respectively	(2,791)	(2,717)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,256	2,257
Noncontrolling interests	(18)	(15)
Total stockholdersʼ equity	2,238	2,242
Total liabilities, redeemable noncontrolling interests and stockholdersʼ equity	$11,328	$11,468

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of June 30, 2025 and December 31, 2024 include certain assets held by consolidated VIEs of $297 million and $297 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of June 30, 2025 and December 31, 2024 include certain liabilities of consolidated VIEs of $150 million and $148 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenue	$1,229	$1,269	$2,462	$2,553
Operating expenses (income):
Direct operating, excluding depreciation and amortization	557	552	1,108	1,100
Selling, general and administrative, excluding depreciation and amortization	262	270	520	540
Depreciation and amortization	197	208	402	398
Other	-	(1)	-	(1)
Total operating expenses	1,016	1,029	2,030	2,037
Income from operations	213	240	432	516
Income from equity method investments, net	11	16	19	35
Interest expense, net	(97)	(113)	(194)	(227)
Pension and other postretirement plans credit, net	8	7	16	14
Gain on disposal of an investment	-	-	-	40
Other expenses, net	(5)	(1)	(5)	-
Income before income taxes	130	149	268	378
Income tax expense	(39)	(43)	(80)	(105)
Net income	91	106	188	273
Net loss attributable to noncontrolling interests	6	12	17	20
Net income attributable to Nexstar Media Group, Inc.	$97	$118	$205	$293

Net income per share available to common stockholders:
Basic	$3.09	$3.59	$6.50	$8.85
Diluted	$3.06	$3.54	$6.43	$8.71

Weighted average number of common shares outstanding:
Basic (in thousands)	30,221	32,816	30,375	33,133
Diluted (in thousands)	30,514	33,287	30,719	33,656

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Three Months Ended June 30, 2025 and 2024

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of March 31, 2025	$19	47,282,823	$-	$1,304	$3,718	$(1)	(16,924,900)	$(2,774)	$(16)	$2,231
Purchase of treasury stock	-	-	-	-	-	-	(311,998)	(51)	-	(51)
Stock-based compensation expense	-	-	-	21	-	-	-	-	-	21
Vesting of restricted stock units and exercise of stock options	-	-	-	(34)	-	-	269,373	34	-	-
Dividends declared on common stock ($1.86 per share)	-	-	-	-	(56)	-	-	-	-	(56)
Accretion of redeemable noncontrolling interests	4	-	-	-	(4)	-	-	-	-	(4)
Other	(1)	-	-	2	-	-	-	-	-	2
Net income (loss)	(4)	-	-	-	97	-	-	-	(2)	95
Balances as of June 30, 2025	$18	47,282,823	$-	$1,293	$3,755	$(1)	(16,967,525)	$(2,791)	$(18)	$2,238

Balances as of March 31, 2024	$-	47,282,823	$-	$1,290	$3,306	$1	(14,244,922)	$(2,276)	$25	$2,346
Purchase of treasury stock	-	-	-	-	-	-	(847,904)	(135)	-	(135)
Stock-based compensation expense	-	-	-	20	-	-	-	-	-	20
Vesting of restricted stock units and exercise of stock options	-	-	-	(29)	-	-	295,508	27	-	(2)
Dividends declared on common stock ($1.69 per share)	-	-	-	-	(55)	-	-	-	-	(55)
Net income (loss)	-	-	-	-	118	-	-	-	(12)	106
Balances as of June 30, 2024	$-	47,282,823	$-	$1,281	$3,369	$1	(14,797,318)	$(2,384)	$13	$2,280

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Six Months Ended June 30, 2025 and 2024

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of December 31, 2024	$26	47,282,823	$-	$1,304	$3,671	$(1)	(16,661,582)	$(2,717)	$(15)	$2,242
Purchase of treasury stock	-	-	-	-	-	-	(753,162)	(126)	-	(126)
Stock-based compensation expense	-	-	-	39	-	-	-	-	-	39
Vesting of restricted stock units and exercise of stock options	-	-	-	(52)	-	-	447,219	52	-	-
Dividends declared on common stock ($3.72 per share)	-	-	-	-	(113)	-	-	-	-	(113)
Accretion of redeemable noncontrolling interests	8	-	-	-	(8)	-	-	-	-	(8)
Other	(2)	-	-	2	-	-	-	-	-	2
Net income (loss)	(14)	-	-	-	205	-	-	-	(3)	202
Balances as of June 30, 2025	$18	47,282,823	$-	$1,293	$3,755	$(1)	(16,967,525)	$(2,791)	$(18)	$2,238

Balances as of December 31, 2023	$-	47,282,823	$-	$1,283	$3,188	$1	(13,681,897)	$(2,173)	$14	$2,313
Purchase of treasury stock	-	-	-	-	-	-	(1,514,478)	(248)	-	(248)
Stock-based compensation expense	-	-	-	38	-	-	-	-	-	38
Vesting of restricted stock units and exercise of stock options	-	-	-	(40)	-	-	399,057	37	-	(3)
Dividends declared on common stock ($3.38 per share)	-	-	-	-	(112)	-	-	-	-	(112)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	19	19
Net income (loss)	-	-	-	-	293	-	-	-	(20)	273
Balances as of June 30, 2024	$-	47,282,823	$-	$1,281	$3,369	$1	(14,797,318)	$(2,384)	$13	$2,280

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$188	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402	398
Stock-based compensation expense	39	38
Amortization of debt financing costs, debt discounts and premium	5	5
Loss on extinguishment of debt	5	-
Gain on disposal of an investment	-	(40)
Deferred income taxes	(24)	(14)
Payments for broadcast rights	(161)	(166)
Income from equity method investments, net	(19)	(35)
Distribution from equity method investments – return on capital	125	139
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6	48
Prepaid and other current assets	(6)	(12)
Other noncurrent assets	5	(11)
Accounts payable	60	(94)
Accrued expenses and other current liabilities	20	(1)
Income tax payable	(38)	(59)
Other noncurrent liabilities	(29)	(21)
Other	6	4
Net cash provided by operating activities	584	452
Cash flows from investing activities:
Purchases of property and equipment	(64)	(81)
Payments for acquisitions, net of cash acquired	(22)	-
Proceeds from disposal of an investment	-	40
Other investing activities, net	(3)	2
Net cash used in investing activities	(89)	(39)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	3,393	55
Repayments of long-term debt	(3,543)	(116)
Purchase of treasury stock	(125)	(246)
Common stock dividends paid	(113)	(112)
Payments for capitalized software obligations	(10)	(11)
Contribution from redeemable noncontrolling interests	-	19
Payment for excise tax on stock repurchases	(5)	-
Other financing activities, net	(2)	(3)
Net cash used in financing activities	(405)	(414)
Net increase (decrease) in cash and cash equivalents	90	(1)
Cash and cash equivalents at beginning of period	144	147
Cash and cash equivalents at end of period	$234	$146
Supplemental information:
Interest paid	$188	$219
Income taxes paid, net of refunds	$141	$177

Non-cash investing and financing activities:
Accrued and noncash purchases of long-lived assets	$31	$15
Right-of-use assets obtained in exchange for operating lease obligations	$16	$25

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Business Operations

As used in this Quarterly Report on Form 10-Q, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly-owned and majority-owned subsidiaries; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in its financial statements under authoritative guidance related to the consolidation of VIEs; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of June 30, 2025, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of June 30, 2025, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and two television stations owned by unconsolidated VIEs. As of June 30, 2025, Nexstar also owns a 78.7% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”); NewsNation, a national cable news network; two digital multicast networks, Antenna TV and REWIND TV; multicast network services provided to third parties; and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 138 local websites and 229 mobile applications across local stations, NewsNation and The Hill. The portfolio also includes 72 connected television applications and three free ad-supported television channels from The CW and The Hill.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses, long-lived assets (property and equipment and amortizable intangible assets), investments, and broadcast rights, the useful lives of long-lived assets, pension and postretirement obligations, fair value of stock-based compensation, accretion of redeemable noncontrolling interests and allowance for credit losses. As of June 30, 2025, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of June 30, 2025 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$8	$7
Accounts receivable, net	24	26
Prepaid expenses and other current assets	5	4
Total current assets	37	37
Property and equipment, net	50	52
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	56	59
Other noncurrent assets, net	60	63
Total assets	$554	$562

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	42	37
Total current liabilities	45	40
Debt	346	348
Deferred tax liabilities	41	41
Other noncurrent liabilities	69	72
Total liabilities	$501	$501

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	June 30, 2025	December 31, 2024
Current assets	$4	$3
Property and equipment, net	10	10
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	18	19
Other noncurrent assets, net	3	3
Total assets	$297	$297

Current liabilities	$40	$35
Noncurrent liabilities	110	113
Total liabilities	$150	$148

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

Redeemable Noncontrolling Interests

During the second quarter of 2025, Nexstar increased its ownership interest in The CW from 77.7% to 78.7%. Pursuant to the operating agreement governing The CW, Nexstar has a call right to acquire the noncontrolling ownership interests in The CW that is exercisable during a certain period each year, and each noncontrolling owner has a put right to sell its ownership interest in The CW to Nexstar beginning in June 2026, subject to Nexstar’s one year deferral right, for cash. The amount at which the noncontrolling interests can be redeemed under either the call right or the put rights is the greater of the capital contributed by the minority owners or a multiple of The CW’s earnings.

Redeemable noncontrolling interests are presented as mezzanine equity (outside of liability and stockholders’ equity) in the accompanying Condensed Consolidated Balance Sheets as they are redeemable by the holders through their put rights and the redemption is outside Nexstar’s control. We accrete the changes in the redemption value of redeemable noncontrolling interests over the period from issuance to the earliest redemption date using the effective interest method. The accretion is recognized as an adjustment to retained earnings, or in the absence of retained earnings, additional paid-in capital. The balance of redeemable noncontrolling interests is measured at the greater of accreted redemption value at the end of each reporting period or the initial carrying value adjusted for the noncontrolling interests’ contributions and share in income and losses. The inclusion of accretion in the calculation of earnings per share is disclosed in Note 13.

Income Per Share

Net income attributable to Nexstar Media Group, Inc. less accretion of redeemable noncontrolling interests is equal to net income available to Nexstar’s common stockholders. Basic income per share is computed by dividing the net income available to Nexstar’s common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of common shares that could be issued from the vesting of outstanding restricted stock units and, in the prior year, the exercise of outstanding stock options. See Note 13 for additional information.

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

Note 4: Intangible Assets and Goodwill

The Company’s goodwill by segment, indefinite-lived intangible assets and definite-lived intangible assets consisted of the following ($ in millions):

	Reportable Broadcast Segment			Other Segments			Total
		Accumulated			Accumulated			Accumulated
Goodwill	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2024	$2,920	$(43)	$2,877	$225	$(180)	$45	$3,145	$(223)	$2,922
Current year acquisition (Note 3)	2	-	2	-	-	-	2	-	2
Balances as of June 30, 2025	$2,922	$(43)	$2,879	$225	$(180)	$45	$3,147	$(223)	$2,924

	FCC Licenses
		Accumulated
Indefinite-lived Intangible Assets	Gross	Impairment	Net
Balances as of December 31, 2024	$2,977	$(48)	$2,929
Current year acquisition (Note 3)	20	-	20
Balances as of June 30, 2025	$2,997	$(48)	$2,949

	Network Affiliation Agreements			Other Definite-Lived Intangible Assets			Total
		Accumulated			Accumulated			Accumulated
		Amortization			Amortization			Amortization
Definite-Lived Intangible Assets	Gross	and Impairment	Net	Gross	and Impairment	Net	Gross	and Impairment	Net
Balances as of December 31, 2024	$3,125	$(1,631)	$1,494	$1,115	$(762)	$353	$4,240	$(2,393)	$1,847
Balances as of June 30, 2025	$3,125	$(1,725)	$1,400	$1,148	$(817)	$331	$4,273	$(2,542)	$1,731

The following table presents the Company’s estimate of amortization expense for the remainder of 2025, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2025 (in millions):

Remainder of 2025	$151
2026	280
2027	265
2028	240
2029	222
2030	178
Thereafter	395
$1,731

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2025, the Company did not identify events that would trigger impairment assessments.

Note 5: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Equity method investments	$772	$873
Other equity investments	4	4
Total investments	$776	$877

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

As of June 30, 2025, Nexstar’s investment in TV Food Network had a book value of $753 million, compared to $857 million as of December 31, 2024.

As of June 30, 2025 and December 31, 2024, Nexstar had a remaining share in amortizable basis difference of $293 million and $328 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of June 30, 2025 had a remaining useful life of approximately 4.2 years. As of June 30, 2025, Nexstar’s share in the basis difference related to the TV Food Network’s goodwill was $500 million (no change in 2025).

Nexstar had the following transactions related to its investment in TV Food Network during the three and six months ended June 30, 2025 and 2024, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash distributions received	$12	$19	$125	$138
Recognized share in TV Food Networkʼs net income	28	34	55	71
Recorded amortization of basis difference (expense)	(17)	(17)	(35)	(35)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$214	$253	$416	$502
Costs and expenses	122	141	246	274
Income from operations	92	112	170	228
Net income	92	109	173	228
Net income attributable to Nexstar Media Group, Inc.	28	34	55	71

Note 6: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Compensation and related taxes	$97	$91
Interest payable	57	56
Network affiliation fees	94	77
Other	84	90
	$332	$314

Note 7: Debt

Long-term debt consisted of the following ($ in millions):

	June 30, 2025	December 31, 2024
Nexstar
Revolving loans, due June 2030	$144	$-
Term Loan A, due June 2030	1,905	-
Term Loan A, due June 2027	-	2,121
Term Loan B, due June 2032	1,300	-
Term Loan B, due September 2026	-	1,358
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Revolving loans, due June 2030	62	-
Revolving loans, due June 2027	-	62
Term Loan B, due June 2028	288	290
Total outstanding principal	6,413	6,545
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2030	(6)	-
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	-	(4)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due June 2032	(21)	-
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	-	(14)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	2	2
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(4)	(5)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(1)	(1)
Total outstanding debt	6,383	6,523
Less: current portion	(108)	(124)
Long-term debt, net of current portion	$6,275	$6,399

Nexstar’s outstanding term loans and revolving loans are governed by Nexstar’s credit agreement and Mission’s outstanding term loans and revolving loans are governed by Mission’s credit agreement. Each credit agreement is also herein referred to as a senior secured credit facility. Nexstar’s senior unsecured notes are governed by the indentures.

2025 Activities

During the six months ended June 30, 2025, the Company repaid scheduled principal maturities of $32 million of its term loans.

On June 27, 2025, Nexstar and Mission, an independently owned VIE consolidated by Nexstar, amended their respective senior secured credit facilities. The amendments provided for the following:

•
$750 million Nexstar revolving credit facility, due June 27, 2030 (of which $144 million was borrowed)
•
$75 million Mission revolving credit facility, due June 27, 2030 (of which $62 million was borrowed)
•
$1,905 million Nexstar Term Loan A, due June 27, 2030
•
$1,300 million Nexstar Term Loan B, due June 27, 2032

The proceeds from the above new senior secured credit facilities, together with cash on hand, were used to repay the following outstanding loans on June 27, 2025:

•
$62 million Mission revolving loan, due June 2027
•
$2,091 million Nexstar Term Loan A, due June 2027
•
$1,358 million Nexstar Term Loan B, due September 2026

Each of the Nexstar revolving credit facility, due June 2030, the Mission revolving credit facility, due June 2030, and the Nexstar Term Loan A, due June 2030 bear interest at the Secured Overnight Financing Rate (“SOFR”) for the applicable interest period plus 1.50% per annum (subject to a pricing grid). The Nexstar Term Loan B, due June 2032 bears interest at SOFR for the applicable interest period plus 2.50% per annum.

In connection with the debt refinancing, the Company deferred $18 million in new lender fees and third-party costs associated with the issuance of new term loans (Term Loan A, due June 2030 and Term Loan B, due June 2032). Deferred financing costs under the previous term loans of $9 million were also carried over to the new term loans. These deferred costs are presented as a deduction of debt balance and are amortized over the related terms of debt using the effective interest method.

In connection with the debt refinancing, third-party debt issuance costs of $9 million that did not qualify for deferral were expensed and included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $586 million (net of outstanding standby letters of credit of $20 million) and $14 million, respectively, of unused revolving loan commitments under their senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of June 30, 2025. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of June 30, 2025, the Company was in compliance with its financial covenants.

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

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2026 and 2034, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25:1.00. Pursuant to the amended Nexstar credit agreement, this covenant ratio at Nexstar’s election will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made over the life of the facility. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2025, the Company was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one month to 89 years, some of which may include options to extend the leases from two years to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of June 30, 2025 were not material.

Supplemental balance sheet information related to operating leases was as follows ($ in millions):

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	Other noncurrent assets, net	$269	$276
Current operating lease liabilities	Other current liabilities	$40	$37
Noncurrent operating lease liabilities	Other noncurrent liabilities	$250	$253

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		4.8%	4.9%

Operating lease expense for the three months ended June 30, 2025 was $15 million, of which $6 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended June 30, 2024 was $17 million, of which $7 million and $10 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the six months ended June 30, 2025 was $31 million, of which $14 million and $17 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the six months ended June 30, 2024 was $33 million, of which $14 million and $19 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $30 million and $32 million for the six months ended June 30, 2025 and 2024, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows (in millions):

Operating Leases
Remainder of 2025	$27
2026	51
2027	46
2028	42
2029	40
2030	36
Thereafter	114
Total future minimum lease payments	356
Less: imputed interest	(66)
Total	$290

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Pension Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost	$19	$19	$39	$38
Expected return on plan assets	(26)	(25)	(52)	(50)
Amortization of net gain	(1)	(1)	(3)	(3)
Net periodic benefit credit	$(8)	$(7)	$(16)	$(15)

During the three and six months ended June 30, 2025, there were no significant contributions to qualified pension benefit plans. Nexstar anticipates it will be required to contribute a total of $15 million to its qualified pension benefit plans in 2025.

Note 10: Commitments and Contingencies

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of June 30, 2025, Mission had a maximum commitment of $364 million under its amended credit agreement, of which $350 million principal balance of debt was outstanding.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through June 30, 2025 would be approximately $251 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal. On February 15, 2024, the case was argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a ruling from the Court of Appeals in the second half of 2025.

As of June 30, 2025, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of June 30, 2025. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at June 30, 2025 and December 31, 2024.

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

Note 11: Equity

The total remaining authorization for future common stock repurchases under Nexstar’s share repurchase program was $1.6 billion as of December 31, 2024. During the six months ended June 30, 2025, Nexstar repurchased a total of 753,162 shares of its common stock for $125 million, funded by cash on hand. As of June 30, 2025, the remaining available amount under the share repurchase authorization was $1.4 billion.

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

Note 12: Income Taxes

Income tax expense was $39 million for the three months ended June 30, 2025 compared to $43 million for the same period in 2024. The effective tax rates were 30.0% and 28.9% for each of the respective periods.

For the three months ended June 30, 2025, permanent differences, including losses related to the minority interest in The CW, and excess benefit from vesting of restricted stock units resulted in a 2.4% increase to the effective tax rate. Changes in the valuation allowance resulted in a 1.4% decrease to the effective tax rate.

Income tax expense was $80 million for the six months ended June 30, 2025 compared to $105 million for the same period in 2024. The effective tax rates were 29.9% and 27.8% for each of the respective periods.

For the six months ended June 30, 2025, permanent differences, including losses related to the minority interest in The CW, and excess benefit from vesting of restricted stock units resulted in a 2.0% increase to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period.

Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

On July 4, 2025, H.R.1, also known as the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its consolidated financial statements. As of the date of these financial statements, the Company has not completed its assessment. Additional disclosures will be provided in future periods, as required, as the impact of the legislation is determined.

Note 13: Income Per Share

Income per share (basic and diluted) available to common stockholders is presented below ($ in millions, except per share amounts, and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Nexstar Media Group, Inc.	$97	$118	$205	$293
Accretion of redeemable noncontrolling interests	(4)	-	(8)	-
Net income available to common stockholders	$93	$118	$197	$293

Weighted average shares outstanding – basic	30,221	32,816	30,375	33,133
Dilutive effect of equity incentive plan instruments	293	471	344	523
Weighted average shares outstanding – diluted	30,514	33,287	30,719	33,656

Net income per share available to common stockholders – basic	$3.09	$3.59	$6.50	$8.85
Net income per share available to common stockholders – diluted	$3.06	$3.54	$6.43	$8.71

During the three and six months ended June 30, 2025, weighted average restricted stock units of 112,000 and 75,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair values and carrying amounts of the Company’s long-term debt not measured at fair value on a recurring basis were as follows ($ in millions):

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Revolving loans due June 2030	$144	$ 143(1)	$-	$-
Term Loan A, due June 2030	1,899	1,895(2)	-	-
Term Loan A, due June 2027	-	-	2,117	2,093(3)
Term Loan B, due June 2032	1,279	1,297(2)	-	-
Term Loan B, due September 2026	-	-	1,344	1,362(3)
5.625% Notes, due July 2027	1,716	1,707(2)	1,716	1,667(2)
4.75% Notes, due November 2028	996	968(2)	995	930(2)
Mission
Revolving loans due June 2030	62	61(1)	-	-
Revolving loans due June 2027	-	-	62	61(3)
Term Loan B, due June 2028	287	287(2)	289	290(3)

(1)
The fair value is based on the bid price provided by a third-party investment banking firm and is classified as Level 3 in the fair value hierarchy as the debt is not traded (unobservable in the market).
(2)
The fair value is based on the bid price provided by a third-party investment banking firm and is classified as Level 2 in the fair value hierarchy as the bid price is quoted in a major market news service and the investment banking firm stands ready to trade (observable in the market).
(3)
The fair value was estimated based on available borrowing rates for bank loans with similar terms and average maturities. The fair value measurement was considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

During the three and six months ended June 30, 2025, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

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

The following table sets forth a breakdown of selected financial information for our reportable Broadcast segment and a reconciliation of that segment’s profit to income from operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable Broadcast Segment:
Net revenue	$1,150	$1,205	$2,319	$2,427
Programming and related expenses (1)	(547)	(543)	(1,090)	(1,082)
Selling, general and administrative expenses (1)	(178)	(192)	(359)	(382)
Amortization of broadcast rights (1)	(15)	(16)	(31)	(33)
Reportable Broadcast segment's profit	410	454	839	930
Other segmentsʼ loss, net	(19)	(43)	(61)	(69)
Corporate (unallocated)	(51)	(50)	(102)	(103)
Depreciation and amortization expense (2)	(118)	(120)	(234)	(242)
Transaction and other one-time expenses	(10)	-	(10)	(1)
Miscellaneous	1	(1)	-	1
Income from operations	$213	$240	$432	$516
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
(2)
Includes depreciation of property and equipment and amortization of intangible assets. Excludes amortization of broadcast rights.

The following tables present the disaggregation of the Company’s revenue by source (in millions):

Three Months Ended June 30, 2025	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$718	$28	$-	$(13)	$733
Advertising	423	52	-	-	475
Other	9	12	2	(2)	21
Total net revenue	$1,150	$92	$2	$(15)	$1,229

Six Months Ended June 30, 2025	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$1,465	$55	$-	$(25)	$1,495
Advertising	834	100	-	-	934
Other	20	11	5	(3)	33
Total net revenue	$2,319	$166	$5	$(28)	$2,462

Three Months Ended June 30, 2024	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$719	$26	$-	$(11)	$734
Advertising	475	47	-	-	522
Other	11	2	2	(2)	13
Total net revenue	$1,205	$75	$2	$(13)	$1,269

Six Months Ended June 30, 2024	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$1,466	$51	$-	$(22)	$1,495
Advertising	942	92	-	-	1,034
Other	19	3	5	(3)	24
Total net revenue	$2,427	$146	$5	$(25)	$2,553

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

During the three and six months ended June 30, 2025, revenues for two of the Company’s customers exceeded 10%. The first customer represented approximately 13% and 14% of the Company’s consolidated net revenue during the three and six months ended June 30, 2025, respectively. The second customer represented approximately 13% and 14% of the Company’s consolidated net revenue during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, revenues for two of the Company’s customers exceeded 10% of the Company’s consolidated net revenues. Each of these customers represented approximately 13% of the Company’s consolidated net revenues during the three and six months ended June 30, 2024.

Note 16: Subsequent Events

On August 1, 2025, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on August 29, 2025 to stockholders of record on August 15, 2025.

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

Executive Summary

Six Months Ended June 30, 2025 Highlights

•
Net revenue decreased 3.2% to $1.2 billion and 3.6% to $2.5 billion during the three and six months ended June 30, 2025, respectively, compared to the same period in 2024.
•
Returned approximately $106 million and $238 million, for the three and six months ended June 30, 2025, respectively, of capital to stockholders through repurchases of common stock and dividends, funded by cash on hand.
•
Acquired the assets of WBNX-TV, an independent full power television station serving the Cleveland, OH market for a $22 million cash purchase price.

•
Completed the refinancing of senior secured credit facilities on June 27, 2025, reducing the interest margin, increasing capacity under our revolver, and extending the maturities. During the three months ended June 30, 2025, the Company repaid $101 million of its debt. Refer to Note 7 for additional information on the debt refinancing.

Overview of Operations

As of June 30, 2025, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements.

As of June 30, 2025, we also own a 78.7% ownership interest in The CW, the fifth major broadcast network in the U.S.; NewsNation, a national cable news network; two multicast networks, Antenna TV and REWIND TV; multicast network services provided to third parties; and a 31.3% ownership stake in TV Food Network. Our digital assets include 138 local websites and 229 mobile applications across local stations, NewsNation and The Hill. The portfolio also includes 72 connected television applications and three free ad-supported television channels from The CW and The Hill.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes, due July 2027 and our 4.75% Notes, due November 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2026 and 2034) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Historical Performance

Results of Operations

The following table sets forth the Company’s operating results (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net revenue:
Distribution	$733	$734	(0.1)	$1,495	$1,495	-
Advertising	475	522	(9.0)	934	1,034	(9.7)
Other	21	13	61.5	33	24	37.5
Net revenue	1,229	1,269	(3.2)	2,462	2,553	(3.6)
Operating expenses:
Direct operating	557	552	0.9	1,108	1,100	0.7
Selling, general and administrative	262	270	(3.0)	520	540	(3.7)
Depreciation and amortization	197	208	(5.3)	402	398	1.0
Other	-	(1)	NM	-	(1)	NM
Total operating expenses	1,016	1,029	(1.3)	2,030	2,037	(0.3)
Income from operations	213	240	(11.3)	432	516	(16.3)
Income from equity method investments, net	11	16		19	35
Interest expense, net	(97)	(113)		(194)	(227)
Pension and other postretirement plans credit, net	8	7		16	14
Gain on disposal of an investment	-	-		-	40
Other expenses, net	(5)	(1)		(5)	-
Income before income taxes	130	149		268	378
Income tax expense	(39)	(43)		(80)	(105)
Net income	91	106		188	273
Net loss attributable to noncontrolling interests	6	12		17	20
Net income attributable to Nexstar Media Group, Inc.	$97	$118		$205	$293

NM – Not meaningful.

Three Months Ended June 30, 2025 Compared to the Same Period in 2024

The Company’s revenues decreased 3.2% for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to lower revenues from advertising.

Distribution revenue was flat during the quarter and reflects annual rate escalators and other contractual increases, growth in vMVPD subscribers, and the addition of CW affiliations on certain of our stations, which offset the impact of MVPD subscriber attrition.

Advertising revenue decreased by $47 million, due to a decrease in political advertising by $36 million, as 2025 is not an election year, and a decrease in non-political revenue of $11 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses decreased by $3 million primarily due to recent restructuring initiatives to streamline key lines of business, offset in part by costs associated with the debt refinancing completed in June 2025.

Depreciation and amortization expense decreased by $11 million, as follows:

•
Amortization of broadcast rights was $79 million for the three months ended June 30, 2025, compared to $87 million for the same period in 2024, a decrease of $8 million, primarily due to lower amortization of broadcast rights at The CW of $7 million to $64 million from $71 million.

•
Depreciation of property and equipment was $42 million for the three months ended June 30, 2025, compared to $46 million for the same period in 2024 (no significant change).
•
Amortization of intangible assets was $76 million for the three months ended June 30, 2025, compared to $75 million for the same period in 2024 (no significant change).

Income from equity method investments, net decreased by $5 million primarily due to a decrease in net income of TV Food Network, our largest equity method investment. TV Food Network’s net income decreased primarily due to a decrease in its revenue. For additional information on our investment in TV Food Network, refer to Note 5 to our Condensed Consolidated Financial Statements.

Interest expense, net was $97 million for the three months ended June 30, 2025 compared to $113 million for the same period in 2024, a decrease of $16 million, or 14.2% primarily due to lower interest rates and a reduction in outstanding debt.

The Company’s effective tax rates were 30.0% and 28.9% for each of the respective periods.

Permanent differences, including losses related to the minority interest in The CW, and excess benefit from vesting of restricted stock units resulted in a 2.4% increase to the effective tax rate. Changes in the valuation allowance resulted in a 1.4% decrease to the effective tax rate.

Six Months Ended June 30, 2025 Compared to the Same Period in 2024

The Company’s revenues decreased 3.6% for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to lower revenues from advertising.

Distribution revenue was flat during the period and reflects annual rate escalators and other contractual increases, growth in vMVPD subscribers, and the addition of CW affiliations on certain of our stations, which offset the impact of MVPD subscriber attrition.

Advertising revenue decreased by $100 million, due to a decrease in political advertising by $68 million, as 2025 is not an election year, and a decrease in non-political revenue of $32 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses decreased by $12 million primarily due to recent restructuring initiatives to streamline key lines of business, offset in part by costs associated with the debt refinancing completed in June 2025.

Depreciation and amortization expense increased by $4 million, as follows:

•
Amortization of broadcast rights was $168 million for the six months ended June 30, 2025, compared to $156 million for the same period in 2024, an increase of $12 million, primarily due to higher amortization of broadcast rights at The CW of $14 million to $137 million from $123 million, due to increased sports programming in the first quarter.
•
Depreciation of property and equipment was $84 million for the six months ended June 30, 2025, compared to $91 million for the same period in 2024 (no significant change).
•
Amortization of intangible assets was $150 million for the six months ended June 30, 2025, compared to $151 million for the same period in 2024 (no significant change).

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

Interest expense, net was $194 million for the six months ended June 30, 2025 compared to $227 million for the same period in 2024, a decrease of $33 million, or 14.5%, primarily due to lower interest rates and a reduction in outstanding debt.

The Company’s effective tax rates were 29.9% and 27.8% for each of the respective periods.

Permanent differences, including losses related to the minority interest in The CW, and excess benefit from vesting of restricted stock units resulted in a 2.0% increase to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

On July 4, 2025, H.R.1, also known as the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its consolidated financial statements. As of the date of these financial statements, the Company has not completed its assessment. Additional disclosures will be provided in future periods, as required, as the impact of the legislation is determined.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2030) to meet its business operating requirements and capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of June 30, 2025, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Any future adverse economic conditions, including those resulting from tariffs and other trade barriers, heightened inflation and sustained high interest rates among other factors, could adversely affect the Company’s future operating results, cash flows and financial condition.

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$584	$452
Net cash used in investing activities	(89)	(39)
Net cash used in financing activities	(405)	(414)
Net increase (decrease) in cash and cash equivalents	$90	$(1)
Cash paid for interest	$188	$219
Income taxes paid, net of refunds	$141	$177

	As of June 30,	As of December 31,
	2025	2024
Cash and cash equivalents	$234	$144

Cash Flows—Operating Activities

Net cash flows provided by operating activities increased by $132 million during the six months ended June 30, 2025, compared to the same period in 2024, due primarily to changes in operating assets and liabilities primarily reflecting timing of receipts and payments, offset in part by a reduction in net income excluding gain on sale of assets and other non-cash items.

Cash Flows—Investing Activities

Net cash flows used in investing activities increased by $50 million during the six months ended June 30, 2025, compared to the same period in 2024. This was primarily due to payment for an acquisition of $22 million in 2025 and a decrease in proceeds received from disposal of an investment of $40 million in 2024, partially offset by a decrease in capital expenditures of $17 million.

Cash Flows—Financing Activities

Net cash flows used in financing activities decreased by $9 million during the six months ended June 30, 2025, compared to the same period in 2024. This was primarily due to a decrease in stock repurchases of $121 million partially offset by an increase in debt repayments of $89 million, primarily due to the debt refinancing completed in June 2025, and a decrease in contribution received from noncontrolling interests of $19 million.

Subsequent Investing and Financing Activities

On August 1, 2025, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on August 29, 2025 to stockholders of record on August 15, 2025.

Long-term debt

As of June 30, 2025, the Company had total outstanding debt of $6.383 billion, net of unamortized financing costs, discounts and premium, which represented 73.9% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of June 30,	As of December 31,
(dollars in millions)	2025	2024
Nexstar senior secured credit facility	$3,349	$3,479
Mission senior secured credit facility	350	352
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Total outstanding principal	6,413	6,545
Less: Unamortized financing costs, discounts and premium, net	(30)	(22)
Total outstanding debt	$6,383	$6,523

Unused revolving loan commitments under senior secured credit facilities (1)	$600	$545

(1)
Based on covenant calculations as of June 30, 2025, all of the $586 million and $14 million in unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of June 30, 2025 (in millions):

		Payments Due by Period
	Total	Remainder of 2025	2026	2027-2028	2029-2030	Thereafter
Nexstar senior secured credit facility	$3,349	$51	$108	$217	$1,741	$1,232
Mission senior secured credit facility	350	1	3	284	62	-
5.625% Notes, due July 2027	1,714	-	-	1,714	-	-
4.75% Notes, due November 2028	1,000	-	-	1,000	-	-
	$6,413	$52	$111	$3,215	$1,803	$1,232

We (excluding The CW) guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes, due July 2027 and our 4.75% Notes, due November 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2026 and 2034) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Our credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25:1.00. Pursuant to the amended Nexstar credit agreement, this covenant ratio at Nexstar’s election will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made during the life of the facility. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission amended credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of June 30, 2025, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028 for a period of at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of June 30, 2025, we had outstanding standby letters of credit with various financial institutions amounting to $20 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	June 30, 2025	December 31, 2024
Current assets – external(1)	$1,260	$1,149
Current assets – due from consolidated entities outside of Obligor Group	18	11
Total current assets	1,278	1,160
Noncurrent assets – external(1)(2)	8,935	9,066
Noncurrent assets – due from consolidated entities outside of Obligor Group	73	74
Total noncurrent assets	9,008	9,140
Total current liabilities(1)	732	685
Total noncurrent liabilities(1)	8,219	8,387
Noncontrolling interests	-	-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW.
(2)
Excludes Issuer’s equity investments of $776 million and $877 million as of June 30, 2025 and December 31, 2024, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Six Months Ended
June 30, 2025
Net revenue – external	$2,357
Net revenue – from consolidated entities outside of Obligor Group	8
Total net revenue	2,365
Costs and expenses – external	1,833
Costs and expenses – to consolidated entities outside of Obligor Group	32
Total costs and expenses	1,865
Income from operations	500
Net income	236
Net income attributable to Obligor Group	236
Income from equity method investments, net	19

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

Information with respect to the Company’s critical accounting estimates which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Management believes that as of June 30, 2025, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 5.82% to 6.82% as of June 30, 2025, which represent (i) the Secured Overnight Financing Rate (“SOFR”) plus (ii) a credit spread adjustment, as applicable, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of June 30, 2025, an increase in SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $37 million (excluding tax effects). A decrease in SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $37 million (excluding tax effects). Our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2025, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2025, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2024, the remaining available amount under the share repurchase authorization was $1.6 billion, which includes the $1.5 billion increase to the share repurchase program authorized by Nexstar’s Board of Directors on July 26, 2024. During the six months ended June 30, 2025, Nexstar repurchased a total of 753,162 shares of its common stock for $125 million, funded by cash on hand. As of June 30, 2025, the remaining available amount under the share repurchase authorization was $1.4 billion.

The following is a summary of Nexstar’s repurchases of its common stock by month during the quarter ended June 30, 2025 (in millions, except for share and per share information):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number	Average Price	Publicly Announced	Purchased Under the
	of Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
April 2 to 24, 2025	209,915	$153.16	209,915	$1,444
May 15 to 30, 2025	93,368	$173.50	93,368	1,428
June 2, 2025	8,715	$169.81	8,715	1,427
	311,998	$159.71	311,998

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6. Exhibits

Exhibit No.	Description
10.1

Amendment No.7 dated as of June 27, 2025, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc. Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 30, 2025).

10.2

Amendment No.8 dated as of June 27, 2025, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on June 30, 2025).

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

Dated: August 7, 2025