Form 10-Q
period 2025-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2025-11-06
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 30,326,192 shares of Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2025 and 2024	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the Three and Nine Months ended September 30, 2025 and 2024	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2025 and 2024	7

	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1: Organization and Business Operations	8
	Note 2: Summary of Significant Accounting Policies	9
	Note 3: Acquisition	13
	Note 4: Intangible Assets and Goodwill	13
	Note 5: Investments	14
	Note 6: Accrued Expenses	15
	Note 7: Debt	16
	Note 8: Leases	17
	Note 9: Retirement and Postretirement Plans	18
	Note 10: Commitments and Contingencies	19
	Note 11: Equity	22
	Note 12: Income Taxes	22
	Note 13: Income Per Share	22
	Note 14: Fair Value Measurements	23
	Note 15: Segment Data	24
	Note 16: Subsequent Events	26

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	37

ITEM 1A.	Risk Factors	37

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 3.	Defaults Upon Senior Securities	39

ITEM 4.	Mine Safety Disclosures	39

ITEM 5.	Other Information	39

ITEM 6.	Exhibits	39

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$236	$144
Accounts receivable, net of allowance for credit losses of $17 and $16, respectively	1,013	1,028
Broadcast rights	62	84
Prepaid expenses and other current assets	82	41
Total current assets	1,393	1,297
Property and equipment, net	1,162	1,207
Goodwill	2,924	2,922
FCC licenses	2,949	2,929
Network affiliation agreements, net	1,353	1,494
Other intangible assets, net	306	353
Investments	774	877
Other noncurrent assets, net	388	389
Total assets(1)	$11,249	$11,468
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$111	$124
Accounts payable	100	133
Broadcast rights payable	71	97
Accrued expenses	353	314
Operating lease liabilities	41	37
Other current liabilities	69	78
Total current liabilities	745	783
Debt	6,248	6,399
Deferred tax liabilities	1,467	1,487
Other noncurrent liabilities	505	531
Total liabilities(1)	8,965	9,200
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 2)	17	26
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2025 and December 31, 2024	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 30,323,806 shares outstanding as of September 30, 2025 and 47,282,823 shares issued, 30,621,241 shares outstanding as of December 31, 2024	-	-
Additional paid-in capital	1,312	1,304
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	3,765	3,671
Treasury stock - at cost; 16,959,017 and 16,661,582 shares as of September 30, 2025 and December 31, 2024, respectively	(2,790)	(2,717)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,286	2,257
Noncontrolling interests	(19)	(15)
Total stockholdersʼ equity	2,267	2,242
Total liabilities, redeemable noncontrolling interests and stockholdersʼ equity	$11,249	$11,468

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of September 30, 2025 and December 31, 2024 include certain assets held by consolidated VIEs of $295 million and $297 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of September 30, 2025 and December 31, 2024 include certain liabilities of consolidated VIEs of $147 million and $148 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenue	$1,198	$1,366	$3,660	$3,920
Operating expenses:
Direct operating, excluding depreciation and amortization	562	563	1,670	1,663
Selling, general and administrative, excluding depreciation and amortization	270	277	790	818
Depreciation and amortization	190	190	592	588
Other	1	1	1	-
Total operating expenses	1,023	1,031	3,053	3,069
Income from operations	175	335	607	851
Income from equity method investments, net	5	17	24	52
Interest expense, net	(94)	(113)	(288)	(340)
Pension and other postretirement plans credit, net	7	6	23	20
Gain on disposal of an investment	-	-	-	40
Other income (expenses), net	3	(1)	(2)	(1)
Income before income taxes	96	244	364	622
Income tax expense	(31)	(64)	(111)	(169)
Net income	65	180	253	453
Net loss attributable to noncontrolling interests	5	7	22	27
Net income attributable to Nexstar Media Group, Inc.	$70	$187	$275	$480

Net income per share available to common stockholders:
Basic	$2.16	$5.34	$8.66	$14.17
Diluted	$2.14	$5.27	$8.57	$13.96

Weighted average number of common shares outstanding:
Basic (in thousands)	30,319	32,020	30,357	32,759
Diluted (in thousands)	30,649	32,441	30,696	33,248

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Three Months Ended September 30, 2025 and 2024

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of June 30, 2025	$18	47,282,823	$-	$1,293	$3,755	$(1)	(16,967,525)	$(2,791)	$(18)	$2,238
Stock-based compensation expense	-	-	-	19	-	-	-	-	-	19
Vesting of restricted stock units and exercise of stock options	-	-	-	(1)	-	-	8,508	1	-	-
Dividends declared on common stock ($1.86 per share)	-	-	-	-	(56)	-	-	-	-	(56)
Accretion of redeemable noncontrolling interests	4	-	-	-	(4)	-	-	-	-	(4)
Other	(1)	-	-	1	-	-	-	-	-	1
Net income (loss)	(4)	-	-	-	70	-	-	-	(1)	69
Balances as of September 30, 2025	$17	47,282,823	$-	$1,312	$3,765	$(1)	(16,959,017)	$(2,790)	$(19)	$2,267

Balances as of June 30, 2024	$-	47,282,823	$-	$1,281	$3,369	$1	(14,797,318)	$(2,384)	$13	$2,280
Purchase of treasury stock	-	-	-	-	-	-	(1,061,852)	(179)	-	(179)
Stock-based compensation expense	-	-	-	19	-	-	-	-	-	19
Vesting of restricted stock units and exercise of stock options	-	-	-	(8)	-	-	52,462	4	-	(4)
Dividends declared on common stock ($1.69 per share)	-	-	-	-	(55)	-	-	-	-	(55)
Adjustment to redeemable noncontrolling interests	27	-	-	-	-	-	-	-	(27)	(27)
Accretion of redeemable noncontrolling interests	16	-	-	-	(16)	-	-	-	-	(16)
Net income (loss)	(6)	-	-	-	187	-	-	-	(1)	186
Balances as of September 30, 2024	$37	47,282,823	$-	$1,292	$3,485	$1	(15,806,708)	$(2,559)	$(15)	$2,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Nine Months Ended September 30, 2025 and 2024

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of December 31, 2024	$26	47,282,823	$-	$1,304	$3,671	$(1)	(16,661,582)	$(2,717)	$(15)	$2,242
Purchase of treasury stock	-	-	-	-	-	-	(753,162)	(126)	-	(126)
Stock-based compensation expense	-	-	-	58	-	-	-	-	-	58
Vesting of restricted stock units and exercise of stock options	-	-	-	(53)	-	-	455,727	53	-	-
Dividends declared on common stock ($5.58 per share)	-	-	-	-	(169)	-	-	-	-	(169)
Accretion of redeemable noncontrolling interests	12	-	-	-	(12)	-	-	-	-	(12)
Other	(3)	-	-	3	-	-	-	-	-	3
Net income (loss)	(18)	-	-	-	275	-	-	-	(4)	271
Balances as of September 30, 2025	$17	47,282,823	$-	$1,312	$3,765	$(1)	(16,959,017)	$(2,790)	$(19)	$2,267

Balances as of December 31, 2023	$-	47,282,823	$-	$1,283	$3,188	$1	(13,681,897)	$(2,173)	$14	$2,313
Purchase of treasury stock	-	-	-	-	-	-	(2,576,330)	(427)	-	(427)
Stock-based compensation expense	-	-	-	57	-	-	-	-	-	57
Vesting of restricted stock units and exercise of stock options	-	-	-	(48)	-	-	451,519	41	-	(7)
Dividends declared on common stock ($5.07 per share)	-	-	-	-	(167)	-	-	-	-	(167)
Adjustment to redeemable noncontrolling interests	27	-	-	-	-	-	-	-	(27)	(27)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	19	19
Accretion of redeemable noncontrolling interests	16	-	-	-	(16)	-	-	-	-	(16)
Net income (loss)	(6)	-	-	-	480	-	-	-	(21)	459
Balances as of September 30, 2024	$37	47,282,823	$-	$1,292	$3,485	$1	(15,806,708)	$(2,559)	$(15)	$2,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$253	$453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	588
Stock-based compensation expense	58	57
Amortization of debt financing costs, debt discounts and premium	6	9
Gain on disposal of an investment	-	(40)
Deferred income taxes	(20)	(26)
Payments for broadcast rights	(249)	(240)
Income from equity method investments, net	(24)	(52)
Distribution from equity method investments – return on capital	131	143
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15	80
Prepaid and other current assets	6	(10)
Other noncurrent assets	3	(7)
Accounts payable	(30)	(99)
Accrued expenses and other current liabilities	44	-
Income tax payable	(45)	6
Other noncurrent liabilities	(50)	(30)
Other	11	7
Net cash provided by operating activities	701	839
Cash flows from investing activities:
Purchases of property and equipment	(94)	(110)
Payments for acquisitions, net of cash acquired	(22)	-
Proceeds from disposal of an investment	-	40
Other investing activities, net	(2)	2
Net cash used in investing activities	(118)	(68)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	3,393	55
Repayments of long-term debt	(3,568)	(201)
Purchase of treasury stock	(125)	(423)
Common stock dividends paid	(169)	(167)
Payments for capitalized software obligations	(14)	(13)
Contribution from redeemable noncontrolling interests	-	19
Cash paid for shares withheld for taxes	-	(8)
Other financing activities, net	(8)	1
Net cash used in financing activities	(491)	(737)
Net increase in cash and cash equivalents	92	34
Cash and cash equivalents at beginning of period	144	147
Cash and cash equivalents at end of period	$236	$181
Supplemental information:
Interest paid	$294	$344
Income taxes paid, net of refunds	$175	$187

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$9	$9
Capitalized software in other current and noncurrent liabilities	$24	$11
Right-of-use assets obtained in exchange for operating lease obligations	$42	$28

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of September 30, 2025, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV, and other broadcast television networks. As of September 30, 2025, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and two television stations owned by unconsolidated VIEs. As of September 30, 2025, Nexstar also owns a 79.7% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”); NewsNation, a national cable news network; two digital multicast networks, Antenna TV and REWIND TV; multicast network services provided to third parties; and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 125 local websites and 229 mobile applications across local stations, NewsNation and The Hill. The portfolio also includes 72 connected television applications and three free ad-supported television channels from The CW and The Hill.

Merger Agreement with TEGNA

On August 18, 2025, Nexstar entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire the outstanding equity of TEGNA Inc., a Delaware corporation (“TEGNA”) (such transaction, the “Merger”). TEGNA owns and operates 64 television stations and two radio stations in 51 designated market areas in the U.S. Upon closing, the Merger is expected to increase Nexstar’s operational and geographic diversity and scale, enhance its presence in various localities and extend its footprint to additional areas experiencing contested elections.

The Merger has been approved by the boards of directors of both companies and is projected to close by the second half of 2026, subject to (i) the approval of the Merger by the stockholders of TEGNA, (ii) FCC consent, (iii) receipt of other regulatory approvals including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iv) satisfaction of other customary closing conditions. The Merger does not require approval of Nexstar stockholders and is not subject to any financing condition.

Pursuant to the Merger Agreement, Nexstar will acquire TEGNA’s outstanding equity for $22 per share in a cash transaction (the “Merger Consideration”). All vested and unvested time-based and performance-based equity-based awards of TEGNA that are granted prior to fiscal year 2026 will vest in full at closing and will be converted into the right to receive the Merger Consideration. Each TEGNA time-based restricted stock unit and performance-based restricted stock unit granted during fiscal year 2026 or after will be converted into a time-based restricted stock unit award in respect of common shares of Nexstar based on the value of the Merger Consideration subject to the terms of the Merger Agreement. The estimated total purchase price, calculated in accordance with the authoritative accounting guidance, is valued at $5.8 billion. This preliminary estimate includes the Merger Consideration and the refinancing of certain existing TEGNA debt. The final purchase price at closing may differ materially from this estimate. On August 18, 2025, Nexstar entered into a debt commitment letter, which was subsequently amended and restated on September 11, 2025. Under this agreement, a syndicate of financial institutions committed to provide up to $5.725 billion in debt financing to support the Merger, the refinancing of certain TEGNA obligations, and related transactions.

The Merger Agreement contains certain termination rights for both parties. Either party may terminate the Merger Agreement if the Merger is not consummated at or before 5:00 p.m. Eastern Time on August 18, 2026, which may be extended to November 18, 2026 at the election of either TEGNA or Nexstar if all conditions other than certain regulatory conditions have been satisfied or waived. If the Merger Agreement is terminated in connection with TEGNA entering into a definitive agreement with respect to a superior proposal, as well as under certain other circumstances, TEGNA will be required to pay Nexstar a termination fee of $120 million. If the Merger Agreement is terminated because TEGNA stockholder approval is not obtained at a stockholder meeting duly held for such purpose, TEGNA will be required to reimburse Nexstar for costs and expenses incurred in connection with the transaction in an amount not to exceed $30 million. If the Merger Agreement is terminated by either party under certain circumstances, including because certain required regulatory clearances are not obtained on or before November 18, 2026, Nexstar will be required to pay TEGNA a termination fee of $125 million.

Transaction costs relating to this proposed merger, including legal and professional fees, of $8 million were expensed as incurred during the three and nine months ended September 30, 2025.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses, long-lived assets (property and equipment and amortizable intangible assets), investments, broadcast rights, the useful lives of long-lived assets, pension and postretirement obligations, fair value of stock-based compensation, accretion of redeemable noncontrolling interests and allowance for credit losses. As of September 30, 2025, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2025 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$6	$7
Accounts receivable, net	23	26
Prepaid expenses and other current assets	5	4
Total current assets	34	37
Property and equipment, net	48	52
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	53	59
Other noncurrent assets, net	58	63
Total assets	$544	$562

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	41	37
Total current liabilities	44	40
Debt	346	348
Deferred tax liabilities	42	41
Other noncurrent liabilities	66	72
Total liabilities	$498	$501

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	September 30, 2025	December 31, 2024
Current assets	$4	$3
Property and equipment, net	9	10
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	17	19
Other noncurrent assets, net	3	3
Total assets	$295	$297

Current liabilities	$39	$35
Noncurrent liabilities	108	113
Total liabilities	$147	$148

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

Redeemable Noncontrolling Interests

During the third quarter of 2025, Nexstar increased its ownership interest in The CW from 78.7% to 79.7%. Pursuant to the operating agreement governing The CW, Nexstar has a call right to acquire the noncontrolling ownership interests in The CW that is exercisable during a certain period each year, and each noncontrolling owner has a put right to sell its ownership interest in The CW to Nexstar beginning in June 2026, subject to Nexstar’s one year deferral right, for cash. The amount at which the noncontrolling interests can be redeemed under either the call right or the put rights is the greater of the capital contributed by the minority owners or a multiple of The CW’s earnings.

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

Note 4: Intangible Assets and Goodwill

The Company’s goodwill by segment, indefinite-lived intangible assets and definite-lived intangible assets consisted of the following ($ in millions):

	Reportable Broadcast Segment			Other Segments			Total
		Accumulated			Accumulated			Accumulated
Goodwill	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2024	$2,920	$(43)	$2,877	$225	$(180)	$45	$3,145	$(223)	$2,922
Current year acquisition (Note 3)	2	-	2	-	-	-	2	-	2
Balances as of September 30, 2025	$2,922	$(43)	$2,879	$225	$(180)	$45	$3,147	$(223)	$2,924

	FCC Licenses
		Accumulated
Indefinite-lived Intangible Assets	Gross	Impairment	Net
Balances as of December 31, 2024	$2,977	$(48)	$2,929
Current year acquisition (Note 3)	20	-	20
Balances as of September 30, 2025	$2,997	$(48)	$2,949

	Network Affiliation Agreements			Other Definite-Lived Intangible Assets			Total
		Accumulated			Accumulated			Accumulated
		Amortization			Amortization			Amortization
Definite-Lived Intangible Assets	Gross	and Impairment	Net	Gross	and Impairment	Net	Gross	and Impairment	Net
Balances as of December 31, 2024	$3,125	$(1,631)	$1,494	$1,115	$(762)	$353	$4,240	$(2,393)	$1,847
Balances as of September 30, 2025	$3,125	$(1,772)	$1,353	$1,152	$(846)	$306	$4,277	$(2,618)	$1,659

The following table presents the Company’s estimate of amortization expense for the remainder of 2025, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2025 (in millions):

Remainder of 2025	$76
2026	281
2027	266
2028	241
2029	222
2030	178
Thereafter	395
$1,659

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2025, the Company did not identify events that would trigger impairment assessments.

Note 5: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Equity method investments	$770	$873
Other equity investments	4	4
Total investments	$774	$877

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

As of September 30, 2025, Nexstar’s investment in TV Food Network had a book value of $752 million, compared to $857 million as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, Nexstar had a remaining share in amortizable basis difference of $276 million and $328 million, respectively, related to its investment in TV Food Network. The remaining amortizable basis difference as of September 30, 2025 had a remaining useful life of approximately 4.0 years. As of September 30, 2025, Nexstar’s share in the basis difference related to the TV Food Network’s goodwill was $500 million (no change in 2025).

Nexstar had the following transactions related to its investment in TV Food Network during the three and nine months ended September 30, 2025 and 2024, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash distributions received	$6	$5	$131	$143
Recognized share in TV Food Networkʼs net income	23	36	78	107
Recorded amortization of basis difference (expense)	(17)	(17)	(52)	(52)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$189	$254	$606	$757
Costs and expenses	117	137	363	412
Income from operations	72	117	243	345
Net income	73	114	246	342
Net income attributable to Nexstar Media Group, Inc.	23	36	78	107

Note 6: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Compensation and related taxes	$94	$91
Interest payable	44	56
Network affiliation fees	108	77
Other	107	90
Total	$353	$314

Note 7: Debt

Long-term debt consisted of the following ($ in millions):

	September 30, 2025	December 31, 2024
Nexstar
Revolving loans, due June 2030	$144	$-
Term Loan A, due June 2030	1,880	-
Term Loan A, due June 2027	-	2,121
Term Loan B, due June 2032	1,300	-
Term Loan B, due September 2026	-	1,358
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Revolving loans, due June 2030	62	-
Revolving loans, due June 2027	-	62
Term Loan B, due June 2028	288	290
Total outstanding principal	6,388	6,545
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2030	(6)	-
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	-	(4)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due June 2032	(20)	-
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	-	(14)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	2	2
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(4)	(5)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(1)	(1)
Total outstanding debt	6,359	6,523
Less: current portion	(111)	(124)
Long-term debt, net of current portion	$6,248	$6,399

Nexstar’s outstanding term loans and revolving loans are governed by Nexstar’s credit agreement (as amended, the “Nexstar credit agreement”), and Mission’s outstanding term loans and revolving loans are governed by Mission’s credit agreement (as amended, the “Mission credit agreement”). Each of the amended credit agreements is also herein referred to as a “senior secured credit facility” (collectively, the “senior secured credit facilities”). Nexstar’s senior unsecured notes are governed by the indentures.

2025 Activities

During the nine months ended September 30, 2025, the Company repaid scheduled principal maturities of $57 million of its term loans.

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
•
$2,091 million Nexstar Term Loan A, due June 2027
•
$1,358 million Nexstar Term Loan B, due September 2026

Each of the Nexstar revolving credit facility, due June 2030, the Mission revolving credit facility, due June 2030, and the Nexstar Term Loan A, due June 2030, bear interest at the Secured Overnight Financing Rate (“SOFR”) for the applicable interest period plus 1.50% per annum (subject to a pricing grid). The Nexstar Term Loan B, due June 2032, bears interest at SOFR for the applicable interest period plus 2.50% per annum.

In connection with the debt refinancing, the Company deferred $18 million in new lender fees and third-party costs associated with the issuance of new term loans (Term Loan A, due June 2030, and Term Loan B, due June 2032). Deferred financing costs under the previous term loans of $9 million were also carried over to the new term loans. These deferred costs are presented as a deduction of debt balance and are amortized over the related terms of debt using the effective interest method.

In connection with the debt refinancing, third-party debt issuance costs of $9 million that did not qualify for deferral were expensed and included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $586 million (net of outstanding standby letters of credit of $20 million) and $14 million, respectively, of unused revolving loan commitments under their senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2025. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2025, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, the other assets of consolidated VIEs unavailable to creditors of Nexstar (see Note 2) and the assets of The CW. Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Mission is a guarantor of Nexstar’s senior secured credit facility, Nexstar’s 5.625% Notes, due July 2027, and Nexstar’s 4.75% Notes, due November 2028.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant, which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25:1.00. Pursuant to the Nexstar credit agreement, this covenant ratio at Nexstar’s election will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made over the life of the facility. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in the Nexstar credit agreement. As of September 30, 2025, the Company was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one month to 89 years, some of which may include options to extend the leases from one year to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of September 30, 2025 were not material.

Supplemental balance sheet information related to operating leases was as follows ($ in millions):

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	Other noncurrent assets, net	$282	$276
Current operating lease liabilities	Operating lease liabilities	$41	$37
Noncurrent operating lease liabilities	Other noncurrent liabilities	$262	$253

Weighted Average Remaining Lease Term of Operating leases		8 years	8 years
Weighted Average Discount Rate of Operating leases		4.6%	4.9%

Operating lease expense for the three months ended September 30, 2025 was $14 million, of which $6 million and $8 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended September 30, 2024 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the nine months ended September 30, 2025 was $45 million, of which $20 million and $25 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the nine months ended September 30, 2024 was $50 million, of which $22 million and $28 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $44 million and $48 million for the nine months ended September 30, 2025 and 2024, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows (in millions):

Operating Leases
Remainder of 2025	$13
2026	53
2027	49
2028	46
2029	42
2030	36
Thereafter	130
Total future minimum lease payments	369
Less: imputed interest	(66)
Total	$303

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Pension Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$-	$-	$-	$1
Interest cost	20	20	59	58
Expected return on plan assets	(26)	(25)	(77)	(75)
Amortization of net gain	(1)	(1)	(4)	(4)
Net periodic benefit credit	$(7)	$(6)	$(22)	$(20)

During the three and nine months ended September 30, 2025, Nexstar contributed $7 million and $15 million, respectively, to the pension benefit plans. Nexstar anticipates nominal contributions during the remainder of 2025.

Note 10: Commitments and Contingencies

Merger Agreement with TEGNA

On August 18, 2025, Nexstar entered into the Merger Agreement with TEGNA. The agreement contains certain termination rights for both parties, including termination fees under certain circumstances. Nexstar also received committed financing from a group of commercial banks to fund the Merger with TEGNA and related transactions. See Note 1 for additional information on the termination fees and financing commitment.

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would generally be limited to the outstanding principal amounts. As of September 30, 2025, Mission had a maximum commitment of $363 million under the Mission credit agreement, of which $350 million principal balance of debt was outstanding.

Indemnification Obligations

In connection with certain agreements that the Company enters into in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify a third party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses, and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been insignificant, and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

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

The parties are in the discovery phase of litigation. In March 2025, the Court set a placeholder date for trial to begin on April 1, 2026. On October 1, 2025, the Court indicated that the trial will not proceed in April 2026, but did not set a new date. Nexstar and Tribune deny all allegations against them and will defend their advertising practices.

Tribune Related Contingencies

In connection with Nexstar’s acquisition of Tribune on September 19, 2019, Nexstar assumed contingencies from certain legal proceedings, as follows:

Chicago Cubs Transactions—On August 21, 2009, Tribune and Chicago Entertainment Ventures, LLC (f/k/a Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), among other parties, entered into an agreement (the “Cubs Formation Agreement”) governing the contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC. The transactions contemplated by the Cubs Formation Agreement and the related agreements thereto (the “Chicago Cubs Transactions”) closed on October 27, 2009. As a result of these transactions, Northside Entertainment Holdings LLC (f/k/a Ricketts Acquisition LLC) owned 95% and Tribune owned 5% of the membership interests in CEV LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain as the transaction was structured to comply with the partnership provisions of the Internal Revenue Code and related regulations.

On June 28, 2016, the Internal Revenue Service (the “IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through September 30, 2025 would be approximately $261 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New

Cubs LLC debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 Federal Income Tax Audits (described below).

On September 19, 2019, Tribune became a wholly owned subsidiary of Nexstar following Nexstar’s acquisition of Tribune. Nexstar disagrees with the IRS’s position that the Chicago Cubs Transactions generated taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. If the IRS prevails in its position, the gain on the Chicago Cubs Transactions would be deemed to be taxable in 2009. Nexstar estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. Any tax, interest and penalty due will be offset by tax payments made relating to this transaction subsequent to 2009. Tribune made approximately $154 million of tax payments prior to its merger with Nexstar.

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal. On February 15, 2024, the case was argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a ruling from the Court of Appeals in the fourth quarter of 2025 or first half of 2026.

As of September 30, 2025, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s acquisition of Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of September 30, 2025. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at September 30, 2025 and December 31, 2024.

Regulatory Matters

On March 21, 2024, the FCC issued a Notice of Apparent Liability for Forfeiture (“NAL”) to Nexstar and to Mission, a consolidated VIE, for alleged violations of the Communications Act of 1934, including the Telecommunications Act of 1996 (the “Communications Act”) and FCC rules relating to Mission television station WPIX, New York, New York. The NAL alleges that Nexstar and Mission engaged in an unauthorized transfer of control of WPIX and that Nexstar violated the national television ownership limit by acquiring undisclosed attributable interests in the station. The NAL proposes forfeitures to Nexstar and Mission for the alleged violations and additionally requires that within 12 months of a forfeiture order or payment of the forfeitures, either (i) Mission divest WPIX to an “unrelated third party” or (ii) Mission sell WPIX to Nexstar, with Nexstar divesting a sufficient number of other stations to reduce its national reach below the FCC national ownership limit. Nexstar and Mission have filed responses vigorously disputing the NAL. Nexstar is unable to reasonably estimate the possible financial statement impact, if any, relating to the NAL.

Note 11: Equity

The total remaining authorization for future common stock repurchases under Nexstar’s share repurchase program was $1.6 billion as of December 31, 2024. During the nine months ended September 30, 2025, Nexstar repurchased a total of 753,162 shares of its common stock for $125 million, funded by cash on hand. As of September 30, 2025, the remaining available amount under the share repurchase authorization was $1.4 billion.

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

Note 12: Income Taxes

Income tax expense was $31 million for the three months ended September 30, 2025 compared to $64 million for the same period in 2024. The effective tax rates were 32.3% and 26.2% for each of the respective periods.

For the three months ended September 30, 2025, nondeductible permanent differences accounted for a 1.4% increase in the effective rate. Changes in the valuation allowance resulted in a 3.6% increase in the effective tax rate.

Income tax expense was $111 million for the nine months ended September 30, 2025 compared to $169 million for the same period in 2024. The effective tax rates were 30.5% and 27.2% for each of the respective periods.

For the nine months ended September 30, 2025, nondeductible permanent differences accounted for a 1.6% increase to the effective tax rate. Changes in the valuation allowance resulted in a 1.3% increase in the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period.

Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

On July 4, 2025, H.R.1, also known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that will be applicable to the Company beginning in 2025. As of the date of these financial statements, the Company expects OBBBA will not have a material impact on its estimated annual effective tax rate in 2025 but will impact the split between current taxes payable and deferred taxes.

Note 13: Income Per Share

Income per share (basic and diluted) available to common stockholders is presented below ($ in millions, except per share amounts, and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Nexstar Media Group, Inc.	$70	$187	$275	$480
Accretion of redeemable noncontrolling interests	(4)	(16)	(12)	(16)
Net income available to common stockholders	$66	$171	$263	$464

Weighted average shares outstanding – basic	30,319	32,020	30,357	32,759
Dilutive effect of equity incentive plan instruments	330	421	339	489
Weighted average shares outstanding – diluted	30,649	32,441	30,696	33,248

Net income per share available to common stockholders – basic	$2.16	$5.34	$8.66	$14.17
Net income per share available to common stockholders – diluted	$2.14	$5.27	$8.57	$13.96

During the three and nine months ended September 30, 2025, weighted average restricted stock units of zero and 50,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

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

The estimated fair values and carrying amounts of the Company’s long-term debt not measured at fair value on a recurring basis were as follows ($ in millions):

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Revolving loans due June 2030	$144	$ 143(1)	$-	$-
Term Loan A, due June 2030	1,874	1,867(2)	-	-
Term Loan A, due June 2027	-	-	2,117	2,093(3)
Term Loan B, due June 2032	1,280	1,298(2)	-	-
Term Loan B, due September 2026	-	-	1,344	1,362(3)
5.625% Notes, due July 2027	1,716	1,712(2)	1,716	1,667(2)
4.75% Notes, due November 2028	996	971(2)	995	930(2)
Mission
Revolving loans due June 2030	62	61(1)	-	-
Revolving loans due June 2027	-	-	62	61(3)
Term Loan B, due June 2028	287	286(2)	289	290(3)

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

During the three and nine months ended September 30, 2025, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

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

The CODM evaluates the performance of the Company’s operating segments based on net revenue and segment profit (loss). Segment profit (loss) includes net revenue, programming and related expenses, selling, general and administrative expenses attributable to the segments, and amortization of broadcast rights. Segment profit (loss) excludes unallocated corporate revenue and expenses, depreciation of property and equipment and amortization of intangible assets, impairment charges, transaction and other one-time expenses, gain on disposal of assets and business divestitures and non-operating income statement items.

The following table sets forth a breakdown of selected financial information for our reportable Broadcast segment and a reconciliation of that segment’s profit to income from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable Broadcast Segment:
Net revenue	$1,131	$1,296	$3,450	$3,723
Programming and related expenses (1)	(556)	(556)	(1,646)	(1,638)
Selling, general and administrative expenses (1)	(184)	(197)	(543)	(579)
Amortization of broadcast rights (1)	(14)	(15)	(45)	(48)
Reportable Broadcast segmentʼs profit	377	528	1,216	1,458
Other segmentsʼ loss, net	(18)	(21)	(79)	(90)
Corporate (unallocated)	(42)	(50)	(144)	(153)
Depreciation and amortization expense (2)	(118)	(121)	(352)	(363)
Transaction and other one-time expenses	(23)	-	(33)	(1)
Miscellaneous	(1)	(1)	(1)	-
Income from operations	$175	$335	$607	$851
(1)
The expenses included in the measure of our reportable Broadcast segment’s profit are as follows:
•
Programming and related expenses – primarily include fees incurred under network affiliation agreements and operating costs to produce and air local news.
•
Selling, general and administrative expenses – primarily include (i) salaries, benefits and payroll taxes, commission, professional fees, travel and software license fees incurred by sales teams and (ii) salaries, benefits and payroll taxes, group insurance and office rental costs incurred in managing the segment’s business units.
•
Amortization of broadcast rights – the amortization of license fees for acquired programs from national program syndicators and certain production companies.
(2)
Includes depreciation of property and equipment and amortization of intangible assets. Excludes amortization of broadcast rights.

The following tables present the disaggregation of the Company’s revenue by source (in millions):

Three Months Ended September 30, 2025	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$694	$29	$-	$(14)	$709
Advertising	427	49	-	-	476
Other	10	2	3	(2)	13
Total net revenue	$1,131	$80	$3	$(16)	$1,198

Nine Months Ended September 30, 2025	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$2,159	$85	$-	$(40)	$2,204
Advertising	1,261	149	-	-	1,410
Other	30	13	7	(4)	46
Total net revenue	$3,450	$247	$7	$(44)	$3,660

Three Months Ended September 30, 2024	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$705	$26	$-	$(12)	$719
Advertising	580	42	-	-	622
Other	11	13	3	(2)	25
Total net revenue	$1,296	$81	$3	$(14)	$1,366

Nine Months Ended September 30, 2024	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$2,171	$78	$-	$(34)	$2,215
Advertising	1,522	134	-	-	1,656
Other	30	17	7	(5)	49
Total net revenue	$3,723	$229	$7	$(39)	$3,920

(1) The elimination of distribution revenue represents intersegment revenue generated by Other segments for services provided to the Broadcast segment.

Our primary sources of revenue include: (i) distribution, comprised primarily of retransmission revenue, carriage fees, affiliation fees and spectrum leasing revenue and (ii) advertising, comprised of non-political and political advertising.

Distribution revenue, our largest category of revenue, primarily results from compensation from cable, satellite and other multichannel video programming distributors (“MVPDs”) and virtual multichannel video distributors (“vMVPDs”) in return for our consent to the retransmission of the signals of our television stations and the carriage of NewsNation, typically based on the number of subscribers the MVPDs and vMVPDs have. We also generate distribution revenues from affiliation fees paid by affiliates of The CW and from programmers who use our spectrum in selected localities to air their content on our multicast streams. Distribution revenue is recognized at the point in time the broadcast signal or cable network feed is delivered to the distributors in the case of retransmission and carriage fee revenue or, in the case of affiliation fees and spectrum leasing revenue, as network programming and spectrum capacity are delivered to our affiliates and customers.

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

During the three and nine months ended September 30, 2025, revenues for two of the Company’s customers exceeded 10% of the Company’s consolidated net revenue. The first customer represented approximately 13% and 14% of the Company’s consolidated net revenue during the three and nine months ended September 30, 2025, respectively. The second customer represented approximately 13% of the Company’s consolidated net revenue during each of the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, revenues for two of the Company’s customers exceeded 10% of the Company’s consolidated net revenue. The first customer represented approximately 11% and 12% of the Company’s consolidated net revenue during each of the three and nine months ended September 30, 2024, respectively, and the second customer represented approximately 12% and 13% of the Company’s consolidated net revenue during the three and nine months ended September 30, 2024, respectively.

Note 16: Subsequent Events

On October 29, 2025, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on November 26, 2025 to stockholders of record on November 12, 2025.

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

As used in this Quarterly Report on Form 10-Q and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned and majority owned subsidiaries; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

As a result of our deemed controlling financial interests in the consolidated VIEs in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we consolidate the financial position, results of operations and cash flows of these VIEs as if they were wholly owned entities. We believe this presentation is meaningful for understanding our financial performance. Refer to Note 2 to our Condensed Consolidated Financial Statements for a discussion of our determinations of VIE consolidation under the related authoritative guidance. The following discussion of our financial position and results of operations includes the consolidated VIEs’ financial position and results of operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including but not limited to: the ultimate outcome, benefits and synergies of the proposed merger between Nexstar and TEGNA and timing thereof; the risks and uncertainties of current economic factors that are beyond our control, such as tariffs and other trade barriers, capital markets volatility, sustained inflation and high interest rates and supply chain disruptions; any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the United States Securities and Exchange Commission (the “SEC”). The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

Merger Agreement with TEGNA

On August 18, 2025, we entered into the Merger Agreement to acquire the outstanding equity of TEGNA, subject to TEGNA’s stockholder approval, certain regulatory approvals and other customary conditions. TEGNA owns and operates 64 television stations and two radio stations in 51 designated market areas in the U.S. We project the acquisition to close by the second half of 2026. Upon closing, the Merger is expected to increase our operational and geographic diversity and scale, enhance our presence in various localities and extend our footprint to additional areas experiencing contested elections. Pursuant to the Merger Agreement, we will acquire TEGNA’s outstanding equity for a cash payment of $22 per share. The transaction is valued at an estimated $6.2 billion, which includes the estimated purchase price of

$5.8 billion (comprising the Merger Consideration and the refinancing of certain existing TEGNA debt), financing fees and transaction costs and expenses. On August 18, 2025, we entered into a debt commitment letter, which was subsequently amended and restated on September 11, 2025, pursuant to which a syndicate of financial institutions committed to provide debt financing up to a maximum of $5.725 billion to consummate the Merger, the refinancing of certain of TEGNA’s existing debt and related transactions. See Note 1 to our Condensed Consolidated Financial Statements for additional information.

Nine Months Ended September 30, 2025 Highlights

•
Entered into a definitive agreement to acquire TEGNA Inc. for $6.2 billion in a transaction expected to be accretive to Nexstar’s standalone Adjusted Free Cash Flow. The transaction is subject to regulatory approvals and is anticipated to close by the second half of 2026.
•
Net revenue decreased 12.3% to $1.2 billion and 6.6% to $3.7 billion during the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024 primarily due to lower political advertising.
•
Declared and paid dividends of $56 million during the three months ended September 30, 2025 and returned capital to stockholders through repurchases of common stock and dividends of $294 million during the nine months ended September 30, 2025.
•
Acquired the assets of WBNX-TV, an independent full power television station serving the Cleveland, OH market for a $22 million cash purchase price.
•
Completed the refinancing of senior secured credit facilities on June 27, 2025, reducing the interest margin, increasing capacity under our revolver, and extending the maturities. During the nine months ended September 30, 2025, the Company repaid $157 million of its debt. Refer to Note 7 for additional information on the debt refinancing.
•
Extended The CW’s broadcast partnership with the Pac-12 Conference through the 2030-31 season.

Overview of Operations

As of September 30, 2025, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements.

As of September 30, 2025, we also own a 79.7% ownership interest in The CW, the fifth major broadcast network in the U.S.; NewsNation, a national cable news network; two multicast networks, Antenna TV and REWIND TV; multicast network services provided to third parties; and a 31.3% ownership stake in TV Food Network. Our digital assets include 125 local websites and 229 mobile applications across local stations, NewsNation and The Hill. The portfolio also includes 72 connected television applications and three free ad-supported television channels from The CW and The Hill.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our 5.625% Notes, due July 2027, and our 4.75% Notes, due November 2028. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2026 and 2034) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Historical Performance

Results of Operations

The following table sets forth the Company’s operating results ($ in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net revenue:
Distribution	$709	$719	(1.4)	$2,204	$2,215	(0.5)
Advertising	476	622	(23.5)	1,410	1,656	(14.9)
Other	13	25	(48.0)	46	49	(6.1)
Net revenue	1,198	1,366	(12.3)	3,660	3,920	(6.6)
Operating expenses:
Direct operating	562	563	(0.2)	1,670	1,663	0.4
Selling, general and administrative	270	277	(2.5)	790	818	(3.4)
Depreciation and amortization	190	190	-	592	588	0.7
Other	1	1	NM	1	-	NM
Total operating expenses	1,023	1,031	(0.8)	3,053	3,069	(0.5)
Income from operations	175	335	(47.8)	607	851	(28.7)
Income from equity method investments, net	5	17		24	52
Interest expense, net	(94)	(113)		(288)	(340)
Pension and other postretirement plans credit, net	7	6		23	20
Gain on disposal of an investment	-	-		-	40
Other income (expenses), net	3	(1)		(2)	(1)
Income before income taxes	96	244		364	622
Income tax expense	(31)	(64)		(111)	(169)
Net income	65	180		253	453
Net loss attributable to noncontrolling interests	5	7		22	27
Net income attributable to Nexstar Media Group, Inc.	$70	$187		$275	$480

NM – Not meaningful.

Three Months Ended September 30, 2025 Compared to the Same Period in 2024

The Company’s revenues decreased 12.3% for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to lower revenues from advertising.

Distribution revenue decreased by $10 million primarily due to the impact of MVPD subscriber attrition and the nonrecurring resolution of a disputed customer claim, offset in part by annual rate escalators and other contractual increases, growth in vMVPD subscribers, and the addition of CW affiliations on certain of our stations.

Advertising revenue decreased by $146 million, due to a decrease in political advertising by $145 million, as 2025 is not an election year.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses decreased by $8 million primarily due recent restructuring initiatives to streamline key lines of business, offset in part by nonrecurring costs related to a disputed customer claim and legal and professional fees related to the proposed merger with TEGNA.

There were no significant changes in depreciation and amortization expense for the three months ended September 30, 2025 compared to the same period in 2024, as described below:

•
Amortization of broadcast rights was $72 million in 2025 compared to $70 million in 2024, primarily due to higher amortization of broadcast rights at The CW of $3 million to $57 million from $54 million, due to mix of programming.
•
Depreciation of property and equipment was $42 million in 2025 compared to $46 million in 2024.
•
Amortization of intangible assets was $76 million in 2025 compared to $74 million in 2024.

Income from equity method investments, net decreased by $12 million primarily due to a decrease in net income of TV Food Network, our largest equity method investment. TV Food Network’s net income decreased primarily due to a decrease in its revenue. For additional information on our investment in TV Food Network, refer to Note 5 to our Condensed Consolidated Financial Statements.

Interest expense, net decreased by $19 million, or 16.8% primarily due to lower interest rates and a reduction in outstanding debt.

The Company’s effective tax rates were 32.3% and 26.2% for each of the respective periods.

For the three months ended September 30, 2025, nondeductible permanent differences accounted for a 1.4% increase in the effective rate. Changes in the valuation allowance resulted in a 3.6% increase in the effective tax rate.

Nine Months Ended September 30, 2025 Compared to the Same Period in 2024

The Company’s revenues decreased 6.6% for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to lower revenues from advertising.

Distribution revenue decreased by $11 million primarily due to the impact of MVPD subscriber attrition and the nonrecurring resolution of a disputed customer claim, offset in part by annual rate escalators and other contractual increases, growth in vMVPD subscribers, and the addition of CW affiliations on certain of our stations.

Advertising revenue decreased by $246 million, due to a decrease in political advertising by $213 million, as 2025 is not an election year, and a decrease in non-political revenue of $33 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses decreased by $21 million primarily due to recent restructuring initiatives to streamline key lines of business, offset in part by nonrecurring costs related to a disputed customer claim, legal and professional fees related to the proposed merger with TEGNA and costs associated with the debt refinancing completed in June 2025.

Depreciation and amortization expense increased by $4 million, as follows:

•
Amortization of broadcast rights was $239 million for the nine months ended September 30, 2025, compared to $226 million for the same period in 2024, an increase of $13 million, primarily due to higher amortization of broadcast rights at The CW of $17 million to $194 million from $177 million, due to increased sports programming in the first quarter.
•
Depreciation of property and equipment was $126 million for the nine months ended September 30, 2025, compared to $137 million for the same period in 2024 primarily due to certain fully depreciated assets.
•
There was no significant change in amortization of intangible assets ($226 million in 2025 compared to $225 million in 2024).

Income from equity method investments, net decreased by $28 million primarily due to a decrease in net income of TV Food Network, our largest equity method investment. TV Food Network’s net income decreased primarily due to a decrease in its revenue. For additional information on our investment in TV Food Network, refer to Note 5 to our Condensed Consolidated Financial Statements.

Interest expense, net decreased by $52 million, or 15.3%, primarily due to lower interest rates and a reduction in outstanding debt.

During the first quarter of 2024, Nexstar received $40 million in cash proceeds, and recorded a gain on disposal of an investment for the same amount, in connection with Broadcast Music Inc.’s sale to New Mountain Capital.

The Company’s effective tax rates were 30.5% and 27.2% for each of the respective periods.

For the nine months ended September 30, 2025, nondeductible permanent differences accounted for a 1.6% increase to the effective tax rate. Changes in the valuation allowance resulted in a 1.3% increase in the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional cash under its revolving credit facilities (with a maturity date of June 2030) to meet its business operating requirements and capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2025, the Company was in compliance with the financial covenants contained in the credit agreements governing its senior secured credit facilities.

Any future adverse economic conditions, including those resulting from tariffs and other trade barriers, sustained inflation and high interest rates among other factors, could adversely affect the Company’s future operating results, cash flows and financial condition.

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$701	$839
Net cash used in investing activities	(118)	(68)
Net cash used in financing activities	(491)	(737)
Net increase in cash and cash equivalents	$92	$34
Cash paid for interest	$294	$344
Income taxes paid, net of refunds	$175	$187

	As of September 30,	As of December 31,
	2025	2024
Cash and cash equivalents	$236	$144

Cash Flows—Operating Activities

Net cash flows provided by operating activities decreased by $138 million during the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to a reduction in net income and changes in operating assets and liabilities primarily reflecting timing of receipts and payments.

Cash Flows—Investing Activities

Net cash flows used in investing activities increased by $50 million during the nine months ended September 30, 2025, compared to the same period in 2024. This was primarily due to payment for an acquisition of $22 million in 2025 and a decrease in proceeds received from disposal of an investment of $40 million in 2024, partially offset by a decrease in capital expenditures of $16 million.

Cash Flows—Financing Activities

Net cash flows used in financing activities decreased by $246 million during the nine months ended September 30, 2025, compared to the same period in 2024. This was primarily due to a decrease in stock repurchases of $298 million partially offset by an increase in debt repayments of $29 million, primarily due to the debt refinancing completed in June 2025, and a decrease in contribution received from noncontrolling interests of $19 million.

Subsequent Investing and Financing Activities

On October 29, 2025, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on November 26, 2025 to stockholders of record on November 12, 2025.

Merger Agreement with TEGNA

On August 18, 2025, Nexstar entered into the Merger Agreement with TEGNA. The agreement contains certain termination rights for both parties, including termination fees under certain circumstances. Nexstar also received committed financing from a group of commercial banks to fund the Merger with TEGNA and related transactions. See Note 1 to our Condensed Consolidated Financial Statements for additional information.

Long-term debt

As of September 30, 2025, the Company had total outstanding debt of $6.4 billion, net of unamortized financing costs, discounts and premium, which represented 73.6% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of September 30,	As of December 31,
($ in millions)	2025	2024
Nexstar senior secured credit facility	$3,324	$3,479
Mission senior secured credit facility	350	352
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Total outstanding principal	6,388	6,545
Less: Unamortized financing costs, discounts and premium, net	(29)	(22)
Total outstanding debt	$6,359	$6,523

Unused revolving loan commitments under senior secured credit facilities (1)	$600	$545

(1)
Based on covenant calculations as of September 30, 2025, all of the $586 million and $14 million in unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2025 (in millions):

		Payments Due by Period
	Total	Remainder of 2025	2026	2027-2028	2029-2030	Thereafter
Nexstar senior secured credit facility	$3,324	$26	$108	$217	$1,741	$1,232
Mission senior secured credit facility	350	1	3	284	62	-
5.625% Notes, due July 2027	1,714	-	-	1,714	-	-
4.75% Notes, due November 2028	1,000	-	-	1,000	-	-
Total	$6,388	$27	$111	$3,215	$1,803	$1,232

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

We make semiannual interest payments on the 5.625% Notes, due July 2027, on January 15 and July 15 of each year. We make semiannual interest payments on our 4.75% Notes, due November 2028, on May 1 and November 1 of each year. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our 5.625% Notes, due July 2027, and 4.75% Notes, due November 2028, limit, but do not prohibit us or Mission, from incurring substantial amounts of additional debt in the future. The Company’s senior secured credit facilities and the indentures governing our existing notes may limit the amount of dividends we may pay to stockholders and share repurchases we may make over the term of the agreements.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. Any future adverse economic conditions, including those resulting from heightened and sustained inflation and high interest rates, could adversely affect our future operating results and cash flows and may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

The Nexstar credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25:1.00. Pursuant to the Nexstar credit agreement, this covenant ratio at Nexstar’s election will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made during the life of the facility. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in the Nexstar credit agreement. As of September 30, 2025, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027, and Nexstar’s 4.75% Notes, due November 2028, for a period of at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2025, we had outstanding standby letters of credit with various financial institutions amounting to $20 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Issuer and Guarantor Summarized Financial Information

Nexstar Media Inc. (the “Issuer”) is the issuer of 5.625% Notes, due July 2027, and 4.75% Notes, due November 2028. These notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar Media Group, Inc. (“Parent”), Mission (a consolidated VIE) and the Subsidiary Guarantors (as defined below). The Issuer, Subsidiary Guarantors, Parent and Mission are collectively referred to as the “Obligor Group” for the 5.625% Notes, due July 2027, and 4.75% Notes, due November 2028. “Subsidiary Guarantors” refers to certain of the Issuer’s restricted subsidiaries (excluding The CW) that guarantee these notes. The guarantees of the notes are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the indentures governing the 5.625% Notes, due July 2027, and the 4.75% Notes, due November 2028. The 5.625% Notes, due July 2027, and 4.75% Notes, due November 2028, are not registered with the SEC.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	September 30, 2025	December 31, 2024
Current assets – external(1)	$1,262	$1,149
Current assets – due from consolidated entities outside of Obligor Group	11	11
Total current assets	1,273	1,160
Noncurrent assets – external(1)(2)	8,860	9,066
Noncurrent assets – due from consolidated entities outside of Obligor Group	73	74
Total noncurrent assets	8,933	9,140
Total current liabilities(1)	667	685
Total noncurrent liabilities(1)	8,187	8,387
Noncontrolling interests	-	-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028, and 5.625% Notes, due July 2027. On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW.
(2)
Excludes Issuer’s equity investments of $774 million and $877 million as of September 30, 2025 and December 31, 2024, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028, and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Nine Months Ended
September 30, 2025
Net revenue – external	$3,505
Net revenue – from consolidated entities outside of Obligor Group	11
Total net revenue	3,516
Costs and expenses – external	2,772
Costs and expenses – to consolidated entities outside of Obligor Group	50
Total costs and expenses	2,822
Income from operations	694
Net income	314
Net income attributable to Obligor Group	314
Income from equity method investments, net	24

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

Information with respect to the Company’s critical accounting estimates which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Management believes that as of September 30, 2025, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 5.63% to 6.63% as of September 30, 2025, which represent (i) SOFR plus (ii) a credit spread adjustment, as applicable, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of September 30, 2025, an increase in SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $37 million (excluding tax effects). A decrease in SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $37 million (excluding tax effects). Our 5.625% Notes, due July 2027, and 4.75% Notes, due November 2028, are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2025, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2025, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025, except for the following risk factors associated with the proposed acquisition of TEGNA as fully described in Note 1 to our Condensed Consolidated Financial Statements.

Risk Factors Related to the Proposed Merger with TEGNA

The proposed Merger with TEGNA is subject to conditions, some or all of which may not be satisfied, on a timely basis or at all.

The completion of the Merger is subject to the satisfaction (or waiver by all parties, to the extent permissible) of a number of conditions as specified in the Merger Agreement. These closing conditions include, among other things, (i) the approval of the Merger Agreement by the holders of at least a majority of the outstanding shares of common stock of TEGNA entitled to vote thereon, (ii) the absence of any order, writ, injunction, judgment, decree or ruling by a court of competent jurisdiction in the United States or law in the United States having been adopted prohibiting the consummation of the Merger, (iii)(x) the expiration or termination of the waiting period applicable to the TEGNA Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any agreement with a governmental entity not to consummate the transactions contemplated by the Merger Agreement that was entered into with the prior written consent of each of Nexstar and TEGNA and (y) the grant by the FCC of applications required to be filed with the FCC to obtain the approvals of the FCC pursuant to the Communications Act and FCC rules necessary to consummate the transactions contemplated by the Merger Agreement, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers), (v) the performance and compliance in all material respects by the parties of their respective covenants required by the Merger Agreement to be performed or complied with by such party prior to the Effective Time (as defined in the Merger Agreement) and (vi) the absence, since June 30, 2025, of any effect, change, event, occurrence or development that has had or would reasonably be expected to have, individually or in the aggregate, a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing.

The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed, we may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, will be subject to a number of risks. In particular, upon termination of the Merger Agreement under certain specified circumstances, including TEGNA’s entry into a definitive agreement with respect to a superior proposal in accordance with the terms of the Merger Agreement, TEGNA will be required to pay Nexstar a termination fee of $120 million. Upon termination of the Merger Agreement under certain circumstances, including the termination by either party because certain required regulatory clearances are not obtained before the outside date of August 18, 2026 (subject to one three-month extension), Nexstar will be required to pay TEGNA a termination fee of $125 million. We may also experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed.

Delays in the completion of the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe and, among other things, result in additional transaction costs, loss of revenue, additional expense or other negative effects associated with delay and uncertainty about completion of the Merger. If we or TEGNA are required to divest assets or businesses as a condition to the Merger, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. Such divestitures could also reduce the benefits that may be realized by the combined company from the Merger.

We may fail to realize all of the anticipated benefits of the Merger with TEGNA, or those benefits may take longer to realize than expected. The combined company may also encounter difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the Merger will depend on our ability to successfully integrate TEGNA into our business. The integration of a business is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating our business practices and operations with the business practices and operations of TEGNA. The integration process may disrupt our business and, if implemented ineffectively, would restrict the full realization of the anticipated benefits from the Merger. The failure to meet the challenges involved in integrating the acquired business and to realize the anticipated benefits of the transaction could adversely impact the carrying value of the goodwill, could cause an interruption of, or a loss of momentum in, our business activities, and could adversely impact our business, financial condition and results of operations. In addition, the overall integration of TEGNA may result in material unanticipated problems, expenses, liabilities, loss of customers and diversion of the attention of our management and employees. The challenges of integrating the operations of acquired businesses include, among others:

•
difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;
•
challenges in keeping key business relationships in place;
•
difficulties in the integration of operations and systems, including information technology systems;
•
difficulties in establishing effective uniform controls, standards, systems, procedures, business cultures, compensation structures and accounting and other policies;
•
difficulties in managing the expanded operations of a larger and more complex company; and
•
challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the combined company.

Many of these factors are outside of our control, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and earnings and diversion of management’s time and energy, each of which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the operations of our business and TEGNA are integrated successfully, the full benefits of the Merger may not be realized, including the synergies, cost savings, growth opportunities, or cash flows that are expected, and we will also be subject to additional risks that could impact future earnings. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of TEGNA. In addition, it is possible that the integration process could result in the loss of key employees and/or inconsistencies in standards, controls, procedures and policies, which may adversely affect our ability to maintain relationships with customers, other providers and employees or to achieve the anticipated benefits of the Merger. These integration matters and our significant amount of indebtedness may hinder our ability to make further acquisitions and could have an adverse effect on us for an undetermined period after consummation of the Merger. All of these factors could decrease or delay the expected accretive effect of the Merger or have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There was no common stock repurchased during the quarter ended September 30, 2025. As of September 30, 2025, the remaining available amount under the share repurchase authorization was $1.4 billion.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

ITEM 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of August 18, 2025, by and among Nexstar Media Group, Inc., Teton Merger Sub, Inc. and TEGNA Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 19, 2025).

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

Dated: November 6, 2025