Form 10-K
period 2025-12-31
NEXSTAR MEDIA GROUP, INC.
filed 2026-02-27
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number: 000-50478

NEXSTAR MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3083125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

545 E. John Carpenter Freeway, Suite 700, Irving, Texas	75062
(Address of Principal Executive Offices)	(Zip Code)

(972) 373-8800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NXST	NASDAQ Global Select Market

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $4,901,766,022.

As of February 26, 2026, the Registrant had 30,327,997 shares of Common Stock outstanding.

Documents Incorporated By Reference

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant’s fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Nexstar” refers to Nexstar Media Group, Inc., a Delaware corporation, and its consolidated wholly owned and majority-owned subsidiaries, “Nexstar Media” refers to Nexstar Media Inc., a Delaware corporation and Nexstar’s wholly owned subsidiary; the “Company” refers to Nexstar and the variable interest entities (“VIEs”) required to be consolidated in our financial statements; and all references to “we,” “our,” “ours,” and “us” refer to Nexstar.

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

There are 210 generally recognized television markets, known as Designated Market Areas (“DMAs”), in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the 2025-2026 Nielsen Local Television Market Universe Estimates as published by The Nielsen Company (“Nielsen”).

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including but not limited to: the ultimate outcome, benefits and synergies of the proposed merger between Nexstar and TEGNA Inc., a Delaware corporation (“TEGNA”) and the timing thereof; the risks and uncertainties of current economic factors that are beyond our control, such as tariffs and other trade barriers, capital markets volatility, sustained inflation, high interest rates and supply chain disruptions; any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

PART I

Item 1. Business

Company Overview

We are a leading diversified media company that produces and distributes engaging local and national news, sports and entertainment content across our television and digital platforms, including more than 317,000 hours of programming produced annually by our business units. Nexstar owns America’s largest local television broadcasting group comprised of top network affiliates, with over 200 owned or partner stations in 116 U.S. markets in 40 states and the District of Columbia reaching over 225 million people. Nexstar’s national television properties include an 80.8% interest in The CW Network, LLC (“The CW”), the fifth major broadcast network in the U.S., NewsNation, a national news network providing “News for All Americans,” two popular entertainment multicast networks, Antenna TV and REWIND TV, and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). The Company’s portfolio of digital assets, including its local TV station apps and websites, The Hill and NewsNationNow.com, is collectively a Top 10 U.S. digital news and information property, attracting over 90 million monthly unique users on average during 2025 according to Comscore.

On August 18, 2025, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire the outstanding equity of TEGNA (such transaction, the “Merger”). TEGNA owns and operates 64 television stations and two radio stations in 51 DMAs in the U.S. The Merger is anticipated to close by the second half of 2026. For more information see the “Merger Agreement with TEGNA” paragraph later in this Item 1.

We are a Delaware corporation formed in 1996. Our principal offices are at 545 E. John Carpenter Freeway, Suite 700, Irving, TX 75062. Our telephone number is (972) 373-8800 and our website is http://www.nexstar.tv. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

Competitive Strengths

Focus on Broadcast Television. The substantial majority of our assets, including our television stations, The CW and our multicast networks, are broadcast television assets. Our television stations are affiliates of CBS, FOX, NBC and ABC (together, the “Big 4”), as well as The CW and MyNetworkTV (“MNTV”). We are the first, second or third largest affiliate group for each broadcast network. According to Nielsen, the Big 4 broadcast networks carry the nation’s most-watched programming by a significant margin (including the substantial majority of National Football League (“NFL”) games). The broadcast television model has several inherent advantages: (i) it reaches more viewers than any other distribution model, including multichannel and other select pay television subscribers as well as the 18% of the population that only receives their television programming over the air, (ii) it is the preferred distribution platform for most professional sports organizations delivering the widest reach to their fanbases, thereby enhancing franchise value, and (iii) it remains under-monetized as broadcast stations receive a lower percentage of total programming fees paid to content providers by distributors (e.g., cable companies, satellite companies and multichannel streaming platform providers) than the aggregate viewership they generate.

Unique Combination of Scaled Local Audiences and Powerful National Reach. We are the largest local television broadcasting company in the United States, generating $4.9 billion of revenue for the year ended December 31, 2025. Our and our partners’ over 200 broadcast stations in 116 local markets reach approximately 70% of U.S. television households (without applying the Federal Communications Commission’s (“FCC”) ultra-high-frequency (“UHF”) discount). This local reach is augmented by the national reach we have via our broadcast network, The CW, and our national news network, NewsNation. According to Nielsen, The CW reaches over 128 million television households, equal to the reach of the ABC, CBS, FOX and NBC broadcast networks, and NewsNation reaches approximately 58 million television households, virtually equivalent to the reach of Fox News, MS NOW and CNN. Together, Nexstar can provide both national reach and activation of local audiences at scale, representing a differentiated and attractive value proposition for advertisers and brands in an increasingly fragmented marketplace.

Leading Local Franchises. We are focused on building and maintaining leading local franchises in the 116 local markets we serve. In total, we employ approximately 6,000 journalists and 1,600 salespeople, produce over 317,000 hours of programming, and have relationships with over 50,000 advertisers. For the year ended December 31, 2025, excluding our owned network assets, the Company earned approximately 68% of its advertising revenue from local (non-network) programming.

•
Recognizable Local Brands. Our television stations have typically been established in our markets for decades. Our long-term, track record of reliable local news and community outreach initiatives, provides us with strong local brand recognition and affinity which helps generate viewership and advertising sales.
•
High Quality, Independent Local Programming. Our strong local brands are primarily attributable to our high-quality local programming, including news, lifestyle, sports and syndicated programming. All of the news programming produced by Nexstar stations rated by a third-party watchdog group, Ad Fontes, is judged to be politically neutral. In addition, according to Ad Fontes, virtually all of the news programming has a reliability rating of “reliable; analysis/fact reporting.” In 2025, journalists at our stations won 531 awards for their reporting, including 56 Edward R. Murrow awards and 121 Emmy awards.
•
Local Sales Force. We employ a local sales force in each of our markets which capitalize on our investment in local programming, websites and connected television (“CTV”) or over-the-top (“OTT”) applications by selling advertising on these platforms as well as selling third-party digital advertising inventory to enhance advertiser campaigns.
•
Presence in Contested Election Markets. In even-numbered years, when most elections are held, we have historically generated substantial revenue from locally driven political advertising. Given our expansive geographic reach, our station footprint typically overlaps with over 80% of contested election markets, enabling us to capture a relatively consistent share of total television broadcasting political advertising spending in election years.
•
Duopolies. We own or provide services to more than one station in more than half of our markets which enhances our service to local communities, broadens our audience share, increases our revenue share, and enables significant operating efficiencies.

Strong National Brands. We have a portfolio of scaled, strong national brands that enables us to meaningfully engage with national advertisers. Our primary national brands include The CW, NewsNation and The Hill. The CW is America’s fifth national broadcast network. NewsNation is our news network providing fact-based, unbiased “News for All Americans.” The Hill is the nation’s leading, independent political digital media platform.

Diversified Revenue Streams. Our revenue streams are diversified by geography, affiliation and source. In 2025, we generated 59% of our revenue from distribution, 40% from advertising (approximately 39% from commercial sources and 1% from political sources), and 1% from other sources. No single customer generated more than 13% of our revenue; no single market generated more than 3% of our revenue; and our affiliations are diverse with no network affiliate group representing more than 25% of our 2025 combined core and political advertising net revenue.

Intense Operational Focus. We emphasize strict controls on operating and programming costs in order to increase net income, Adjusted EBITDA and Adjusted Free Cash Flow. We continually seek to identify and implement cost savings at each of our stations, the stations we provide services to, and other business units. For example, during the fourth quarter of 2024, we implemented a strategic, operational restructuring which enabled us to reduce overall operating expenses before one-time and transaction-related expenses, from 2024 to 2025. We achieved these cost reductions by reducing middle management in our ad sales division, streamlining work processes at our local markets to improve productivity, and improving integration of The CW and The Hill into the broader organization, among other initiatives. In addition, we are able to achieve economies of scale by leveraging our size and corporate management expertise by providing programming, financial, sales and marketing support to our owned stations, the stations to which we provide services and to other business units. Our operational execution expertise is the direct result of our talented management team. We seek to attract and retain corporate, business unit and station general managers with proven track records by providing equity incentives.

Attractive Financial Profile. In 2025 and 2024, we generated total net revenue of $4.9 billion and $5.4 billion, respectively, generated net cash flow from operating activities of $891 million and $1.25 billion, respectively, and returned a significant percentage of that cash flow to shareholders in the form of share repurchases and dividends—$351 million in 2025 and $820 million in 2024—while maintaining a corporate credit rating of Ba3 / BB+ as rated by Moody’s / S&P. We believe we have the financial flexibility to invest in both organic and inorganic growth initiatives while continuing to return capital to our shareholders. In 2026, we anticipate we will use some of our financial capacity to execute on the acquisition of TEGNA.

Growth Strategies

We continually seek to generate revenue, net income, Adjusted EBITDA and Adjusted Free Cash Flow growth through the following strategies:

Leverage Our Scale. As the largest local television broadcaster with significant and scaled national media properties, we believe we are an important partner for the major broadcast networks as we are one of the largest affiliate groups for each network, multichannel video programming distributors (“MVPDs”) and virtual multichannel video programming distributors (“vMVPDs”) who include our programming in their consumer offerings, and advertisers. For national advertisers, we have a collection of national networks/properties including The CW, NewsNation, Antenna TV and The Hill as well as television stations covering 70% of the country (without applying the FCC UHF discount) including eight of the top 10 and 18 of the top 25 DMAs. Our digital assets attract an audience that makes us a top ten digital news and information property, according to Comscore. Our scale provides us with beneficial operating advantages in the form of services we can provide to our advertisers, audience and employees, a platform for growth and operating expense synergies and access to capital. As part of this strategy, in 2023, we centralized our national advertising sales in house in order to drive advertising sales across our diversified media portfolio by further emphasizing our client-first approach, combined with a new data-driven, multi-platform focus.

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

The CW. As the largest affiliate of The CW, we acquired the network in September 2022 (for no consideration) in order to sustain and grow our CW-related revenue streams and to improve this underexploited national broadcast network asset. Our growth strategy for The CW has been to cost-efficiently improve and diversify the programming to better align with broadcast audiences with the intention of improving ratings and revenue (both distribution and advertising) while reducing programming and other operating costs. Since we made the acquisition, we have (i) increased the hours of programming provided by the network by almost 60%, (ii) introduced sports and sports-related programming through the creation of CW Sports with the acquisition of exclusive broadcast rights to NASCAR O’Reilly Auto Parts Series (formerly known as the NASCAR Xfinity Series), WWE NXT, ACC college football and basketball, Pac-12 football games, AVP beach volleyball, PBR Team Series, and Professional Bowlers Association events, among other events, and (iii) increased the percentage of total programming hours offered by the network in 2025 related to sports and sports-related programming to over 40% from 0% at acquisition, all while reducing programming costs by more than 50% and improving operating cash flows of the network. In addition, we have been able to grow The CW’s distribution revenue while increasing the number of CW affiliations held by us and our partners to 58, representing 48.2% of total U.S. TV households. We and our partners together own the largest group of CW affiliates, larger than any of the Big 4 networks’ ownership of their respective network-affiliated stations. We believe there is potential for The CW to further improve its profitability and, together with Nexstar’s CW station affiliates, the overall net profit contribution to Nexstar.

NewsNation. NewsNation is our national news network providing “News for All Americans,” which has been recognized by independent watchdog groups such as Ad Fontes Media, NewsGuard and AllSides for its independent, unbiased reporting of national and local news. In 2024, NewsNation successfully expanded to 24 hours of news programming seven days a week. NewsNation was launched in 2020, when we initiated the conversion of WGN America to NewsNation, leveraging our core competency in news and profitable foundation to build a network focused on providing unbiased, fact-based news. We believe there is significant growth potential for NewsNation as news networks are among the most watched and most profitable cable networks.

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

Acquire and Invest in New and Complementary Businesses. We selectively pursue acquisitions where we believe we can improve revenue, net income, Adjusted EBITDA and cash flow. Historically, we have been able to achieve significant improvements from acquisitions of television broadcasting assets by applying our favorable distribution contracts to newly acquired stations, reducing costs by creating duopolies or operating stations together in selected markets and executing on other overhead and cost-based synergies. We plan to continue to pursue television station acquisitions. In addition, we may selectively pursue acquisitions of businesses that leverage our platform, scale and capabilities and are complementary to our vision of providing local news, entertainment, and sports content through broadcast and digital platforms as well as serving the local advertiser.

Merger Agreement with TEGNA

Pursuant to the Merger Agreement, we will acquire TEGNA’s outstanding equity for a cash payment of $22 per share (the “Merger Consideration”). The transaction is valued at an estimated $6.2 billion, which includes the estimated purchase price of $5.8 billion (comprising the Merger Consideration and the refinancing of certain existing TEGNA debt), financing fees and transaction costs and expenses. On August 18, 2025, we entered into a debt commitment letter, which was subsequently amended and restated on September 11, 2025, pursuant to which a syndicate of financial institutions committed to provide debt financing up to a maximum of $5.725 billion to consummate the Merger, the refinancing of certain of TEGNA’s existing debt and related transactions.

The Merger has been approved by the boards of directors of both companies and by the stockholders of TEGNA and is anticipated to close by the second half of 2026, subject to (i) FCC consent, (ii) receipt of other regulatory approvals including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) satisfaction of other customary closing conditions. The Merger does not require approval of Nexstar stockholders and is not subject to any financing condition.

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

Proposed Merger highlights:

•
Preserves high-quality local journalism and diversity of opinion. Combines two best-in-class television broadcast companies which share an unwavering commitment to localism, innovation, and superior, trustworthy programming.
•
Increases operational and geographic diversity and scale. Upon closing, Nexstar, together with its partners, will have 265 full-power television stations in 44 states and the District of Columbia and 132 of the country’s 210 television DMAs. The combined company will have stations in 9 of the top 10 DMAs, 41 of the top 50 DMAs, 62 of the top 75 DMAs and 82 of the top 100 DMAs, covering, in total, 80% of U.S. television households. The enhanced scale of the Company will enable us to compete better with the much larger technology and media companies in our industry.
•
Enhances presence in local DMAs. Nexstar’s station footprint overlaps with TEGNA in 35 of TEGNA’s 51 DMAs, providing improved synergy potential in these markets.
•
Extends footprint to additional contested election DMAs. The addition of strong Big-4 affiliates in key contested election DMAs, such as Phoenix, AZ, Atlanta, GA, Toledo, OH, and Portland, ME, will enhance the political advertising outlook for Nexstar in even-numbered years.
•
Expected to drive increased profitability through identified synergies. We have identified contractual revenue, station-level, and corporate overhead cost savings that can be achieved through the combination.

Stations

As of February 26, 2026, we owned, operated, programmed or provided sales and other services to 201 full power television stations in 116 markets in 40 states and the District of Columbia, reaching approximately 39% of all U.S. television households reflecting our owned stations only and after applying the FCC UHF discount and approximately 70% of all U.S. television households reflecting our and our partners’ stations and excluding the FCC UHF discount. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MNTV and other broadcast television networks and provide television programming to consumers in our markets, including network programming, content that the stations produce, including local news, and syndicated programs that the stations acquire. We also own and operate one AM radio station in Chicago, IL.

Of the 201 full power television stations, 37 are 100% independently owned by VIEs. We consolidate 35 of these VIEs (the “consolidated VIEs”) in our financial statements. In compliance with FCC regulations for all the parties, all VIEs maintain responsibility for and control over programming, finances, personnel and operations of their stations. For the consolidated VIEs, we are deemed under U.S. GAAP to have controlling financial interests in these entities because of Nexstar’s (i) local service agreements with the consolidated VIEs’ stations, (ii) guarantee (excluding The CW) of the obligations incurred under the senior secured credit facility of Mission Broadcasting, Inc. (“Mission”), a consolidated VIE, (iii) power over significant activities affecting the consolidated VIEs’ economic performance, including budgeting for advertising revenue, certain advertising sales and, in some cases, hiring and firing of sales force personnel, and (iv) renewable, exercisable and assignable purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all of the consolidated VIEs’ stations at any time, subject to FCC consent. For additional information on VIEs, see Note 2 to our Consolidated Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

The following table sets forth general information about the television stations (full power, low power, and multicast channels) we own, operate, program or provide sales and other services to as of February 2026. Bold denotes networks owned by Nexstar.

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliations	FCC License Expiration Date
1	New York, NY	LSA	WPIX	The CW	WPIX-D2, D4	Antenna TV, REWIND TV	(4)
2	Los Angeles, CA	O&O	KTLA	The CW	KTLA-D2, D3, D4, D5	Antenna TV, GRIT, ShopLC, REWIND TV	(4)
3	Chicago, IL	O&O	WGN	The CW	WGN-D2, D3, D4, D5	Antenna TV, GRIT, REWIND TV, The Nest	4/1/2030
4	Dallas, TX	O&O	KDAF	The CW	KDAF-D2, D3, D4, D5	Antenna TV, GRIT, Charge!, REWIND TV	8/1/2030
5	Philadelphia, PA	O&O	WPHL	The CW	WPHL-D2, D3, D4	Antenna TV/MNTV, GRIT, Comet	8/1/2031
6	Houston, TX	O&O	KIAH	The CW	KIAH-D2, D3, D4, D5	Antenna TV, The Nest, HSN2, REWIND TV	(4)
8	Washington DC/Hagerstown, MD	O&O O&O	WDCW WDVM	The CW Independent	WDCW-D2, D3, D4 WDVM-D2, D3, D4	Antenna TV, WDVM, Univision ION Mystery, REWIND TV, ShopLC	10/1/2028 10/1/2028
9	San Francisco, CA	O&O	KRON	The CW	KRON-D2, D3, D4, D5	Antenna TV, REWIND TV, ROAR, Defy	(4)
11	Tampa, FL	O&O O&O O&O	WFLA WTTA(3)	NBC The CW	WFLA-D2, D3 WTTA-D2 WSNN-LD, D2, D3, D4	Charge!, Antenna TV Cozi TV MNTV, GRIT, Laff, Court TV	2/1/2029 2/1/2029 2/1/2029
12	Phoenix, AZ	LSA	KAZT	The CW	KAZT-D2, D3, D4, D5	Independent, Merit Street, Charge!, REWIND TV	10/1/2030
17	Denver, CO	O&O O&O O&O	KDVR KFCT KWGN	FOX FOX The CW	KDVR-D2, D3 KWGN-D2, D3, D4	Antenna TV, ROAR Charge!, Comet, HSN2	(4) (4) 4/1/2030
19	Cleveland, OH	O&O O&O	WJW WBNX	FOX The CW	WJW-D2, D3, D4 WBNX-D2, D3, D4, D5	Antenna TV, Comet, Charge! BUZZR, REWIND TV, H&I, Start	10/1/2029 10/1/2029
20	Sacramento, CA	O&O	KTXL	FOX	KTXL-D2, D3, D4	Antenna TV, GRIT, ROAR	(4)
21	Charlotte, NC	O&O O&O	WJZY WMYT	FOX The CW	WJZY-D3, D4, D5, D6, D7, D8	Charge!, GRIT, ShopLC, ION, Antenna TV, REWIND TV/MNTV	12/1/2028 12/1/2028
22	Raleigh, NC	O&O	WNCN	CBS	WNCN-D2, D3, D4	REWIND TV, GRIT, Antenna TV	12/1/2028
23	Portland, OR	O&O O&O	KOIN KRCW	CBS The CW	KOIN-D2, D3 KRCW-D2, D3, D4	getTV, REWIND TV Antenna TV, GRIT, ShopLC	(4)
24	St. Louis, MO	O&O O&O	KTVI KPLR	FOX The CW	KTVI-D2, D3, D4 KPLR-D2, D3, D4	Antenna TV, GRIT, ShopLC Court TV, Comet, 365 Black	2/1/2030 2/1/2030
25	Nashville, TN	O&O	WKRN	ABC	WKRN-D2, D3, D4	ION Mystery, Defy, 365 Black	8/1/2029
26	Indianapolis, IN	O&O O&O O&O	WTTV WTTK WXIN	CBS CBS FOX	WTTV-D2, D3, D4, D5 WTTK-D2, D3 WXIN-D2, D3, D4	Independent, Comet, ROAR, REWIND TV Independent, Cozi TV Antenna TV, Defy, Charge!	8/1/2029 8/1/2029 8/1/2029
27	Salt Lake City, UT	O&O O&O	KTVX KUCW	ABC The CW	KTVX-D2, D3, D4 KUCW-D2, D3, D4	Antenna TV, REWIND TV, Outlaw ION Mystery, Defy, ShopLC	10/1/2030 (4)
30	San Diego, CA	O&O O&O	KSWB KUSI	FOX Independent	KSWB-D2, D3, D4 KUSI-D2	Antenna TV, Court TV, ION REWIND TV	(4) 12/1/2030
32	Austin, TX	O&O O&O LSA	KXAN KBVO KNVA	NBC MNTV The CW	KXAN-D2, D3, D4, D5 KBVO-D2, D3, D4 KNVA-D2, D3, D4	Cozi TV, ION, REWIND TV, ION Plus Bounce, Antenna TV, Defy GRIT, Laff, Court TV	8/1/2030 8/1/2030 8/1/2030
33	New Haven, CT	O&O O&O	WTNH WCTX(3)	ABC MNTV	WTNH-D2 WCTX-D2	REWIND TV Charge!	(4) 4/1/2031
34	Columbus, OH	O&O	WCMH	NBC	WCMH-D2, D3, D4	GRIT, ION, Laff	10/1/2029
35	Kansas City, MO	O&O	WDAF	FOX	WDAF-D2, D3, D4	Antenna TV, REWIND TV, ROAR	(4)
36	Spartanburg, SC	O&O O&O	WSPA WYCW(3)	CBS The CW	WSPA-D3 WYCW-D3	ION REWIND TV	12/1/2028 12/1/2028
40	Las Vegas, NV	O&O	KLAS	CBS	KLAS-D2, D3, D4	Antenna TV, REWIND TV, ShopLC	10/1/2030
42	Harrisburg, PA	O&O	WHTM	ABC	WHTM-D2, D3, D4, D5	ION, GRIT, Laff, WLYH	(4)
43	Grand Rapids, MI	O&O O&O O&O	WOOD WOTV	NBC ABC	WOOD-D2, D3 WOTV-D2, D3, D4 WXSP-CD, D2, D3	REWIND TV, Defy The CW, Charge!, ShopLC MNTV, The Nest, Comet	10/1/2029 10/1/2029 10/1/2029
44	Portsmouth, VA	O&O O&O	WAVY WVBT	NBC FOX	WAVY-D2, D3, D4 WVBT-D2, D3, D4	The Nest, getTV, Defy The CW, REWIND TV, Cozi TV	10/1/2028 10/1/2028
45	Oklahoma City, OK	O&O O&O	KFOR KAUT	NBC The CW	KFOR-D2, D3, D4 KAUT-D2, D3, D4	Antenna TV, True Crime, Defy REWIND TV, ION Mystery, Cozi TV	(4)
46	Birmingham, AL	O&O	WIAT	CBS	WIAT-D2, D3, D4	ION Mystery, GRIT, ION Plus	4/1/2029
47	Greensboro, NC	O&O	WGHP	FOX	WGHP-D2, D3, D4	Antenna TV, GRIT, Defy	12/1/2028
49	Albuquerque, NM	O&O O&O O&O LSA LSA LSA	KRQE KREZ KBIM KRWB KWBQ KASY	CBS CBS CBS The CW The CW MNTV	KRQE-D2, D3 KREZ-D2 KBIM-D2 KRWB-D2 KWBQ-D2, D3, D4, D5 KASY-D2, D3, D4, D5	FOX, Bounce FOX FOX MNTV GRIT, Laff, ION, REWIND TV ION Mystery, getTV, Court TV, Antenna TV	10/1/2030 4/1/2030 10/1/2030 10/1/2030 10/1/2030 10/3/2030
50	New Orleans, LA	O&O O&O	WGNO WNOL	ABC The CW	WGNO-D2, D3, D4 WNOL-D2, D3, D4	Antenna TV, REWIND TV, ROAR GRIT, Charge!, Comet	(4) 6/1/2029
51	Memphis, TN	O&O	WREG	CBS	WREG-D2, D3	News3, Antenna TV	8/1/2029
53	Providence, RI	O&O LSA	WPRI WNAC	CBS FOX	WPRI-D2, D3, D4 WNAC-D2, D3, D4	MNTV, True Crime, Defy The CW, REWIND TV, Antenna TV	(4)

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliations	FCC License Expiration Date
54	Richmond, VA	O&O	WRIC	ABC	WRIC-D2, D3, D4	REWIND TV, Cozi TV, Laff	10/1/2028
55	Buffalo, NY	O&O O&O	WIVB(3) WNLO	CBS The CW	WIVB-D2 WNLO-D2	QVC REWIND TV	(4)
56	Fresno, CA	O&O O&O	KSEE KGPE	NBC CBS	KSEE-D2, D3, D4 KGPE-D2, D3, D4	Bounce, GRIT, REWIND TV ION Mystery, Antenna TV, Court TV	(4)
57	Mobile, AL	O&O O&O	WKRG WFNA	CBS The CW	WKRG-D2, D3, D4 WFNA-D2, D3, D4	ION, Antenna TV, Court TV Bounce, Busted, GRIT	4/1/2029 4/1/2029
58	Wilkes Barre, PA	O&O LSA	WBRE WYOU	NBC CBS	WBRE-D2, D3, D4 WYOU-D2, D3, D4	Laff, REWIND TV, Defy ION Mystery, getTV, Cozi TV	(4) 8/1/2031
59	Little Rock, AR	O&O O&O LSA LSA	KARK KARZ KLRT KASN	NBC MNTV FOX The CW	KARK-D2, D3, D4 KARZ-D2 KLRT-D2 KASN-D2, D3, D4, D5	Laff, GRIT, Antenna TV Bounce ION Mystery REWIND TV, ION, ION Plus, GRIT	6/1/2029 6/1/2029 6/1/2029 6/1/2029
60	Albany, NY	O&O LSA	WTEN WXXA	ABC FOX	WTEN-D2, D3, D4 WXXA-D2, D3, D4, D5	Cozi TV, Antenna TV, ION Mystery OTB-TV, GRIT, ShopLC, True Crime	(4) 6/1/2031
61	Knoxville, TN	O&O	WATE	ABC	WATE-D2, D3, D4	Antenna TV, REWIND TV, Cozi TV	8/1/2029
63	Lexington, KY	O&O	WDKY	FOX	WDKY-D2, D3, D4	REWIND TV, Charge!, Comet	8/1/2029
65	Dayton, OH	O&O LSA	WDTN WBDT(3)	NBC The CW	WDTN-D2, D3 WBDT-D2	ION Mystery, ION Bounce	10/1/2029 10/1/2029
67	Des Moines, IA	O&O	WHO	NBC	WHO-D2, D3, D4	REWIND TV, Antenna TV/ACC Network, Iowa’s Weather Channel	2/1/2030
68	Green Bay, WI	O&O	WFRV	CBS	WFRV-D2, D3, D4	Bounce, True Crime, REWIND TV	12/1/2029
69	Honolulu, HI	O&O O&O O&O O&O O&O O&O	KHON KHAW KAII KGMD KGMV KHII	FOX FOX FOX MNTV MNTV MNTV	KHON-D2, D3, D4 KHAW-D2, D3, D4 KAII-D2, D3, D4	The CW, GRIT, REWIND TV The CW, GRIT, REWIND TV The CW, GRIT, REWIND TV	(4) (4) (4) (4) (4) 2/1/2031
70	Roanoke, VA	O&O O&O	WFXR WWCW	FOX The CW	WFXR-D2, D3, D4 WWCW-D2, D3, D4	The CW, Bounce, Antenna TV FOX, REWIND TV, GRIT	10/1/2028 10/1/2028
72	Wichita, KS	O&O O&O O&O O&O O&O	KSNW KSNC KSNG KSNK	NBC NBC NBC NBC	KSNW-D2, D3, D4 KSNG-D2 KSNL-LD	Telemundo, ION, Busted Telemundo NBC	6/1/2030 (4) (4) (4) 6/1/2030
73	Huntsville, AL	O&O O&O	WHNT WHDF	CBS The CW	WHNT-D2, D3 WHDF-D2, D3, D4	The CW, Antenna TV Court TV, REWIND TV, Charge!	4/1/2029 4/1/2029
74	Springfield, MO	O&O O&O LSA	KRBK KOZL KOLR	FOX MNTV CBS	KRBK-D2, D3, D4 KOZL-D2, D3, D4 KOLR-D2, D3, D4	Antenna TV, Charge!, ION ION Mystery, Bounce, REWIND TV Laff, GRIT, Defy	2/1/2030 2/1/2030 2/1/2030
77	Rochester, NY	O&O	WROC	CBS	WROC-D2, D3, D4	Bounce, GRIT, ION Mystery	6/1/2031
80	Brownsville, TX	O&O O&O	KVEO KGBT	NBC MNTV	KVEO-D2 KGBT-D2, D3, D4, D5, D6	CBS REWIND TV, Charge!, Estrella, ION Mystery, GRIT	8/1/2030 8/1/2030
82	Charleston, WV	O&O	WOWK	CBS	WOWK-D2, D3, D4	ION Mystery, GRIT, ShopLC	10/1/2028
83	Waco-Bryan, TX	O&O O&O	KWKT KYLE	FOX MNTV	KWKT-D2, D3, D4 KYLE-D2, D3, D4	MNTV, Antenna TV, Bounce FOX, Antenna TV, Laff	(4)
84	Savannah, GA	O&O	WSAV	NBC	WSAV-D2, D3, D4	The CW, Court TV/MNTV, Laff	(4)
85	Charleston, SC	O&O	WCBD	NBC	WCBD-D2, D3, D4	The CW, ION, Laff	12/1/2028
87	Syracuse, NY	O&O	WSYR	ABC	WSYR-D2, D3, D4	Antenna TV, Bounce, Laff	6/1/2031
88	El Paso, TX	O&O	KTSM	NBC	KTSM-D2, D3, D4	Estrella, ION Mystery, Laff	8/1/2030
89	Colorado Springs, CO	O&O O&O	KXRM	FOX	KXRM-D2, D3, D4 KXTU-LD, D2, D3, D4	The CW, ION, ION Mystery The CW, Bounce, Laff, Antenna TV	4/1/2030 4/1/2030
90	Champaign, IL	O&O O&O	WCIA WCIX	CBS MNTV	WCIA-D2, D3, D4 WCIX-D2, D3, D4	MNTV, Bounce, GRIT CBS, ION Mystery, Laff	(4) 12/1/2029
91	Shreveport, LA	O&O O&O LSA	KTAL KSHV KMSS	NBC MNTV FOX	KTAL-D2, D3, D4 KSHV-D2, D3, D4 KMSS-D2	Laff, Cozi TV, Busted ION Mystery, ION, Quest REWIND TV	8/1/2030 6/1/2029 6/1/2029
94	Burlington, VT	O&O LSA	WFFF WVNY	FOX ABC	WFFF-D2, D3,D4 WVNY-D2, D3, D4	ION Mystery, Bounce, Antenna TV Laff, GRIT, Quest	4/1/2031 4/1/2031
95	Fayetteville, AR	O&O O&O O&O	KFTA KNWA KXNW	FOX NBC MNTV	KFTA-D2, D3, D4, D5 KNWA-D2, D3, D4 KXNW-D2, D3, D4	NBC, ION Mystery, Court TV, MNTV FOX, Laff, GRIT REWIND TV, Charge!, Bounce	6/1/2029 6/1/2029 6/1/2029
96	Baton Rouge, LA	O&O O&O O&O LSA	WGMB WVLA	FOX NBC	WGMB-D2, D3, D4 WBRL-CD KZUP-CD WVLA-D2, D3, D4	The CW, Cozi TV, 365 Black The CW Independent Laff, ION, Antenna TV	6/1/2029 (4) 6/1/2029 6/1/2029

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliations	FCC License Expiration Date
98	Myrtle Beach-Florence, SC	O&O	WBTW	CBS	WBTW-D2, D3, D4 WMBE-LD	MNTV/Antenna TV, ION, ION Mystery Independent	12/1/2028 12/1/2028
100	Jackson, MS	O&O	WJTV	CBS	WJTV-D2, D3, D4	The CW, ION, Court TV	6/1/2029
101	Tri-Cities, TN-VA	O&O	WJHL	CBS	WJHL-D2, D3	ABC, Antenna TV	8/1/2029
102	Greenville, NC	O&O	WNCT	CBS	WNCT-D2, D3, D4	The CW, Antenna TV, ION Mystery	12/1/2028
105	Quad Cities, IL	O&O O&O LSA	WHBF KGCW KLJB	CBS The CW FOX	WHBF-D2, D3, D4 KGCW-D2, D3, D4 KLJB-D2, D3, D4	Court TV, GRIT, ION Mystery REWIND TV, Laff, CBS MeTV, Defy, Bounce	12/1/2029 2/1/2030 2/1/2030
107	Tyler-Longview, TX	O&O O&O LSA	KETK KFXK	NBC FOX	KETK-D2, D3, D4 KTPN-LD KFXK-D2, D3, D4	GRIT, ION, Antenna TV MNTV MNTV, ION Mystery, Laff	8/1/2030 8/1/2030 8/1/2030
108	Ft. Wayne, IN	O&O	WANE	CBS	WANE-D2, D3, D4	ION, Laff, ION Mystery	8/1/2029
109	Evansville, IN	O&O LSA	WEHT WTVW	ABC The CW	WEHT-D2, D3, D4 WTVW-D2, D3, D4	Laff, Cozi TV, ShopLC Bounce, ION Mystery, ION	8/1/2029 8/1/2029
110	Augusta, GA	O&O	WJBF	ABC	WJBF-D2, D3, D4	The CW, Antenna TV, ION	4/1/2029
111	Altoona, PA	O&O	WTAJ	CBS	WTAJ-D2, D3, D4	ION Mystery, Laff, GRIT	8/1/2031
112	Sioux Falls, SD	O&O O&O O&O	KELO KDLO KPLO	CBS CBS CBS	KELO-D2, D3, D4 KDLO-D2, D4 KPLO-D2	MNTV, ION, The CW MNTV, The CW MNTV	4/1/2030 (4) 4/1/2030
113	Lansing, MI	O&O LSA	WLNS(3) WLAJ	CBS ABC	WLAJ-D2	The CW	10/1/2029 10/1/2029
115	Springfield, MA	O&O	WWLP	NBC	WWLP-D2, D3, D4	The CW, ION, ION Mystery	(4)
117	Youngstown, OH	O&O O&O LSA	WKBN(3) WYTV	CBS ABC	WKBN-D2 WYFX-LD, D2, D3, D4, D5, D6 WYTV- D2	FOX FOX, MNTV, ION, Bounce, Laff, Antenna TV MNTV	10/1/2029 10/1/2029 10/1/2029
121	Bakersfield, CA	O&O O&O	KGET	NBC	KGET-D2, D3, D4 KKEY-LP, D2	The CW, Telemundo, Laff Telemundo, Antenna TV	(4)
122	Peoria, IL	O&O LSA	WMBD WYZZ	CBS FOX	WMBD-D2, D3, D4 WYZZ-D2, D3	Bounce, Laff, ION Mystery Merit TV, getTV	12/1/2029 12/1/2029
124	Lafayette, LA	O&O	KLFY	CBS	KLFY-D2, D3, D4	The CW, ION, ION Mystery	6/1/2029
126	Columbus, GA	O&O	WRBL	CBS	WRBL-D2, D3, D4	Busted, ION, Laff	4/1/2029
129	La Crosse, WI	O&O O&O	WLAX WEUX	FOX FOX	WLAX-D2, D3, D4 WEUX-D2, D3, D4	Antenna TV, Laff, GRIT Antenna TV, ION Mystery, Bounce	12/1/2029 12/1/2029
132	Amarillo, TX	O&O O&O LSA	KAMR KCIT	NBC FOX	KAMR-D2, D3, D4 KCPN-LP, D2 KCIT-D2, D3, D4	MNTV, Laff, Antenna TV MNTV, REWIND TV GRIT, ION Mystery, Bounce	8/1/2030 8/1/2030 8/1/2030
137	Rockford, IL	O&O LSA	WQRF WTVO	FOX ABC	WQRF-D2, D3, D4 WTVO-D2, D3, D4	Bounce, ION Mystery, REWIND TV MNTV, Laff, GRIT	12/1/2029 12/1/2029
140	Lubbock, TX	O&O LSA	KLBK KAMC	CBS ABC	KLBK-D2, D3, D4 KAMC-D2, D3, D4	Court TV, Antenna TV, REWIND TV ION Mystery, Bounce, QVC2	8/1/2030 8/1/2030
141	Topeka, KS	O&O O&O LSA	KSNT KTKA	NBC ABC	KSNT-D2, D3, D4 KTMJ-CD, D2, D3, D4 KTKA-D2, D3, D4	FOX, ION, Bounce FOX, ION Mystery, GRIT, Laff REWIND TV, The CW, Antenna TV	6/1/2030 (4) 6/1/2030
143	Panama City, FL	O&O	WMBB	ABC	WMBB-D2, D3, D4	The CW, Laff, ION Mystery	2/1/2029
144	Monroe, LA	O&O LSA	KARD KTVE	FOX NBC	KARD-D2, D3, D4 KTVE-D2, D3, D4	The CW, GRIT, Antenna TV FOX, Laff, ION Mystery	6/1/2029 6/1/2029
146	Midland, TX	O&O LSA	KMID KPEJ	ABC FOX	KMID-D2, D3, D4 KPEJ-D2, D3, D4	Laff, ION Mystery, GRIT Estrella, REWIND TV, Antenna TV	8/1/2030 8/1/2030
148	Minot-Bismarck, ND	O&O O&O O&O O&O	KXMB KXMC KXMD KXMA	CBS CBS CBS The CW	KXMB-D2, D3, D4 KXMC-D2, D3, D4 KXMD-D2, D3, D4 KXMA-D2, D3, D4	The CW, Laff, ION Mystery The CW, Laff, ION Mystery The CW, Laff, ION Mystery CBS, Laff, ION Mystery	4/1/2030 4/1/2030 4/1/2030 (4)
149	Wichita Falls, TX	O&O O&O LSA	KFDX KJTL	NBC FOX	KFDX-D2, D3, D4 KJBO-LP KJTL-D2, D3, D4	MNTV, The CW, Antenna TV MNTV GRIT, Bounce, ION Mystery	(4)
150	Sioux City, IA	O&O	KCAU	ABC	KCAU-D2, D3, D4	ION Mystery, Laff, Bounce	2/1/2030
151	Joplin, MO	O&O LSA	KSNF KODE	NBC ABC	KSNF-D2, D3, D4 KODE-D2, D3, D4	Laff, ION Mystery, Antenna TV GRIT, Bounce, ION	2/1/2030 2/1/2030
153	Erie, PA	O&O LSA	WJET WFXP	ABC FOX	WJET-D2, D3, D4 WFXP-D2, D3, D4	The CW, ION Mystery, Cozi TV GRIT, Bounce, Antenna TV	8/1/2031 8/1/2031
160	Terre Haute, IN	O&O LSA	WTWO WAWV	NBC ABC	WTWO-D2, D3, D4 WAWV-D2, D3, D4	The CW, Laff, Antenna TV GRIT, Bounce, REWIND TV	8/1/2029 8/1/2029
162	Binghamton, NY	O&O O&O	WIVT	ABC	WIVT-D2, D3, D4 WBGH-CD, D2	NBC, Laff, ION Mystery NBC, ABC	(4)
164	Wheeling, WV	O&O	WTRF	CBS	WTRF-D2, D3, D4	MNTV, ABC, ION Mystery	10/1/2028
165	Dothan, AL	O&O	WDHN	ABC	WDHN-D2, D3, D4	ION Mystery, Laff, Antenna TV	4/1/2029

Market Rank(1)	Market	Status(2)	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliations	FCC License Expiration Date
166	Billings, MT	O&O LSA	KSVI KHMT	ABC FOX	KSVI-D2, D3, D4 KHMT-D2, D3, D4	The CW, ION Mystery, Antenna TV Court TV, Laff, ION	4/1/2030 4/1/2030
167	Abilene, TX	O&O LSA	KTAB KRBC	CBS NBC	KTAB-D2, D3, D4 KRBC-D2, D3, D4	Telemundo, ION Mystery, ION GRIT, Laff, Bounce	8/1/2030 8/1/2030
168	Beckley, WV	O&O	WVNS	CBS	WVNS-D2	FOX	10/1/2028
169	Hattiesburg, MS	O&O	WHLT	CBS	WHLT-D2, D3, D4	The CW, ION, ION Mystery	6/1/2029
170	Rapid City, SD	O&O	KCLO	CBS	KCLO-D2, D3, D4	The CW, ION, ION Mystery	4/1/2030
171	Utica, NY	O&O O&O LSA	WFXV WUTR	FOX ABC	WFXV-D2, D3, D4 WPNY-LP WUTR-D2, D3, D4	The CW, ION Mystery, Laff MNTV MNTV, GRIT, Bounce	6/1/2031 6/1/2031 6/1/2031
173	Clarksburg, WV	O&O	WBOY	NBC	WBOY-D2, D3, D4	ABC, ION Mystery, Laff	10/1/2028
175	Jackson, TN	O&O	WJKT	FOX	WJKT-D2, D3, D4	ION Mystery, Laff, GRIT	8/1/2029
179	Elmira, NY	O&O	WETM	NBC	WETM-D2, D3, D4	The CW, Antenna TV, ION Mystery	(4)
180	Watertown, NY	O&O	WWTI	ABC	WWTI-D2, D3, D4	The CW, Laff, ION Mystery	6/1/2031
183	Alexandria, LA	O&O	WNTZ	FOX	WNTZ-D2, D3, D4	Bounce, ION Mystery, Laff	6/1/2029
186	Grand Junction, CO	O&O O&O O&O LSA	KREX KREY KFQX	CBS CBS FOX	KREX-D2, D3, D4 KREY-D2, D3, D4 KGJT-CD KFQX-D2, D3, D4	Laff, MNTV, Bounce FOX, ION Mystery, GRIT MNTV CBS, ION Mystery, GRIT	4/1/2030 4/1/2030 4/1/2030 4/1/2030
197	San Angelo, TX	O&O LSA	KLST KSAN	CBS NBC	KLST-D2, D3, D4 KSAN-D2, D3, D4	ION Mystery, GRIT, Antenna TV Laff, Bounce, ION	(4) (4)

(1)
Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: 2025-2026 Nielsen Local Television Market Universe Estimates, as published by The Nielsen Company.
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

Network Affiliations

All, except two, of the full power television stations that we own and operate, program or provide sales and other services to are currently affiliated with a network pursuant to an affiliation agreement. The agreements with CBS, FOX, NBC, ABC, and The CW are the most significant to our operations. The current terms of these agreements expire as discussed below:

Network Affiliation	Expiration Date
The CW	Of the 31 agreements, 30 expire in August 2026 and one(1)expires in December 2026.
CBS	49 agreements expire in July 2026.
MNTV	13 agreements expire in August 2027.
ABC	29 agreements expire in December 2027.
NBC	35 agreements expire in December 2027.
FOX	Of the 42 agreements, 41 expire in August 2026 and one(1)expires in December 2027.

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

Networks

We own, operate or have an ownership interest in the following:

Network / Entity	Network Type	Description	% Owned by Nexstar	U.S. TV Households Reached (1) (in millions)	% of U.S. TV Households (1) (Broadcast)	% of Multi-channel Households (1) (Pay TV)
The CW Network	Broadcast	Fifth major broadcast network in the U.S.	80.8%	128	100%	--
NewsNation	Pay TV	National cable news network	100%	58	--	93%
Antenna TV	Broadcast	Multicast entertainment network	100%	128	100%	--
REWIND TV	Broadcast	Multicast entertainment network	100%	70(2)	54%(2)	--
TV Food Network	Pay TV	Food Network and Cooking Channel	31.3%	58 and 22	--	93% and 36%
(1)
Source: Nielsen, January 2026
(2)
Source: Internal estimates

The CW. The CW is America’s fifth major broadcast network and is available to 100% of U.S. television households. The CW delivers 15 hours of primetime entertainment programming and three hours of children’s programming per week in addition to almost 690 hours of sports programming in 2026 as the broadcast home to NASCAR O’Reilly Auto Parts Series; WWE NXT; college football and men’s and women’s basketball from the ACC, Pac-12 and Mountain West conferences; AVP beach volleyball, PBR Team Series; and Professional Bowlers Association (“PBA”) events. For its smaller market affiliates, CWPlus supplements The CW programming with additional syndicated content to provide 24 hours of programming, seven days per week. The fully ad-supported CW App, with more than 100 million downloads to date, is available for free to consumers on all major platforms and is home to the latest episodes and seasons of The CW’s primetime programming and a library of entertaining film and television content for on-demand viewing.

NewsNation. NewsNation is a national news network reaching approximately 58 million television households across the United States providing “News for All Americans.” Validated by independent watchdog groups, the network delivers engaging and unbiased news, reflecting the full range of perspectives across the country. NewsNation draws upon the expertise of approximately 6,000 journalists from 109 newsrooms across the country and its own dedicated national staff. NewsNation is fully distributed on every pay television platform in the United States, online at www.newsnationnow.com, and on the NewsNationNow mobile app, available on Android and iOS.

Antenna TV and REWIND TV. Antenna TV and REWIND TV are multicast networks reaching 100% and over 50% of U.S. television households, respectively. The networks primarily air sitcom hits from the 1950s through the 1990s.

TV Food Network. We hold a 31.3% interest in TV Food Network, which annually distributes significant cash flow to us. TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, offering quality television, video, internet and mobile entertainment and information focusing on food and entertaining. During 2025, we received cash distributions from TV Food Network totaling $137 million. Our partner in TV Food Network is Warner Bros. Discovery, Inc., which owns a 68.7% interest in TV Food Network and operates the networks on behalf of the partnership.

Digital Assets

Our digital businesses include video and display advertising platforms that are delivered locally or nationally through our own and various third-party websites, mobile and OTT applications, other digital media solutions to media publishers and advertisers and a consumer product reviews platform. Our digital assets include 125 websites and 229 mobile applications across our local stations, NewsNation and The Hill. The portfolio also includes 110 connected television applications and three free ad-supported television (“FAST”) channels from The CW and The Hill.

The Hill. The Hill is the nation’s leading digital-first political news brand and the definitive source for non-partisan political news and information. Inside the Beltway, The Hill is known as an essential, agenda-setting read for lawmakers and influencers. Beyond the Capitol, millions of Americans turn to The Hill to decode how events in Washington will impact their communities and lives.

BestReviews. BestReviews is a leading consumer product recommendations company which simplifies the way consumers buy products and services across thousands of categories by independently researching, analyzing, and testing products and recommending the best picks. BestReviews monetizes its content through a revenue share model with its retail partners against all sales generated by BestReviews, as well as advertising.

Operating Model

Our primary business is the production and/or acquisition of video and digital content which we air on our television stations, digital assets and/or television networks. Our content attracts millions of viewers which we primarily monetize through distribution and advertising revenue. Our primary operating expenses include programming, cost of digital inventory, production, promotion, sales and other administrative expenses.

We seek to grow our revenue, net income, Adjusted EBITDA and free cash flow by continuing to provide high quality programming that attracts and engages audiences, as our reach and consumer engagement are important to our distribution partners and advertisers. We use our industry-leading scale to assist us in securing distribution revenue streams, to provide advertisers with solutions across geographies and media types to engage both local and national audiences at scale and to leverage costs against a broader platform. In addition, we plan to continue to acquire or invest in businesses that can benefit from our scale, asset mix and record of management and cost discipline.

Distribution Revenue

Our distribution revenue primarily relates to the retransmission of our stations’ signals and the carriage of our cable and broadcast networks by cable, satellite and other MVPDs, vMVPDs, and other direct-to-consumer OTT services. Distributors generally pay for retransmission and carriage rights on a per subscriber basis. Distribution revenue is affected positively or negatively by the rate of growth or decline of subscribers and the rate of growth or decline in the fee per subscriber due to contract renegotiations or annual escalators in existing contracts. Over the past several years, the number of MVPD subscribers has been declining but we have been able to increase our distribution revenue, excluding certain one-time items, as vMVPD and other direct-to-consumer OTT subscribers have been increasing, and the rates per subscriber paid by MVPDs for our programming have increased at a faster pace than subscribers have declined. If subscriber losses exceed our contractual rate increases in the future, our distribution revenue could be adversely affected.

We also generate distribution revenues from the affiliation fees paid by local broadcast stations affiliated with The CW and from programmers who use our broadcast spectrum in selected local markets to air their programming on our multicast streams.

Advertising Revenue

Our advertising revenue is primarily derived from the sale of local and national advertising on our stations, networks, websites, apps and other digital platforms or via third party media primarily to local and national businesses. In even-numbered years, we generate substantial advertising revenue from the political advertising we sell to candidates, political action committees, political parties, and interest groups.

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

Advertising revenue exhibits seasonal patterns, with the fourth quarter typically generating the highest level of activity reflecting elevated retail spending during the holiday season and NFL and college football programming. Major events such as the Olympic Games and the Super Bowl also contribute to periodic increases in advertising demand. Additionally, our advertising revenue varies significantly across annual periods due to the cyclical nature of political advertising. In even-numbered years, we generate substantial revenue from advertising purchased by candidates, political action committees, political parties, and other political organizations. Political advertising levels are influenced by the number and competitiveness of races, the presence of our stations in key political markets, fundraising activity, the availability and pricing of television inventory, and the use of alternative media channels. Given our scale and broad market footprint, we typically operate in most major markets with competitive political races. During these even‑year cycles, heightened political demand can consume a significant portion of our available inventory, creating a “crowd-out” effect that typically reduces the amount of non‑political advertising we are able to accommodate.

Other Revenue

Our other revenue primarily includes licensing, tower space rental, production, and sale of advertising spots in exchange for products or services.

Operating Expenses

Our primary operating expenses include third-party programming, news programming, production and promotion, sales, digital cost of goods sold and content creation costs, and other administrative and corporate expenses. Third-party programming costs are primarily related to fees paid to networks with which our and our partners’ stations are affiliated, license fees for original and local sports programming, and syndicated programming in the case of the stations and our networks. The largest contributor to news programming and other expenses is employee-related expenses. A large percentage of the costs involved in our operations is relatively fixed.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience primarily based on program popularity and exclusivity of programming to our platforms. The size of our audience has an effect on the rates we can secure from our distributors and a direct effect on the advertising rates we can charge our advertisers. We compete against other broadcast television programming, cable and satellite television programming and direct-to-consumer programming provided via a variety of streaming services, including some of the broadcast television networks with which our stations are affiliated. Other sources of competition for audience include the internet, gaming devices, home entertainment systems and video-on-demand. The CW, our broadcast television network, competes with other broadcast networks and other video programming for viewers and NewsNation, our national news network, competes with other national news networks such as FOX News, MS NOW, CNN, and Newsmax for viewers.

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

Advertising. Our stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as streaming video services (e.g. Netflix, Amazon Prime Video, Roku, YouTube, etc.), online media (e.g., Google, Meta, Tiktok, Snapchat, etc.), vMVPDs, MVPDs, radio stations, newspapers, outdoor advertising, and direct mail, among others. Competition for local advertising dollars occurs primarily within individual markets. The CW also competes for advertising revenue with other broadcast networks and other advertising-supported national programming. NewsNation also competes for advertising revenue with other national news networks such as FOX News, MS NOW, CNN and Newsmax and other advertising-supported national programming.

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

Local Television Multiple Ownership (Duopoly) Rule. Under the local television multiple ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a DMA if (i) the two stations do not have overlapping service areas, or (ii) at least one of the two stations is not ranked among the top four stations in the DMA in terms of audience share (subject to certain exceptions based on a case-by-case determination). The duopoly rule also allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt. In 2023, the FCC extended the duopoly rule to prohibit, in certain circumstances, the acquisition of a network affiliation that would establish a “top four” combination involving a network-affiliated LPTV station or digital multicast stream. In October 2025, the Eighth Circuit vacated the top four prohibition, finding that the FCC had not justified its retention. In addition, the FCC is considering the Duopoly Rule in its open ownership rulemaking proceeding. We anticipate the FCC will issue its decision in this proceeding later this year. In certain markets, the Company owns and operates both full-power and low-power television (“LPTV”) broadcast stations. (See Regulatory Developments.)

National Television Multiple Ownership Rule. The FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. When calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule. In June 2025, the FCC issued a public notice soliciting comment to refresh the record of this proceeding in the comment period in the proceeding closed in August 2025, and the proceeding remains pending.

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

Quadrennial Review of Media Ownership Rules. The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds are no longer “necessary in the public interest as a result of competition.” In December 2023, the FCC issued an order concluding its 2018 quadrennial review. The order retained the local television ownership rule without deregulatory changes while extending the rule to prohibit, in certain circumstances, the acquisition of a network affiliation that would establish a “top four” combination involving a network affiliated LPTV station or digital multicast stream. In a July 2025 decision on appeal of the FCC’s 2018 quadrennial review order, the United States Court of Appeals for the Eighth Circuit vacated the “top four” portion of the local television ownership rule, which had generally prohibited common ownership of two of the top four highest-rated stations in a DMA. The court also vacated the December 2023 rule prohibiting certain “top four” combinations involving LPTV stations or digital multicast streams. The FCC has not yet issued an order repealing either of these prongs of the “top four” rule, although it has said it will not enforce it. Meanwhile, the comment period for the FCC’s 2022 quadrennial review closed in January 2026 and it is currently pending. Thus, the media ownership rules may be subject to change in response to current or future quadrennial reviews or other proceedings.

Distribution by MVPDs and vMVPDs

MVPD Carriage of Local Television Signals. Broadcasters may obtain carriage of their television stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2026, and will be effective January 1, 2027. Mandatory carriage elections require that the MVPD carry one station programming stream and related data in the station’s local market, subject to limited exceptions. MVPDs do not pay a fee to stations that elect mandatory carriage. We and our partners have elected “retransmission consent” for all of our stations.

A broadcaster, like Nexstar, that elects retransmission consent waives its mandatory carriage rights, and the broadcaster and the MVPD must negotiate terms for carriage of the station’s signal. If a broadcaster elects to negotiate retransmission terms, it is possible that the broadcaster and the MVPD will not reach agreement and that the MVPD will not carry the station’s signal. Pursuant to FCC rules and federal statutory law, all broadcasters and MVPDs must conduct retransmission consent negotiations in “good faith,” and a broadcaster may not undertake such negotiations for third parties including VIEs in markets where that broadcaster also owns a television station. MVPDs and broadcasters may file FCC complaints against each other for violations of the good faith negotiation rules, and such complaints have been filed against Nexstar in the past. We cannot predict the impact that any such complaints may have on our operations.

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

Broadcast Transmission Standard (ATSC 3.0)

In November 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using a new broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also referred to as “ATSC 3.0” or “NEXTGEN TV.” The ATSC 3.0 standard provides for a more efficient use of spectrum, which could enable us to provide additional services to consumers and businesses, including additional content, interactive television, signal encryption and data transmission services. We and our partners have adopted the ATSC 3.0 technology in stations covering over 50% of U.S. television households.

Because ATSC 3.0 is not compatible with existing television equipment, the FCC currently requires the stations which have adopted the ATSC 3.0 technology to continue broadcasting a signal in the existing standard with programming that is “substantially similar” to the programming broadcast on the ATSC 3.0 signal. Pursuant to a Third Report and Order and Fourth Further Notice of Proposed Rulemaking issued in June 2023, the “substantially similar” programming requirement is scheduled to sunset in July 2027. In October 2025, the FCC issued a Fifth Further Notice of Proposed Rulemaking, which proposes to eliminate the requirements that stations adopting ATSC 3.0 continue to broadcast a signal in the existing standard and that such signal (if the broadcaster chooses to air it) include substantially similar content. In addition, in June 2020, the FCC adopted a Declaratory Ruling and Notice of Proposed Rulemaking declaring that local and national ownership restrictions do not apply to non-video services provided on a broadcaster’s ATSC 3.0 spectrum.

In October 2025, the FCC released for public comment a Fifth Notice of Proposed Rulemaking (NPRM) proposing significant revisions to the ATSC 3.0 regulatory framework to accelerate the transition to ATSC 3.0. The NPRM tentatively proposes the elimination of the requirements that broadcasters (i) simulcast their legacy ATSC 1.0 signal when deploying ATSC 3.0, (ii) broadcast “substantially similar” programming via ATSC 3.0 to what was broadcast via ATSC 1.0, and (iii) ensure that the ATSC 3.0 signal covers at least 95% of the ATSC 1.0 coverage area. In addition, it sought comment on allowing more efficient MPEG-4 encoding which could ease the transition by allowing more program streams in the same amount of spectrum, requiring an ATSC 3.0 tuner mandate, establishing a firm deadline for the sunset of ATSC 1.0 service, and extending existing MVPD carriage rules to television stations operating only in ATSC 3.0. The comment period in this rulemaking proceeding closed in February 2026 and it remains pending.

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

Human Capital Management

Values. Our key human capital management objectives are to attract, develop, and retain top industry talent that reflects the communities in which we operate. We encourage every individual’s contribution and personal growth and foster work environments that provide personal pride through job satisfaction. We embrace the communities in which we operate and promote open communications, innovation and creativity.

Engagement and Opportunities. With markets ranging from small to large to national, we offer a broad range of employment opportunities for every experience level, including for those who are just starting their broadcasting career or those who are ready to move to a larger market or onto the national stage. Our varied markets allow us to give our employees room to grow and progress in their careers. Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. As of December 31, 2025, our voluntary retention rate for employees was approximately 83%.

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

Equal Employment Opportunity. We believe in equal employment opportunities for all. As such, we are committed to complying with local state and federal anti-discrimination laws. We encourage a culture of respect, equal opportunity and non-discrimination.

Training. We are committed to developing the talents of our employees and provide our employees workplace training. Our catalog of courses includes harassment prevention, ethics, supervisor/manager skills, and health-related safety. Selected Nexstar employees also participate in annual training to ensure understanding of antitrust laws and how they apply to Nexstar, as well as a media sales training program provided by a third-party vendor.

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

Employees. As of December 31, 2025, we had a total of 12,832 employees, comprised of 11,693 full-time and 1,139 part-time employees. As of December 31, 2025, 1,869 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results of operations.

Community Outreach. We pride ourselves on the opportunities we provide for our employees to give back to their communities. At the local level, our stations were actively involved in over 2,000 community outreach initiatives in 2025. Nexstar and its partner stations work with local community groups to increase awareness, raise money and otherwise assist these local groups with their missions. Stations run promotions and air content related to the initiatives and station employees participate in local events. On a companywide basis, annually Nexstar engages in a variety of initiatives as well, including, among others, Founder’s Day of Caring, an annual celebration of the founding of the Company by providing one day of service by our employees across the country to local non-profits and charities; Project Roadblock, a national multiplatform program aimed at preventing drunk driving, by donating airtime and news coverage to the issue; and Remarkable Women, Nexstar’s own initiative to celebrate local women to inspire, lead and pave the way for other women to succeed, by airing content and contributing to the winners’ charitable organizations of their choice.

Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations. See Note 11 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Risks Related to the Proposed Merger with TEGNA

•
The proposed Merger with TEGNA is subject to conditions, some or all of which may not be satisfied, on a timely basis or at all; and
•
We may fail to realize all of the anticipated benefits of the Merger with TEGNA, or those benefits may take longer to realize than expected. The combined company may also encounter difficulties in integrating the two businesses.

Risks Related to Our Operations

•
Our distribution revenues and operating results may be adversely affected by, among other factors, declining MVPD subscribers, our inability to renew expiring distribution agreements on favorable terms, or at all, and our network partners inability to renew expiring distribution agreements on favorable terms with vMPVDs, or at all;
•
Our station revenues and operating results may be adversely affected if we are unable to renew our network affiliation agreements on favorable terms, or at all;
•
Our revenue and operating results may be adversely affected if we are unable to retain our largest customers, which account for a significant percentage of our total revenue, on favorable terms, or at all;
•
Our advertising revenue and operating results may be affected by big tech and other media and technology competitors, economic downturns, geopolitical events and other factors outside of our control;
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
•
We may be required to cease certain station operations if the FCC denies renewal of any of our station licenses;
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
•
We have recognized, and could continue to recognize, asset impairment charges for our equity method investments; the financial performance of our equity method investments could adversely impact our results of operations;
•
Future impairment charges to goodwill and intangible assets could adversely affect our operating results;
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
•
We rely on a number of third-party service providers to operate certain significant aspects of our business and any disruption could have an adverse effect on our financial condition and results of operations; and
•
Cybersecurity risks could adversely affect our operating effectiveness and operating results.

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

Risks Related to the Proposed Merger with TEGNA

The proposed Merger with TEGNA is subject to conditions, some or all of which may not be satisfied, on a timely basis or at all.

The completion of the Merger is subject to the satisfaction (or waiver by all parties, to the extent permissible) of a number of conditions as specified in the Merger Agreement. These closing conditions include, among other things, (i) the absence of any order, writ, injunction, judgment, decree or ruling by a court of competent jurisdiction in the United States or law in the United States having been adopted prohibiting the consummation of the Merger, (ii)(x) the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under any agreement with a governmental entity not to consummate the transactions contemplated by the Merger Agreement that was entered into with the prior written consent of each of Nexstar and TEGNA and (y) the grant by the FCC of applications required to be filed with the FCC to obtain the approvals of the FCC pursuant to the Communications Act and FCC rules necessary to consummate the transactions contemplated by the Merger Agreement, (iii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers), (iv) the performance and compliance in all material respects by the parties of their respective covenants required by the Merger Agreement to be performed or complied with by such party prior to the Effective Time (as defined in the Merger Agreement) and (v) the absence, since June 30, 2025, of any effect, change, event, occurrence or development that has had or would reasonably be expected to have, individually or in the aggregate, a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing.

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

Risks Related to Our Operations

Our distribution revenues and operating results may be adversely affected by, among other factors, declining MVPD subscribers, our inability to renew expiring distribution agreements on favorable terms, or at all, and our network partners inability to renew expiring distribution agreements on favorable terms with vMPVDs, or at all.

A significant portion of our revenue comes from our retransmission consent and carriage agreements with MVPDs (mainly cable and satellite television providers) and vMVPDs. These agreements permit the distributors to retransmit our stations’ and our cable and broadcast networks’ signals to their subscribers in exchange for the payment of compensation to us. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations. In addition, occasionally these negotiations result in a temporary removal of our stations from the distributor’s service, which disruption could have an adverse effect on our operating results.

Though we are typically able to renegotiate our retransmission consent agreements on favorable terms, the payments due to us under these agreements are customarily based on a price per subscriber of the applicable distributor. In the past several years, the number of subscribers to MVPDs has declined as the growth of direct internet streaming of video programming to televisions and mobile devices has led consumers to discontinue their cable or satellite service subscriptions. As our retransmission consent agreements include payment terms by subscriber numbers, if the rate of reductions in the number of MVPD subscribers increases, this could have an adverse effect on our business revenues, financial condition and results of operations. Also, refer to “Risks Related to Our Industry—Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

Our affiliation agreements with the Big 4 broadcast networks (ABC, CBS, NBC and FOX) include terms that limit our ability to grant retransmission consent rights to vMVPDs and other service providers that provide video streaming to consumers. As a result, the Big 4 networks generally negotiate directly with vMVPDs for carriage of their local affiliate stations, including certain of our stations. If a network is unable to renegotiate these agreements and the failure to do so could have an adverse effect on our business, financial condition, and results of operations. In addition, occasionally these negotiations result in a temporary removal of our stations from the distributor’s service, which disruption could have an adverse effect on our operating results. In addition, the terms the networks negotiate may be unfavorable or unacceptable to us, as a result of which we may receive reduced revenue from our stations’ carriage on vMVPDs or may choose not to permit a vMVPD’s carriage of our stations at all, which could materially reduce this revenue source to the Company if we cannot reduce network affiliation fees or generate additional revenue streams from other relationships we have with the Big 4 networks and vMVPDs, and could have an adverse effect on our business, financial condition and results of operations.

Our station revenues and operating results may be adversely affected if we are unable to renew our network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All but two of the stations that we operate or provide services to have network affiliation agreements which have expiration/renewal dates at various times through December 2027. In order to renew certain of our affiliation agreements, we may be required to make increased payments to the networks and to accept other modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with their networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments, resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1, “Business—Stations—Network Affiliations.”

Our revenue and operating results may be adversely affected if we are unable to retain our largest customers, which account for a significant percentage of our total revenue, on favorable terms, or at all.

During the years ended December 31, 2025, 2024 and 2023, the Company’s revenues from two customers exceeded 10%. Each of these customers represented approximately 13% for 2025, 12% for 2024, and 12% and 14% for 2023, of our consolidated net revenues. The loss of or disruption in our relationship with one or more of our major customers could have a material adverse effect on our business, operating results, or financial condition. In addition, any consolidation of our customers could reduce the number of customers to whom our services could be sold and increase our revenue concentration.

Our advertising revenue and operating results may be affected by big tech and other media and technology competitors, economic downturns, geopolitical events and other factors outside of our control.

We derive a significant amount of our revenue from the sale of television and digital advertising. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including: the health of the economy; the popularity of our programming, including trust in news organizations; fluctuations in pricing for advertising (including numerous large technology and media companies); the activities of our competitors; and the amount of demand for political advertising in election years. Because businesses generally reduce their advertising budgets during economic recessions or downturns, our reliance upon advertising revenue makes our operating results susceptible to prevailing economic conditions. In addition, our programming may not attract sufficient targeted viewership, and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. Further, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

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

As of December 31, 2025, we had $6.3 billion of debt, which represented 75.4% of total capitalization. Of our $6.3 billion of debt, $3.6 billion is floating rate debt for which we pay interest based on a spread to current Secured Overnight Financing Rate (“SOFR”). An increase in SOFR will increase our interest expense, reducing the amount of cash flow from operations we have available to reinvest in our operations, make acquisitions or return to shareholders. Our high level of debt could have other important consequences for our business, including: limiting our ability to borrow additional funds or obtain additional financing in the future; using cash from operations to reduce indebtedness instead of reinvesting in the business, making acquisitions or returning capital to shareholders; limiting our flexibility to plan for and react to changes in its business and our industry; and impairing our ability to withstand a general downturn in our business and placing us at a disadvantage compared to our competitors that are less leveraged. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

The terms of our debt instruments contain various maintenance or other restrictive covenants customary for arrangements of these types. The restrictive covenants restrict our ability to, among other things: incur additional debt and issue preferred stock; pay dividends and make other distributions; make investments and other restricted payments; make acquisitions; merge, consolidate or transfer all or substantially all of our assets; enter into sale and leaseback transactions; create liens; sell assets or stock of our subsidiaries; and enter into transactions with affiliates. Our senior secured credit facility requires us to maintain or meet certain financial ratios, including a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. Pursuant to the Nexstar credit agreement, this covenant ratio, at Nexstar’s election, will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made over the life of the facility. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. Because of these restrictions and covenants, management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

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

Our television stations operate pursuant to FCC licenses that are ordinarily issued for eight-year terms and are renewable upon application. The FCC generally grants an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. While a majority of renewal applications are routinely granted under this standard, if we fail to meet this standard the FCC may condition or shorten renewal or, in a worst case, deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. The Company expects the FCC to grant pending and future renewal applications for its stations in due course but cannot provide any assurances that the FCC will do so. See Item 1, “Business—Federal Regulation.”

The loss of the services of our chief executive officer could disrupt management of our business and impair the execution of our business strategies.

We believe that our success depends upon our ability to retain the services of Perry A. Sook, our founder and Chief Executive Officer. Mr. Sook has been instrumental in determining our strategic direction and focus. The loss of Mr. Sook’s services could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies. On October 28, 2025, we extended Mr. Sook’s appointment as our Chief Executive Officer effective April 1, 2026, through March 31, 2029, followed by automatic renewal for successive one-year periods.

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

In compliance with FCC regulations, the VIEs maintain responsibility for and control over programming, finances and personnel for their respective stations. As a result, the VIEs’ boards of directors and officers can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements with the VIEs.

We have recognized, and could continue to recognize, asset impairment charges for our equity method investments; the financial performance of our equity method investments could adversely impact our results of operations.

We hold significant investments in businesses accounted for under the equity method, primarily our 31.3% interest in TV Food Network. During the fourth quarter of 2025, we recognized an other-than-temporary non-cash impairment charge of $381 million related to this investment, driven primarily by continued softness in the U.S. linear advertising market for entertainment cable networks, declining MVPD subscribers and demand for entertainment cable networks by viewers and distributors, ongoing shifts in consumer preferences toward streaming services and other digital products, and additional market data from recent spin-offs involving cable networks. Future changes in events or circumstances, such as a continuation or worsening of the current negative industry and economic trends and other events, could cause the value of our investment in TV Food Network to decline further, requiring us to record additional impairment charges that could adversely affect our net income in the periods recognized. As of December 31, 2025, the book value of our ownership interest in TV Food Network was $372 million.

During the year ended December 31, 2025, our share in TV Food Network’s net income was $102 million and we received cash distributions of $137 million. If future changes to our share in earnings and distributions from our equity investment in TV Food Network are material in any year, those changes could have a material effect on our net income, cash flow, financial condition and liquidity. We do not control the day-to-day operations or strategic decisions of TV Food Network, nor do we have the ability to require the payment of dividends, advances or other distributions to its stockholders, including us. In addition, we cannot compel TV Food Network to provide us with long-term financial projections. As a result, the performance and management decisions of TV Food Network could materially affect our operating results, cash flows and the carrying value of our investment.

Future impairment charges to goodwill and intangible assets could adversely affect our operating results.

As of December 31, 2025, $7.4 billion, or 68.7%, of our combined total assets consisted of goodwill, indefinite-lived intangible assets (FCC licenses) and definite-lived intangible assets (network affiliation agreements and other). We regularly test our goodwill and other intangible assets for impairment. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

Changes in deferred tax assets or valuation allowances as a result of tax law changes could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the

Company’s deferred tax assets, we determined that as of December 31, 2025, based on projected future income, approximately $140 million of the Company’s deferred tax assets, net of valuation allowance, will more likely than not be realized in the future. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

We may face additional tax liabilities stemming from proposed and ongoing tax audits.

While we believe our tax positions and reserves are reasonable, the resolutions of certain tax issues related to a past transaction of Tribune are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities as a result of our acquisition of Tribune for the transactions contemplated by an agreement, dated August 21, 2009, between Tribune and Chicago Entertainment Ventures, LLC (f/k/a Chicago Baseball Holdings, LLC) (“CEV LLC”), and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise then owned by Tribune and its subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”). We may also be faced with tax liabilities as a result of the federal income tax audits of Tribune for taxable years 2014 and 2015.

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2025 would be approximately $271 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs LLC debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal. On February 15, 2024, the case was argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a ruling from the Court of Appeals in the first half of 2026.

As of December 31, 2025, we believe the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Prior to Nexstar’s merger with Tribune in September 2019, Tribune was undergoing a federal income tax audit for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audit of Tribune and issued a Revenue Agent’s Report which disallowed the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. We disagree with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and we are contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of

December 31, 2025. In accordance with Accounting Standards Codification (“ASC”) Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at December 31, 2025 and December 31, 2024.

Our pension and postretirement benefit plan obligations may be increased by a declining stock market and lower interest rates.

We have various funded, qualified non-contributory defined benefit retirement plans which cover certain employees and former employees. As of December 31, 2025, the pension benefit obligations for these qualified retirement plans were $1.5 billion. The qualified retirement plans also had $1.4 billion in total net assets available, or underfunded by approximately $117 million, to pay benefits to participants enrolled in the plans as of December 31, 2025. Nexstar contributed $15 million to its qualified pension benefit plans in 2025.

We also have non-contributory unfunded supplemental executive retirement and ERISA excess plans which supplement the coverage of the defined benefit retirement plans to certain employees and former employees. During 2025, Nexstar contributed $4 million to these plans. As of December 31, 2025, the total liability was $37 million. We also have various retiree medical savings account plans which reimburse eligible retired employees for certain medical expenses and unfunded plans that provide certain health and life insurance benefits to certain retired employees. Although we have frozen participation and benefits under all plans, two significant elements in determining the pension expense or credit are the expected return on plan assets and the discount rate used in projecting obligations. Large declines in the stock market and lower discount rates increase the expense and may necessitate higher cash contributions to the qualified retirement plans.

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

Our common stockholders are only entitled to receive the dividends declared by our board of directors. Our board of directors declared in 2025 total cash dividends of $7.44 per share to the outstanding shares of our common stock (installments of $1.86 per share were paid each quarter to the applicable record date outstanding shares of common stock). We expect to continue to pay quarterly cash dividends at the rate set forth in our current dividend policy. However, future cash dividends, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the amount of cash dividend, the record date and date of payment) will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. In addition, the Company’s senior secured credit facilities and the indentures governing our existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

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

We rely on a number of third-party service providers to operate certain significant aspects of our business and any disruption could have an adverse effect on our financial condition and results of operations.

Our business depends upon services provided by third parties to provide software platforms for certain of our business operations. Such third-party services are vulnerable to damage or interruption from infrastructure changes, natural disasters, cybersecurity attacks, power outages, terrorist attacks, human or software errors, website hosting disruptions, capacity constraints and other events. Because we cannot easily switch our operations to other third-party providers without significant costs, any disruption of or interference with our use of third-party service providers could have a material negative impact on our business and the results of our operations.

Cybersecurity risks could adversely affect our operating effectiveness and operating results.

We use computers in substantially all aspects of our business operations. Such use exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events. While we have not experienced cybersecurity incidents that materially impacted our operating results and financial condition, it is not uncommon for a company such as ours to be subjected to continuous attempted cyber-attacks or other malicious efforts to cause a cyber incident. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Increased remote work and the use of third-party services to enable remote work also impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, and litigation and reputational damage adversely affecting customer or investor confidence.

Risks Related to Our Industry

Intense competition in the television industry and alternative forms of media could limit our growth and profitability.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. We compete for our audience against other video services in addition to all the other leisure activities in which one could choose to engage rather than watch television. Many of our current and potential competitors have greater financial, marketing, programming and distribution resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as streaming video, cable television, wireless cable, satellite-to-home distribution services, home video and entertainment systems, social media, and the internet have fractionalized television viewing audiences and have subjected television broadcast networks, cable networks and television stations to increased competition and declining viewership. In recent years, demand for television advertising has been declining and demand for advertising in alternative media has been increasing, and we expect this trend to continue. We may not be able to compete effectively or adjust our business plans to meet changing market conditions.

New or changed federal statutes, legislation and regulations or changes in the application of existing regulations could significantly impact our operations or the television broadcasting industry as a whole.

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include online video programming distributors; and the FCC has initiated reviews of the broadcast ownership rules. In addition, changes in FCC and Department of Justice/Federal Trade Commission rules and guidelines around owning or providing services to multiple stations in a local market, or other rules, could adversely impact us. The FCC also may decide to initiate other new rule-making proceedings on its own or in response to requests from outside parties, any of which might impact our business or operations. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general. For more information about the regulations that we are subject to, see Item 1, “Business—Federal Regulation.”

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

Our day-to-day cybersecurity efforts are led operationally by our Chief Technology and Digital Officer and Senior Vice President, Technology who have over 15 and 30 years, respectively, of networking and information technology management or executive experience, and oversee a team of in-house cybersecurity specialists. Our Cybersecurity Committee, comprised of representatives from key management groups including accounting, finance, legal, internal audit, and information technology, also supports our cybersecurity efforts. The Cybersecurity Committee consults with representatives from senior management and retains third-party contractors as needed. The role of the Cybersecurity Committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and implement enhancements to our cybersecurity infrastructure. The Cybersecurity Committee meets monthly, or more regularly as necessary, and ensures that senior management, and ultimately, the Board, is given the information required to manage and exercise proper oversight over cybersecurity risks and ensure that escalation procedures are followed in the event of a cybersecurity incident.

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

Item 2. Properties

We have office space for our corporate headquarters in Irving, TX, which is leased through 2033. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. We own approximately 56% of our office and studio locations and approximately 55% of our tower and transmitter locations. The remaining properties that we utilize in our operations are leased. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices; Record Holders and Dividends

Our common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “NXST.”

As of February 26, 2026, there were 256 shareholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name by banks, brokers or other nominee holders.

Pursuant to our current dividend policy, our board of directors declared in 2025, 2024 and 2023 total annual cash dividends of $7.44 per share, $6.76 per share and $5.40 per share, respectively, with respect to outstanding shares of our common stock. The dividends were paid in equal quarterly installments.

On January 30, 2026, our board of directors declared a quarterly cash dividend of $1.86 per share on our outstanding common stock payable on February 27, 2026 to stockholders of record on February 13, 2026. Dividend determinations will depend upon, among other things, our future operations and earnings, targeted future acquisitions, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. Additionally, the Company’s senior secured credit facilities and the indentures governing Nexstar’s existing notes limit our ability to pay dividends. Given these considerations, our board of directors may increase or decrease the amount of dividends at any time and may also decide to suspend or discontinue the payment of cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

There was no common stock repurchased during the quarter ended December 31, 2025. As of December 31, 2025, the remaining available amount under the share repurchase authorization was $1.4 billion.

Share repurchases are executed from time to time in open market transactions, block trades or in private transactions, including through Rule 10b5-1 and 10b-18 plans. There is no minimum number of shares that Nexstar is required to repurchase. The repurchase program does not have an expiration date and may be suspended or discontinued at any time without prior notice.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2025

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of outstanding	exercise price of	for future issuance
	options and vesting of	outstanding	excluding securities
Plan Category	restricted stock units	options	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	950,297	$-	664,860
Equity compensation plans not approved by security holders	-	-	-
	950,297		664,860

(1)
The 950,297 securities to be issued consist of time-based and performance-based restricted stock units.

For a more detailed description of our equity plans and grants, we refer you to Note 13 to the Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Comparative Stock Performance Graph

The following graph compares the total return of our common stock based on closing prices for the period from December 31, 2020 through December 31, 2025 with the total return of the NASDAQ Composite Index and our peer index of comparable television companies. Our peer group index consists of the following publicly traded companies: Gray Media, Inc., TEGNA Inc., Sinclair, Inc., The E.W. Scripps Company, Fox Corporation and Paramount Skydance Corporation. The graph assumes the investment of $100 in our common stock and in both of the indices on December 31, 2020, with the reinvestment of dividends into shares of our common stock or the indices, as applicable. The performance shown is not necessarily indicative of future performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Nexstar Media Group, Inc. (NXST)	$100.00	$140.94	$166.73	$154.28	$161.95	$217.02
NASDAQ Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Peer Group	$100.00	$101.70	$75.12	$67.92	$82.94	$113.15

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
•
Returned approximately $351 million of capital to shareholders through repurchases of common stock and dividends.
•
Renewed distribution agreements in the fourth quarter, covering more than 60% of our subscriber base.
•
Acquired the assets of WBNX-TV, an independent full power television station serving the Cleveland, OH market for a $22 million cash purchase price. On September 1, 2025, the station became affiliated with The CW.
•
Completed the refinancing of senior secured credit facilities on June 27, 2025, reducing the interest margin, increasing capacity under our revolver, and extending the maturities. During 2025, the Company repaid $185 million of its debt.

Overview of Operations

As of February 26, 2026, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MNTV and other broadcast television networks.

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

As of December 31, 2025, we also own an 80.8% ownership interest in The CW, the fifth major broadcast network in the U.S., NewsNation, a national news network, two multicast networks, Antenna TV and REWIND TV, multicast network services provided to third parties, and a 31.3% ownership stake in TV Food Network. Our digital assets include 125 local websites and 229 mobile applications across local stations, NewsNation and The Hill. The portfolio also includes 110 CTV applications and three FAST channels from The CW and The Hill.

The Company generates revenue primarily from distribution and advertising. Distribution revenue consists of fees received for the retransmission of our stations’ signals and for the carriage of our cable and broadcast networks by cable, satellite, and other MVPDs, vMVPDs, and direct-to-consumer OTT services. Advertising revenue is derived from the sale of local and national advertising across our stations, networks, websites, apps, and other digital platforms, including through third‑party media partners. In even-numbered years, we also earn significant political advertising revenue from candidates, political action committees, political parties, and interest groups.

Our principal operating expenses include third-party programming, news production, promotion, sales, digital cost of goods sold, content creation, and other administrative and corporate costs.

For additional information, see Item 1. “Business” and Item 1A. “Risk Factors.”

Merger Agreement with TEGNA

On August 18, 2025, we entered into a definitive Merger Agreement to acquire the outstanding equity of TEGNA. TEGNA owns and operates 64 television stations and two radio stations in 51 DMAs in the U.S. The Merger is anticipated to close by the second half of 2026. Upon closing, the Merger is expected to increase our operational and geographic diversity and scale, enhance our presence in various localities and extend our footprint to additional areas experiencing contested elections. Pursuant to the Merger Agreement, we will acquire TEGNA’s outstanding equity for a cash payment of $22 per share. The transaction is valued at an estimated $6.2 billion, which includes the estimated purchase price of $5.8 billion (comprising the Merger Consideration and the refinancing of certain existing TEGNA debt), financing fees and transaction costs and expenses. On August 18, 2025, we entered into a debt commitment letter, which was subsequently amended and restated on September 11, 2025, pursuant to which a syndicate of financial institutions committed to provide debt financing up to a maximum of $5.725 billion to consummate the Merger, the refinancing of certain of TEGNA’s existing debt and related transactions.

The Merger Agreement has been approved by the boards of directors of both companies and by the stockholders of TEGNA. The consummation of the Merger is subject to the satisfaction of certain customary conditions, including receipt of regulatory approvals.

See Note 1 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

Regulatory Developments

As a television broadcaster, the Company is highly regulated, and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In December 2023, the FCC issued an order concluding its 2018 quadrennial review of certain media ownership rules. The order retained the local television ownership rule in its then-existing form without deregulatory changes while extending the rule to prohibit, in certain circumstances, the acquisition of a network affiliation that would establish a “top four” combination involving a network affiliated LPTV station or digital multicast stream. In a July 2025 decision on appeal of the FCC’s 2018 quadrennial review order, a federal court of appeals vacated the “top four” portion of the local television ownership rule, which had generally prohibited common ownership of two of the top four highest-rated stations in a DMA. The court also vacated the December 2023 rule prohibiting certain “top four” combinations involving LPTV stations or digital multicast streams.

The FCC has not yet issued an order repealing the “top four” portion of the duopoly rule and the “top four” rule concerning LPTV stations and digital multicasts. Moreover, the FCC’s 2022 quadrennial media ownership review and an FCC proceeding to review the current national limit on television ownership are currently pending. The FCC could reinstitute earlier television ownership restrictions or impose other limitations in these or any future reviews.

Historical Performance

Results of Operations

The following table sets forth the Company’s operating results:

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net revenue:
Distribution	$2,924	$2,928	$2,727	(0.1)	7.4
Advertising	1,959	2,415	2,121	(18.9)	13.9
Other	66	64	85	3.1	(24.7)
Net revenue	4,949	5,407	4,933	(8.5)	9.6
Operating expenses:
Direct operating	2,235	2,221	2,153	0.6	3.2
Selling, general and administrative	1,063	1,088	1,098	(2.3)	(0.9)
Amortization of broadcast rights	314	324	453	(3.1)	(28.5)
Depreciation and amortization of intangible assets	471	484	488	(2.7)	(0.8)
Goodwill and long-lived asset impairments	14	24	35	(41.7)	(31.4)
Other	3	(2)	(2)	NM	NM
Total operating expenses	4,100	4,139	4,225	(0.9)	(2.0)
Income from operations	849	1,268	708	(33.0)	79.1
Income from equity method investments, net (excluding impairment)	30	70	104
Impairment of an equity method investment	(381)	-	-
Interest expense, net	(379)	(444)	(447)
Pension and other postretirement plans credit, net	31	27	36
Gain on disposal of an investment	-	40	-
Other expenses, net	-	(2)	-
Income before income taxes	150	959	401
Income tax expense	(67)	(276)	(131)
Net income	83	683	270
Net loss attributable to noncontrolling interests	26	39	76
Net income attributable to Nexstar Media Group, Inc.	$109	$722	$346

NM = Not Meaningful

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The Company’s revenues decreased 8.5% for the year ended December 31, 2025, compared to the same period in 2024, primarily due to lower revenues from advertising.

Distribution revenue decreased by $4 million primarily due to the impact of MVPD subscriber attrition and the nonrecurring resolution of a disputed customer claim, offset in part by annual rate escalators, growth in vMVPD subscribers, and the addition of CW affiliations on certain of our stations.

Advertising revenue decreased by $456 million, due to a decrease in political advertising by $446 million, as 2025 is not an election year, and a decrease in non-political revenue of $10 million due to ongoing advertising market softness.

Direct operating expenses, consisting primarily of programming, news and technical expenses, and selling, general and administrative expenses decreased by $11 million primarily due to recent restructuring initiatives to streamline key lines of business, offset in part by legal and professional fees related to the proposed merger with TEGNA, nonrecurring costs related to a disputed customer claim, and costs associated with the debt refinancing completed in June 2025.

Amortization of broadcast rights decreased by $10 million, primarily due to lower amortization of broadcast rights at The CW of $6 million to $253 million in 2025 from $259 million in 2024.

Depreciation and amortization of intangible assets decreased by $13 million, primarily driven by a decrease in depreciation expense associated with certain fully depreciated assets.

In 2025 and 2024, we recognized goodwill impairment charges of $14 million and $24 million, respectively, related to a digital business unit. These charges resulted from our annual impairment review of assets in the fourth quarter of each year.

Income from equity method investments, net (excluding impairment) decreased by $40 million, primarily due to decline in TV Food Network’s net income resulting from lower revenue. Additional information regarding our investment in TV Food Network is provided in Note 6 to Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

In 2025, we recognized a non-cash impairment charge of $381 million pertaining to other-than-temporary impairment on our investment in TV Food Network, driven by ongoing pressures in the cable network industry and recent market data.

Interest expense, net decreased by $65 million, or 14.6%, primarily due to lower interest rates and a reduction in outstanding debt.

During the first quarter of 2024, Nexstar received $40 million in cash proceeds, and recorded a gain on disposal of an investment for the same amount, in connection with BMI’s sale to New Mountain Capital.

The Company’s effective tax rates during the years ended December 31, 2025 and 2024 were 44.7% and 28.8%, respectively. In 2025, nondeductible permanent differences accounted for a 12% increase to the effective tax rate, primarily driven by the impact of the other-than-temporary impairment included in pre-tax book income. Additionally, changes in the valuation allowance resulted in a 3.5% increase in the effective tax rate.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The Company’s revenues increased 9.6% for the year ended December 31, 2024, compared to the same period in 2023, primarily due to higher revenues from political advertising and distribution, partially offset by lower revenue from non-political advertising.

Distribution revenue increased by $201 million primarily due to a dispute with an MVPD which caused Nexstar stations to be dark for 76 days during the third quarter in 2023, the benefit of distribution contract renewals in 2023 on terms favorable to the Company, annual rate escalators, growth in vMVPDs subscribers, the addition of CW affiliations on certain of our stations, and the return of partner stations on one MVPD in January 2024, which more than offset MVPD subscriber attrition.

Advertising revenue increased by $294 million primarily due to an increase of $426 million in political advertising as 2024 was an election year, offset in part by a decrease in non-political revenue of $132 million due to ongoing advertising market softness and political crowd-out.

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

Amortization of broadcast rights decreased by $129 million, primarily due to lower amortization of broadcast rights at The CW of $117 million to $259 million in 2024 from $376 million in 2023.

Depreciation and amortization of intangible assets decreased by $4 million, primarily due to lower amortization of intangible assets resulting from impairment recorded in 2023, partially offset by higher depreciation from asset purchases.

In 2024, we recorded a $24 million goodwill impairment related to a digital business unit. In 2023, we recorded $35 million of goodwill and intangible assets impairment attributable to a separate digital business unit. These charges resulted from our annual impairment review of assets in the fourth quarter of each year.

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

The effective tax rates during the years ended December 31, 2024 and 2023 were 28.8% and 32.7%, respectively. Changes in the valuation allowance resulted in a 2.3% decrease to the effective tax rate. Other permanent differences, including a reduction in losses related to the minority interest in The CW, resulted in a 3.1% decrease to the effective tax rate. This was partially offset by provision to return and other reserve adjustments which resulted in a 1.6% increase in the effective tax rate.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company’s primary sources of liquidity include cash on hand, borrowing capacity under its revolving credit facilities (with a maturity date of June 2030) and cash generated from operations. The Company believes these sources of liquidity are sufficient to meet its business operating requirements, its capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Annual Report on Form 10-K. As of December 31, 2025, the Company was in compliance with the financial covenants contained in the amended credit agreements governing its senior secured credit facilities.

Any future adverse economic conditions, including those resulting from sustained inflation, high interest rates and supply chain disruptions, could adversely affect the Company’s future operating results, cash flows and financial condition.

Cash Flow Summary

The following tables present the Company’s total operating, investing and financing activity cash flows for the three years ended December 31 (in millions):

	2025	2024	2023
Net cash provided by operating activities	$891	$1,250	$999
Net cash used in investing activities(1)	(173)	(102)	(173)
Net cash used in financing activities	(582)	(1,151)	(899)
Net increase (decrease) in cash, cash equivalents and restricted cash	$136	$(3)	$(73)
Cash paid for interest	$372	$431	$437
Income taxes paid, net of refunds(2)	$208	$254	$169

(1)
In 2025, 2024 and 2023, the investing activities included total capital expenditures of $148 million, $145 million and $149 million.
(2)
In 2024, income taxes paid, net of refunds, includes $11 million in tax payments related to a gain from disposal of an investment.

	As of December 31,
	2025	2024
Cash, cash equivalents and restricted cash	$280	$144

Cash Flows—Operating Activities

Net cash provided by operating activities decreased by $359 million in 2025 compared to 2024, primarily due to lower net income and changes in operating assets and liabilities primarily reflecting timing of receipts and payments. In 2024, net cash provided by operating activities increased by $251 million compared to 2023, mainly due to higher net income and changes in operating assets and liabilities primarily reflecting timing of receipts and payments.

Cash Flows—Investing Activities

Net cash flows used in investing activities increased by $71 million in 2025 compared to 2024, primarily due to a $22 million acquisition, a decrease in proceeds received from disposal of an investment of $40 million, and a $3 million increase in capital expenditures.

Net cash flows used in investing activities decreased by $71 million in 2024 compared to 2023, mainly due to $40 million proceeds received from the disposal of an investment in connection with BMI’s sale to New Mountain Capital and a $38 million decrease in cash used for acquisitions.

Cash Flows—Financing Activities

Net cash flows used in financing activities decreased by $569 million in 2025 compared to2024, primarily due to a $476 million decrease in stock repurchases and a $125 million decrease in debt repayments, partially offset by a $19 million decrease in contributions received from noncontrolling interests.

Net cash flows used in financing activities increased by $252 million in 2024 compared to 2023, mainly due to the $203 million prepayment of Term Loan B, a $43 million decrease in contributions from noncontrolling interests, and a $28 million increase in common stock dividends paid, offset in part by $16 million lower cash paid for shares withheld for taxes.

Material Cash Requirements

The Company is a party to many contractual obligations involving commitments to make payments to third parties. Certain contractual obligations are recorded on the Consolidated Balance Sheet as of December 31, 2025, while others are considered future commitments. The following summarizes the Company’s contractual obligations as of December 31, 2025, and the effect such obligations are expected to have on the Company’s short-term and long-term liquidity and capital resource needs (in millions):

		Payments Due by Period
	Total	2026	2027 - 2028	2029 - 2030	Thereafter
Recorded contractual obligations:
Nexstar senior secured credit facility	$3,298	$108	$217	$1,741	$1,232
Mission senior secured credit facility	349	3	284	62	-
5.625% senior unsecured notes due 2027	1,714	-	1,714	-	-
4.75% senior unsecured notes due 2028	1,000	-	1,000	-	-
Operating lease obligations	345	53	93	79	120
Broadcast rights current cash commitments(1)	68	48	17	3	-
Other(2)(3)	42	13	17	4	8
Unrecorded contractual obligations:
Network affiliation agreements(4)	806	662	144	-	-
Cash interest on debt(5)	1,325	360	542	305	118
Executive employee contracts(6)	100	54	45	1	-
Broadcast rights future cash commitments(7)	1,008	237	341	299	131
Other	113	68	44	1	-
	$10,168	$1,606	$4,458	$2,495	$1,609

(1)
Future minimum payments for license agreements for which the license period has begun and liabilities have been recorded.
(2)
As of December 31, 2025, we had $33 million of unrecognized tax benefits, inclusive of interest and certain deduction benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns, which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.
(3)
As of December 31, 2025, we had $154 million and $16 million of funding obligations with respect to our pension benefit plans and other postretirement benefit plans, respectively, which are not included in the table above. See Note 10 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for further information regarding our funding obligations for these benefit plans.
(4)
Future minimum payments for network affiliation agreements during the contract period. Excludes network affiliation agreements between the Company’s stations and The CW as the related fees are eliminated in consolidation.

(5)
Estimated interest payments due as if all debt outstanding as of December 31, 2025 remained outstanding until maturity, based on interest rates in effect at December 31, 2025.
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

On August 18, 2025, Nexstar entered into the Merger Agreement with TEGNA. The transaction is anticipated to close by the second half of 2026, subject to the satisfaction of certain customary conditions, including receipt of regulatory approvals. The transaction is valued at an estimated $6.2 billion, which includes the estimated purchase price of $5.8 billion (comprising the Merger Consideration and the refinancing of certain existing TEGNA debt), financing fees and transaction costs and expenses. The agreement contains certain termination rights for both parties, including termination fees under certain circumstances. Nexstar also received committed financing from a group of commercial banks to fund the Merger with TEGNA and related transactions. See Note 1 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

As of December 31, 2025, the remaining available amount under the share repurchase authorization was $1.4 billion. No shares were repurchased from that date through the filing of this Annual Report on Form 10-K.

On January 30, 2026, our board of directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on February 27, 2026 to stockholders of record on February 13, 2026.

Long-term debt

As of December 31, 2025, the Company had total outstanding debt of $6.3 billion, net of unamortized financing costs, discounts and premium, which represented 75.4% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of December 31,
($ in millions)	2025	2024
Nexstar senior secured credit facility	$3,298	$3,479
Mission senior secured credit facility	349	352
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Total outstanding principal	6,361	6,545
Less: Unamortized financing costs, discounts and premium, net	(28)	(22)
Total outstanding debt	$6,333	$6,523

Unused revolving loan commitments under senior secured credit facilities (1)	$600	$545

(1)
Based on the covenant calculations as of December 31, 2025, all of the $586 million (net of outstanding standby letters of credit of $20 million) and $14 million unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

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

The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our 5.625% Notes, due July 2027 and 4.75% Notes, due November 2028, limit, but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future. Our senior secured credit facilities and the indentures governing our existing notes may limit the amount of dividends we may pay to stockholders and share repurchases we may make.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. Any future adverse economic conditions, including those resulting from sustained inflation and high interest rates, could adversely affect our future operating results and cash flows and may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

The Nexstar credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. Pursuant to the Nexstar credit agreement, this covenant ratio at Nexstar’s election will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made during the life of the facility. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in our credit agreement. As of December 31, 2025, we were in compliance with our financial covenants. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s 5.625% Notes, due July 2027 and Nexstar’s 4.75% Notes, due November 2028 for a period of at least the next 12 months as of the filing date of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of December 31, 2025, we have outstanding standby letters of credit with various financial institutions amounting to $20 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

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

Summarized Balance Sheet Information for the Obligor Group as of December 31 (in millions):

	2025	2024
Current assets – external(1)	$1,337	$1,149
Current assets – due from consolidated entities outside of Obligor Group	10	11
Total current assets	$1,347	$1,160
Noncurrent assets – external(1)(2)	8,759	9,066
Noncurrent assets – due from consolidated entities outside of Obligor Group	72	74
Total noncurrent assets	$8,831	$9,140
Total current liabilities(1)	$652	$685
Total noncurrent liabilities(1)	$8,039	$8,387
Noncontrolling interests	$-	$-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027.
(2)
Excludes Issuer’s equity investments of $396 million and $877 million as of December 31, 2025 and 2024, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the 4.75% Notes, due November 2028 and 5.625% Notes, due July 2027. For additional information on equity investments, refer to Note 6 to our Consolidated Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K for additional information.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Year Ended
December 31, 2025
Net revenue – external	$4,741
Net revenue – from consolidated entities outside of Obligor Group	16
Total net revenue	4,757
Costs and expenses – external	3,734
Costs and expenses – to consolidated entities outside of Obligor Group	72
Total costs and expenses	3,806
Income from operations	$951
Net income	$534
Net income attributable to Obligor Group	$534
Income from equity method investments, net (excluding impairment)	$30

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

Mission and the other consolidated VIEs are included in our Consolidated Financial Statements because we are deemed to have controlling financial interests in these entities as VIEs for financial reporting purposes as a result of (i) local service agreements we have with the stations they own, (ii) Nexstar’s (excluding The CW) guarantee of the obligations incurred under Mission’s senior secured credit facility, (iii) our power over significant activities affecting these entities’ economic performance, including budgeting for advertising revenue, advertising sales and, in some cases, hiring and firing of sales force personnel and (iv) purchase options granted by each consolidated VIE which permit Nexstar to acquire the assets and assume the liabilities of all of these VIEs’ stations at any time, subject to FCC consent. These purchase options are freely exercisable or assignable by Nexstar without consent or approval by the VIEs. These option agreements expire on various dates between 2026 and 2034. We expect to renew these option agreements upon expiration. Therefore, these VIEs are consolidated into these financial statements.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $7.4 billion, or 68.7%, of our total assets as of December 31, 2025. Intangible assets consist primarily of goodwill, indefinite-lived intangible assets (such as FCC licenses), and definite-lived intangible assets (such as network affiliation agreements).

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

In the fourth quarter of 2025, using the qualitative impairment test, the Company performed its annual impairment assessment on goodwill attributable to its aggregated television stations reporting unit and cable reporting unit. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that the reporting unit’s fair value would sufficiently exceed the related carrying amount.

With respect to goodwill allocated to a digital reporting unit, the Company elected to perform quantitative impairment tests due to recent performance and uncertain economic conditions. The Company’s assessment indicated that its fair value was less than its carrying amount, therefore the Company recorded a goodwill impairment of $14 million. We estimated the reporting unit’s fair value based on a valuation report prepared by a third-party valuation firm who used a combination of an income approach, which employs a discounted cash flow model, and a market approach, which based the valuation on earnings multiples of comparable publicly traded digital media businesses and market net revenue multiples of comparable digital media transactions. As of December 31, 2025, the remaining goodwill of this reporting unit was $31 million. The likelihood of a material impairment is mitigated by the reduced book value of remaining goodwill.

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

The Company also evaluated its definite-lived intangible assets and other long-lived assets as to whether events or changes in circumstances indicate that such assets may be impaired. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use and eventual disposition of these assets, the Company determined that the carrying amounts are recoverable. No other events or circumstances were noted in 2025 that would indicate impairment.

Valuation of Investments

We account for investments in which we own at least 20% of an investee’s voting securities or we have significant influence over an investee under the equity method of accounting. We record equity method investments at cost. For investments acquired in a business combination, the cost is the estimated fair value allocated to the investment. We evaluate our equity method investments for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. If the fair value of the investment is below the carrying value, an impairment charge is recorded.

During the fourth quarter of 2025, we identified indicators of OTTI related to our 31.3% equity investment in TV Food Network, including continued softness in the U.S. linear advertising market for entertainment cable networks, declining MVPD subscribers and demand for entertainment cable networks by viewers and distributors, ongoing shifts in consumer preferences toward streaming services and other digital products and additional market data from recent spin-offs involving cable networks. We estimated the fair value of the investment using a valuation prepared by an independent third‑party firm applying both income and market approaches. The income approach utilized a discounted cash flow model based on a five‑year projection period, a 9.25% discount rate, and a terminal value incorporating a long‑term cash flow growth rate of -3%. The market approach considered earnings multiples of comparable publicly traded businesses. Based on this analysis, we concluded that the fair value of our investment was below its carrying amount. As a result, we recorded a pre‑tax, non‑cash impairment charge of $381 million. The OTTI was recorded in “Impairment of an equity method investment” in the Consolidated Statements of Operations in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Fair value estimates related to our investment in TV Food Network are sensitive to changes in the key assumptions used. Under the income approach, our lack of control over TV Food Network introduces significant uncertainty in the projected operating results. If projected revenue or cash flows are not achieved due to changes in TV Food Network’s strategic or operational plans, if the projected long-term decline rate increases, or if external market forces such as increases in discount rates occur, the estimated fair value of our investment could decline further, potentially resulting in additional impairment charges. When applying market approaches, key uncertainties include the identification of appropriate comparable public companies, the lack of recent comparable market transactions, and the selection of market multiples.

Pension plans and other postretirement benefits

A determination of the liabilities and cost of Nexstar’s pension and other postretirement plans (“OPEB”) requires the use of assumptions. The actuarial assumptions used in the pension and postretirement reporting are reviewed annually with independent actuaries and are compared with external benchmarks, historical trends and Nexstar’s own experience to determine that its assumptions are reasonable. The assumptions used in developing the required estimates include the following key factors:

•
discount rates
•
expected return on plan assets
•
mortality rates
•
retirement rates
•
expected contributions

As of December 31, 2025, the effective discount rate used for determining pension benefit obligations was 5.13%. During 2025, the assumptions utilized in determining net periodic benefit credit on our pension plans were (i) 5.82% to 6.59% expected rate of return on plan assets and (ii) 5.44% effective discount rates. As of December 31, 2025, our pension plans’ benefit obligations were $1.6 billion. For the year ended December 31, 2025, our pension plans’ net periodic benefit credit was $30 million. As of December 31, 2025, a 1% change in the discount rates would have the following effects (in millions):

	1% Increase	1% Decrease
Projected impact on net periodic benefit credit	$2	$(4)
Projected impact on pension benefit obligations	(111)	127

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 5.20% to 6.20% as of December 31, 2025, which represent (i) the base rate, the SOFR plus (ii) a credit spread adjustment, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of December 31, 2025, an increase in each of SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $36 million (excluding tax effects). A decrease in each of SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $36 million (excluding tax effects). Our 5.625% Notes due July 2027 and 4.75% Notes due November 2028 are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2025, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Based upon that evaluation, Nexstar’s Chairman and Chief Executive Officer and its Chief Financial Officer concluded that as of December 31, 2025, Nexstar’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Nexstar’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Nexstar’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed the effectiveness of our internal control over financial reporting as of

December 31, 2025 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 as stated in their report which appears herein.

Item 9B. Other Information

(a) None.

(b) None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors that is required by this Item 10 will be set forth in and is incorporated herein by reference from the Proxy Statement to be provided to stockholders in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

Information about our Executive Officers

The current executive officers of the Company are:

Name	Age	Nexstar Position
Perry A. Sook	68	Chairman and Chief Executive Officer
Michael Biard	57	President and Chief Operating Officer
Lee Ann Gliha	51	Executive Vice President and Chief Financial Officer
Andrew Alford	64	President, Broadcasting
Sean Compton	52	President, Networks
Dan Lanzano	40	President, National Advertising Sales
Dana Zimmer	55	President, Distribution and Strategy
Brett Jenkins	55	Executive Vice President and Chief Technology and Digital Officer
Rachel Morgan	54	Executive Vice President and General Counsel
Blake Russell	55	Executive Vice President, Operations
Gary Weitman	69	Executive Vice President and Chief Communications Officer
Scott Weaver	46	Executive Vice President, Government Relations

Perry A. Sook has served as the Chairman and Chief Executive Officer of Nexstar since its inception in 1996. Mr. Sook founded Nexstar with one local television station in Scranton, PA and led its growth into the leading diversified media company and the largest local television broadcaster in the United States it is today. Mr. Sook has over 45 years of professional experience in broadcasting covering all facets of the business, including ownership and M&A, management, sales, on-air talent and news. Mr. Sook is a member of the board of directors of the Broadcasters Foundation of America.

Michael Biard was appointed President and Chief Operating Officer in August 2023. Mr. Biard is responsible for oversight of divisional operations, long-term strategy, and various corporate and administrative functions, including broadcasting, networks, distribution, and advertising sales. Prior to joining Nexstar, Mr. Biard served as President, Operations and Distribution, for Fox Corporation, overseeing Fox’s studio operations and corporate real estate; serving as a member of the senior team responsible for sports rights strategy and acquisition; and leading multi-platform content distribution, including distribution strategy, affiliate marketing and affiliate-related business affairs and operations for all of its media brands from November 2018 to August 2023. From November 2013 to October 2018, Mr. Biard served as President, Distribution for Fox Networks Group, a division of 21st Century Fox. Mr. Biard is a member of the board of directors of the National Association of Broadcasters and EdgeBeam Wireless, LLC.

Lee Ann Gliha was appointed Executive Vice President and Chief Financial Officer in August 2021. Ms. Gliha oversees all financial aspects of the Company’s business, including internal and external financial reporting, internal audit, investor relations, and treasury and capital markets functions, and has a prominent role in strategic planning, business development, and mergers and acquisitions. From April 2016 to July 2021, Ms. Gliha served as a Managing Director at Jefferies LLC (“Jefferies”). Prior to joining Jefferies, Ms. Gliha worked as an investment banker at Houlihan Lokey focused on the media and out-of-home entertainment sectors from 2008 to 2016 most recently as Managing Director. Before joining Houlihan Lokey, Ms. Gliha held a variety of positions of increasing responsibility in the banking and finance industry at companies such as UBS Investment Bank and Banc of America Securities. She also previously worked at Live Nation, Inc., where she served as Executive Vice President of Corporate Finance from 2006 to 2008 and was responsible for the company’s mergers and acquisitions, financing, and investor relations functions. Ms. Gliha is a member of the board of directors of the National Hot Rod Association and the management committee of Television Food Network, G.P., the owner of the Food Network and the Cooking Channel.

Andrew Alford was appointed President, Broadcasting in June 2021. He is responsible for the Company’s local television and digital operations including content and sales. From August 2017 until his current appointment, Mr. Alford served as a Senior Vice President and Regional Manager at Nexstar. Between 2014-2017, Mr. Alford was Vice President and General Manager of WFLA-TV and WTTA-TV, Tampa’s NBC and MyNet affiliates. Before moving to Tampa, he served as Vice President of Sales for Media General,

Vice President and General Manager of WTEN-TV, an ABC affiliate, in Albany, NY and WXXA-TV, a Fox affiliate, under a shared services and joint sales agreement. Prior to Albany, Mr. Alford spent a total of seven years at WGCL-TV in Atlanta, most recently as Vice President and General Manager. He has also served in broadcast management roles in the Orlando, FL, Syracuse, NY and Rochester, NY markets. Mr. Alford currently serves as President of Television Bureau of Advertising and is a member of the board of directors of the NBC Affiliate Board.

Sean Compton was appointed President, Networks in November 2020. He is responsible for the long-term strategy and day-to-day operations of The CW Network, NewsNation, Antenna TV, REWIND TV, Nexstar programming acquisitions, The Hill and WGN Radio. Prior to joining Nexstar, Mr. Compton was President of Strategic Programming and Acquisitions for Tribune Company from 2008 to 2019 where he oversaw programming for 42 Tribune television stations and nationally distributed digital network Antenna TV. He also spent 16 years in radio at Clear Channel Radio & Premiere Radio Networks of which, he served as Vice President of programming for 10 years before joining Tribune.

Dan Lanzano was appointed President, National Advertising Sales in July 2025. Mr. Lanzano is responsible for leading Nexstar’s national and political advertising sales organization across its linear and digital platforms. From January 2024 until his current appointment, Mr. Lanzano served as Senior Vice President, National Advertising Sales at Nexstar. Between 2018 and 2024, Mr. Lanzano was Vice President, Sales Manager at Warner Bros. Discovery where he managed multi-platform advertising sales efforts across the entire Warner Bros. Discovery portfolio. Prior to that time, he worked in advertising sales at Turner Broadcasting System, Inc. and CNN. Mr. Lanzano currently serves on the board of directors of The Ad Council.

Dana Zimmer was appointed President, Distribution and Strategy in September 2023 and prior to that she served as Executive Vice President & Chief Distribution and Strategy Officer since September 2019 when she joined Nexstar. She oversees all distribution for the Company’s broadcast and television content portfolio to the cable, satellite, telco and digital media industries, network affiliation agreement with third-party partners, including CBS, Fox, NBC and ABC, MyNetwork and Telemundo, and distribution and affiliation relations for The CW. Prior to joining Nexstar, Ms. Zimmer was President of Distribution and Marketing for Tribune Media Company from 2013 to 2019 where she served a similar role. She was a former Executive Vice President of TV Networks Distribution for NBCUniversal from 2011 to 2013. Ms. Zimmer also served as Executive Vice President, Affiliate Sales and Marketing for Comcast Networks from 2005 through January 2011. Prior to joining Comcast, Ms. Zimmer played an integral role on the launch teams that spearheaded successful distribution efforts of YES Network and SportsNet New York. Ms. Zimmer is on the Board of the T. Howard Foundation and Vice Chair of the CBS Affiliate Board.

Brett Jenkins was appointed Executive Vice President and Chief Technology and Digital Officer in April 2023. Mr. Jenkins is responsible for the Company’s technology, data and digital operations as well as the development and deployment of ATSC 3.0. From 2017 to 2023, he served as Nexstar’s Chief Technology Officer. Prior to that role, Mr. Jenkins served as Vice President and Chief Technology Officer at Media General, overseeing the company’s information technology and engineering functions. Before joining Media General in 2014, he was Vice President Chief Technology Officer of LIN Media. He also held technology positions at ION Media Networks and executive positions for Thales Broadcast & Multimedia and Thomson.

Rachel Morgan was appointed Executive Vice President and General Counsel in June 2022. Ms. Morgan is responsible for the management of Nexstar’s legal affairs including overseeing the Company’s business transactions, regulatory filings, privacy and data security-related legal concerns, labor and employment issues, as well as intellectual property, and litigation matters. She also serves on the Nexstar Media Charitable Foundation Board. Prior to joining Nexstar, Ms. Morgan served as Vice President and Associate General Counsel for AT&T Services, Inc. Between 2012 and 2022, Ms. Morgan served in a variety of roles of increasing responsibility in the corporate legal department of AT&T. Before joining AT&T, Ms. Morgan spent almost fifteen years in private practice at two international law firms. Ms. Morgan is a member of The Dallas Bar Association’s Community Service Fund Board of Directors and serves as a trustee on the Dallas Bar Foundation Board.

Blake Russell was appointed Executive Vice President, Operations in February 2018. Mr. Russell is responsible for the Company’s technical and physical operations, including capital deployment. Prior to that, he served as Nexstar’s Senior Vice President, Station Operations from November 2008 to January 2018 and has served as Nexstar’s Vice President Marketing and Operations from October 2007 to October 2008. Before that, Mr. Russell served as Vice President and General Manager at KNWA (NBC) and KFTA (FOX) stations in Ft. Smith/Fayetteville, Arkansas from January 2004 to September 2007 and as Nexstar’s Director of Marketing/Operations at KTAL-TV (NBC) in Shreveport, Louisiana from 2000 to 2003.

Gary Weitman was appointed Executive Vice President and Chief Communications Officer in September 2019. Mr. Weitman is responsible for all of the Company’s internal and external communications. He also serves as the Chief Operating Officer for the Nexstar Media Charitable Foundation. Prior to this, Mr. Weitman was a Senior Vice President, Corporate Relations at Tribune Media Company from 2008 to 2019 and was Vice President, Corporate Communications from 2000 to 2008. Prior to his work with Tribune, Mr. Weitman was Executive Director, Corporate Communications at Allied Riser Communications Corp., Senior Vice President,

Media Relations at Hill and Knowlton, Inc., and earlier in his career, Mr. Weitman spent 15 years in broadcast journalism, holding positions of increasing responsibility at the CBS- and FOX-owned television stations in Chicago, IL.

Scott Weaver has served as Executive Vice President, Government Relations since January 2026 and joined Nexstar in August 2024. Mr. Weaver assists in overseeing the Company’s legislative and regulatory priorities and represents Nexstar’s interests to the executive branch of the federal government, Congress and a variety of regulatory bodies. Prior to joining Nexstar, Mr. Weaver was the founding partner of HSA Strategies, an advocacy and consulting firm specializing in the representation of clients in the telecommunications, healthcare and defense industry in matters before Congress and the executive branch of the federal government, from 2022 to 2024. From 2009 to 2022, Mr. Weaver was chairman of the public policy practice at the law firm of Wiley Rein LLP, managing all related staff and budget, political giving, client growth and new business generation in this area. Earlier in his career, Mr. Weaver has been engaged in a number of political campaigns, was Vice President of Government and Political Affairs for the Airports Council International/North America and was Chief of Staff in the Office of U.S. Representative Katherine Harris.

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

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 18, 2025, by and among Nexstar Media Group, Inc., Teton Merger Sub, Inc. and TEGNA Inc. +	8-K	000-50478	2.1	August 19, 2025
3.1	Certificate of Amended and Restated Certificate of Incorporation of Nexstar Media Group, Inc.	8-K	000-50478	3.1	June 21, 2023
3.2	Second Amended and Restated Bylaws of Nexstar Media Group, Inc.	8-K	000-50478	3.1	January 30, 2023
4.1	Specimen Class A Common Stock Certificate.	S-1/A	333-86994	4.1	November 18, 2003
4.2	Indenture, dated as of July 3, 2019, between Nexstar Escrow, Inc., as issuer, and Citibank, N.A., as trustee.	8-K	000-50478	4.1	July 3, 2019
4.3	Form of 5.625% Senior Note due 2027.	8-K	000-50478	4.1	July 3, 2019
4.4	First Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A. as trustee.	8-K	000-50478	4.3	September 20, 2019
4.5	Second Supplemental Indenture, dated as of November 22, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A. as trustee.	8-K	000-50478	4.3	November 22, 2019
4.6	Indenture, dated as of September 25, 2020, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A., as trustee.	8-K	000-50478	4.1	September 25, 2020
4.7	Form of 4.750% Senior Notes due 2028.	8-K	000-50478	4.1	September 25, 2020
4.8	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934.*
10.1	Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc.	10-K	000-50478	10.44	March 15, 2012
10.2	Amendment, dated as of November 15, 2019, to Stock Option Agreement, dated as of November 29, 2011, by and between Mission Broadcasting, Inc., Dennis Thatcher, Nancie J. Smith, and Nexstar Broadcasting, Inc.	10-Q	000-50478	10.87	May 8, 2020
10.3	Amendment, dated as of November 30, 2020, to Stock Option Agreement, dated as of November 29, 2011, as amended November 15, 2019, by and between Mission Broadcasting, Inc., Dennis Thatcher, Nancie J. Smith, and Nexstar Broadcasting, Inc.	10-K	000-50478	10.4	March 1, 2021
10.4	Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Group, Inc., as a holding company, Nexstar Broadcasting, Inc., as the borrower, Bank of America, N.A., as the administrative agent, the collateral agent, a letter of credit issuer and a swing line lender and other financial institutions from time to time party thereto.	8-K	000-50478	10.2	January 17, 2017
10.5	Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	000-50478	10.1	July 25, 2017
10.6	Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	000-50478	10.1	November 1, 2018

10.7	Amendment No. 3, dated as of September 19, 2019, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	000-50478	10.1	September 20, 2019
10.8	Amendment No. 4, dated as of September 3, 2020, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K/A	000-50478	10.1	September 9, 2020
10.9	Amendment No. 5, dated as of June 21, 2022, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto.	10-Q	000-50478	10.1	August 5, 2022
10.10	Amendment No. 6 dated as of June 6, 2023, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto.	10-Q	000-50478	10.1	August 8, 2023
10.11	Amendment No.7 dated as of June 27, 2025, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc. Bank of America, N.A. and the several lenders party thereto.	8-K	000-50478	10.1	June 30, 2025
10.12	Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., as the borrower and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto.	10-K	333-62916-02	10.8	March 29, 2017
10.13	Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	333-62916-02	10.1	July 25, 2017
10.14	Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	333-62916-02	10.1	November 1, 2018
10.15	Amendment No. 3, dated as of September 3, 2020, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K/A	000-50478	10.2	September 9, 2020
10.16	Amendment No. 4, dated as of June 3, 2021, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	000-50478	10.1	June 4, 2021
10.17	Amendment No. 5, dated as of June 3, 2021, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	000-50478	10.2	June 4, 2021
10.18	Amendment No. 6, dated as of June 21, 2022, to Credit Agreement, dated as of January 17, 2017, by among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.	10-Q	000-50478	10.2	August 5, 2022
10.19	Amendment No. 7 dated as of June 6, 2023, to Credit Agreement, dated as of January 17, 2017, by among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.	10-Q	000-50478	10.2	August 8, 2023
10.20	Amendment No.8 dated as of June 27, 2025, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	000-50478	10.2	June 30, 2025

10.21	Amended Executive Employment Agreement, dated as of January 15, 2019 between Perry A. Sook and Nexstar Broadcasting, Inc.	8-K	000-50478	10.1	January 22, 2019
10.22	Amendment to Executive Employment Agreement, dated as of August 1, 2022 between Perry A. Sook and Nexstar Media Group, Inc.	8-K	000-50478	10.1	August 4, 2022
10.23	Amended Executive Employment Agreement between Perry A. Sook and Nexstar Media Group, Inc.	8-K	000-50478	10.1	October 30, 2025
10.24	Executive Employment Agreement, effective as of August 21, 2023, between Michael Biard and Nexstar Media Group, Inc.	8-K	000-50478	10.1	July 28, 2023
10.25	Executive Employment Agreement, dated July 26, 2021 between Lee Ann Gliha and Nexstar Media Group, Inc.	10-Q	000-50478	10.3	August 5, 2021
10.26	Amendment to Executive Employment Agreement, effective January 1, 2024, by and between Lee Ann Gliha and Nexstar Media Group, Inc.	8-K	000-50478	10.1	December 20, 2023
10.27	Executive Employment Agreement, effective as of September 19, 2023, between Dana Zimmer and Nexstar Media Group, Inc.	8-K	000-50478	10.2	July 17, 2023
10.28	Executive Employment Agreement, effective as of September 19, 2023, between Sean Compton and Nexstar Media Group, Inc.	8-K	000-50478	10.1	July 17, 2023
10.29	Amended and Restated Executive Employment Agreement, effective as of September 19, 2023 between Sean Compton and Nexstar Media Group, Inc.	10-Q	000-50478	10.3	November 8, 2023
10.30	Amendment to Executive Employment Agreement, dated as of May 2, 2025 between Sean Compton and Nexstar Media Group, Inc.	10-Q	000-50478	10.1	May 8, 2025
10.31	Nexstar Media Group, Inc. 2019 Long-Term Equity Incentive Plan.	DEF14A	000-50478		April 26, 2019
10.32	Nexstar Media Group, Inc.’s Restricted Stock Unit Agreement Form.	10-Q	000-50478	10.88	May 8, 2020
14.1	Nexstar Media Group, Inc. Code of Ethics.	10-K	000-50478	14.1	March 31, 2004
19.1	Nexstar Media Group, Inc. Insider Trading and Anti-Hedging/Pledging Policy.	10-K	000-50478	19.1	February 27, 2025
21.1	Subsidiaries of the Registrant.*
23.1	Consent issued by PricewaterhouseCoopers LLP.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Lee Ann Gliha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Lee Ann Gliha pursuant to 18 U.S.C. ss. 1350.*
97.1	Clawback Policy, Nexstar Media Group, Inc.	10-K	000-50478	97.1	February 28, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Lee Ann Gliha
Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026.

Name	Title
/s/ PERRY A. SOOK	Chairman and Chief Executive Officer
Perry A. Sook	(Principal Executive Officer)
/s/ LEE ANN GLIHA	Chief Financial Officer
Lee Ann Gliha	(Principal Financial and Accounting Officer)
/s/ GEOFF ARMSTRONG	Director
Geoff Armstrong
/s/ BERNADETTE AULESTIA	Director
Bernadette Aulestia
/s/ JAY M. GROSSMAN	Director
Jay M. Grossman
/s/ ELLEN JOHNSON	Director
Ellen Johnson
/s/ C. THOMAS MCMILLEN	Director
C. Thomas McMillen
/s/ LISBETH MCNABB	Director
Lisbeth McNabb
/s/ JOHN R. MUSE	Director
John R. Muse
/s/ ROYCE A. WELLS	Director
Royce A. Wells

NEXSTAR MEDIA GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 238)	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	F-6
Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the years ended December 31, 2025, 2024 and 2023	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-8
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nexstar Media Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nexstar Media Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and redeemable noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Equity Method Investment Impairment Assessment - TV Food Network

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s equity method investments balance was $390 million as of December 31, 2025, $372 million of which related to a 31.3% ownership stake in TV Food Network. Management evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. Management assesses these investments for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant. If the fair value of the investment is below the carrying value, an impairment charge is recorded. During the fourth quarter of 2025, management identified indicators of OTTI related to its investment in TV Food Network, and estimated the fair value of the investment using both an income approach and a market approach. Fair value estimates related to the Company’s investment in TV Food Network are sensitive to changes in the key assumptions used. Under the market approach, assumptions used include earnings multiples of comparable public companies. Based on the impairment assessment, management concluded that the fair value of the investment was below the carrying amount and recorded an impairment charge of $381 million.

The principal considerations for our determination that performing procedures relating to the equity method investment impairment assessment of the TV Food Network is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the TV Food Network investment; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to earnings multiples of comparable public companies; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s equity method investment impairment assessment, including controls over the valuation of the TV Food Network investment. These procedures also included, among others (i) testing management’s process for developing the fair value of the TV Food Network investment; (ii) evaluating the appropriateness of the market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the market approach; and (iv) evaluating the reasonableness of the significant assumption used by management related to earnings multiples of comparable public companies. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach; and (ii) the reasonableness of earnings multiples of comparable public companies.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 26, 2026

We have served as the Company’s auditor since 1997.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$280	$144
Accounts receivable, net of allowance for credit losses of $18 and $16, respectively	1,075	1,028
Broadcast rights	61	84
Prepaid expenses and other current assets	57	41
Total current assets	1,473	1,297
Property and equipment, net	1,158	1,207
Goodwill	2,910	2,922
FCC licenses	2,949	2,929
Network affiliation agreements, net	1,305	1,494
Other intangible assets, net	282	353
Investments	396	877
Other noncurrent assets, net	373	389
Total assets(1)	$10,846	$11,468
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$111	$124
Accounts payable	133	133
Broadcast rights payable	48	97
Accrued expenses	314	314
Operating lease liabilities	41	37
Other current liabilities	64	78
Total current liabilities	711	783
Debt	6,222	6,399
Deferred tax liabilities	1,354	1,487
Other noncurrent liabilities	497	531
Total liabilities(1)	8,784	9,200
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests (Note 2)	19	26
Stockholders’ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of December 31, 2025 and December 31, 2024	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 30,327,669 shares outstanding as of December 31, 2025 and 47,282,823 shares issued, 30,621,241 shares outstanding as of December 31, 2024	-	-
Additional paid-in capital	1,331	1,304
Accumulated other comprehensive loss	(15)	(1)
Retained earnings	3,537	3,671
Treasury stock - at cost; 16,955,154 and 16,661,582 shares as of December 31, 2025 and December 31, 2024, respectively	(2,789)	(2,717)
Total Nexstar Media Group, Inc. stockholders’ equity	2,064	2,257
Noncontrolling interests	(21)	(15)
Total stockholders’ equity	2,043	2,242
Total liabilities, redeemable noncontrolling interests and stockholdersʼ equity	$10,846	$11,468

The accompanying Notes are an integral part of these Consolidated Financial Statements.

(1)
The consolidated total assets as of December 31, 2025 and 2024 include certain assets held by consolidated VIEs of $292 million and $297 million, respectively, which are not available to be used to settle the obligations of Nexstar. The consolidated total liabilities as of December 31, 2025 and 2024 include certain liabilities of consolidated VIEs of $139 million and $148 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information)

	Years Ended December 31,
	2025	2024	2023
Net revenue	$4,949	$5,407	$4,933
Operating expenses (income):
Direct operating, excluding depreciation and amortization	2,235	2,221	2,153
Selling, general and administrative, excluding depreciation and amortization	1,063	1,088	1,098
Amortization of broadcast rights	314	324	453
Depreciation and amortization of intangible assets	471	484	488
Goodwill and long-lived asset impairments	14	24	35
Other	3	(2)	(2)
Total operating expenses	4,100	4,139	4,225
Income from operations	849	1,268	708
Income from equity method investments, net (excluding impairment)	30	70	104
Impairment of an equity method investment	(381)	-	-
Interest expense, net	(379)	(444)	(447)
Pension and other postretirement plans credit, net	31	27	36
Gain on disposal of an investment	-	40	-
Other expenses, net	-	(2)	-
Income before income taxes	150	959	401
Income tax expense	(67)	(276)	(131)
Net income	83	683	270
Net loss attributable to noncontrolling interests	26	39	76
Net income attributable to Nexstar Media Group, Inc.	$109	$722	$346

Net income per share available to common stockholders:
Basic	$3.04	$21.73	$9.78
Diluted	$3.00	$21.41	$9.64

Weighted average number of common shares outstanding:
Basic (in thousands)	30,349	32,311	35,317
Diluted (in thousands)	30,707	32,796	35,834

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$83	$683	$270
Other comprehensive loss:
Change in unrecognized amounts included in pension and other postretirement benefit obligations, net of tax benefit of $4 in 2025, $1 in 2024 and $9 in 2023	(14)	(2)	(26)
Total comprehensive income	69	681	244
Total comprehensive loss attributable to noncontrolling interests	26	39	76
Total comprehensive income attributable to Nexstar Media Group, Inc.	$95	$720	$320

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Three Years Ended December 31, 2025

(in millions, except for share and per share information)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of December 31, 2022	$-	47,282,823	$-	$1,288	$3,033	$27	(10,472,637)	$(1,607)	$28	$2,769
Purchase of treasury stock	-	-	-	-	-	-	(3,782,104)	(611)	-	(611)
Stock-based compensation expense	-	-	-	60	-	-	-	-	-	60
Vesting of restricted stock units and exercise of stock options	-	-	-	(65)	-	-	572,844	45	-	(20)
Dividends declared on common stock ($5.40 per share)	-	-	-	-	(191)	-	-	-	-	(191)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	62	62
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	-	(26)	-	-	-	(26)
Net income (loss)	-	-	-	-	346	-	-	-	(76)	270
Balances as of December 31, 2023	-	47,282,823	-	1,283	3,188	1	(13,681,897)	(2,173)	14	2,313
Purchase of treasury stock	-	-	-	-	-	-	(3,637,192)	(606)	-	(606)
Stock-based compensation expense	-	-	-	78	-	-	-	-	-	78
Vesting of restricted stock units and exercise of stock options	-	-	-	(60)	-	-	657,507	62	-	2
Dividends declared on common stock ($6.76 per share)	-	-	-	-	(219)	-	-	-	-	(219)
Adjustment to redeemable noncontrolling interests (Note 2)	27	-	-	-	-	-	-	-	(27)	(27)
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	19	19
Accretion of redeemable noncontrolling interests	20	-	-	-	(20)	-	-	-	-	(20)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	-	(2)	-	-	-	(2)
Other	(3)	-	-	3	-	-	-	-	-	3
Net income (loss)	(18)	-	-	-	722	-	-	-	(21)	701
Balances as of December 31, 2024	26	47,282,823	-	1,304	3,671	(1)	(16,661,582)	(2,717)	(15)	2,242
Purchase of treasury stock	-	-	-	-	-	-	(753,162)	(126)	-	(126)
Stock-based compensation expense	-	-	-	78	-	-	-	-	-	78
Vesting of restricted stock units and exercise of stock options	-	-	-	(55)	-	-	459,590	54	-	(1)
Dividends declared on common stock ($7.44 per share)	-	-	-	-	(226)	-	-	-	-	(226)
Accretion of redeemable noncontrolling interests	17	-	-	-	(17)	-	-	-	-	(17)
Change in pension and other postretirement benefit obligations, net of tax	-	-	-	-	-	(14)	-	-	-	(14)
Other	(4)	-	-	4	-	-	-	-	-	4
Net income (loss)	(20)	-	-	-	109	-	-	-	(6)	103
Balances as of December 31, 2025	$19	47,282,823	$-	$1,331	$3,537	$(15)	(16,955,154)	$(2,789)	$(21)	$2,043

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$83	$683	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of broadcast rights	314	324	453
Depreciation and amortization of intangible assets	471	484	488
Goodwill and long-lived asset impairments	14	24	35
Stock-based compensation expense	78	78	60
Amortization of debt financing costs, debt discounts and premium	8	12	11
Gain on disposal of an investment	-	(40)	-
Deferred income taxes	(129)	(33)	(77)
Payments for broadcast rights	(343)	(325)	(417)
Income from equity method investments, net (excluding impairment)	(30)	(70)	(104)
Impairment of an equity method investment	381	-	-
Distribution from equity method investments—return on capital	137	154	270
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(47)	68	(13)
Prepaid expenses and other current assets	(1)	(1)	(4)
Other noncurrent assets	6	(10)	(24)
Accounts payable	4	(98)	32
Accrued expenses and other current liabilities	-	(26)	29
Income tax payable	(14)	52	37
Other noncurrent liabilities	(54)	(36)	(48)
Other	13	10	1
Net cash provided by operating activities	891	1,250	999
Cash flows from investing activities:
Purchases of property and equipment	(148)	(145)	(149)
Payments for acquisitions, net of cash acquired	(22)	-	(38)
Deposits received associated with the sale of real estate assets	-	-	10
Proceeds from disposal of an investment	-	40	-
Other investing activities, net	(3)	3	4
Net cash used in investing activities	(173)	(102)	(173)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	3,393	55	20
Repayments of long-term debt	(3,595)	(382)	(145)
Purchase of treasury stock	(125)	(601)	(605)
Common stock dividends paid	(226)	(219)	(191)
Contribution from noncontrolling interests	-	19	62
Payments for capitalized software obligations	(20)	(19)	(19)
Cash paid for shares withheld for taxes	(1)	(8)	(24)
Proceeds from exercise of stock options	-	10	4
Other financing activities, net	(8)	(6)	(1)
Net cash used in financing activities	(582)	(1,151)	(899)
Net increase (decrease) in cash, cash equivalents and restricted cash	136	(3)	(73)
Cash, cash equivalents and restricted cash at beginning of period	144	147	220
Cash, cash equivalents and restricted cash at end of period	$280	$144	$147
Supplemental information:
Interest paid	$372	$431	$437
Income taxes paid, net of refunds	$208	$254	$169
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$3	$7	$13
Capitalized software in other current and noncurrent liabilities	$24	$11	$29
Right-of-use assets obtained in exchange for operating lease obligations	$52	$39	$54

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of December 31, 2025, we owned, operated, programmed or provided sales and other services to 201 full power television stations and one AM radio station, including those television stations owned by VIEs, in 116 markets in 40 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV (“MNTV”), and other broadcast television networks. As of December 31, 2025, Nexstar’s stations reached approximately 39% of all U.S. television households (after applying the Federal Communications Commission’s (“FCC”) ultra-high frequency discount). Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and two television stations owned by unconsolidated VIEs. As of December 31, 2025, Nexstar also owns an 80.8% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”); NewsNation, a national cable news network; two digital multicast networks, Antenna TV and REWIND TV; multicast network services provided to third parties; and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 125 local websites and 229 mobile applications across local stations, NewsNation and The Hill. The portfolio also includes 110 connected television applications and three free ad-supported television channels from The CW and The Hill.

Merger Agreement with TEGNA

On August 18, 2025, Nexstar entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire the outstanding equity of TEGNA Inc., a Delaware corporation (“TEGNA”) (such transaction, the “Merger”). TEGNA owns and operates 64 television stations and two radio stations in 51 designated market areas (“DMAs”) in the U.S. Upon closing, the Merger is expected to increase Nexstar’s operational and geographic diversity and scale, enhance its presence in various localities and extend its footprint to additional areas experiencing contested elections.

The Merger has been approved by the boards of directors of both companies and by the stockholders of TEGNA and is anticipated to close by the second half of 2026, subject to (i) FCC consent, (ii) receipt of other regulatory approvals including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) satisfaction of other customary closing conditions. The Merger does not require approval of Nexstar stockholders and is not subject to any financing condition.

Pursuant to the Merger Agreement, Nexstar will acquire TEGNA’s outstanding equity for $22 per share in a cash transaction (the “Merger Consideration”). All vested and unvested time-based and performance-based equity-based awards of TEGNA that are granted prior to August 18, 2025 and outstanding immediately prior to the effective time of the Merger will vest in full and will be converted into the right to receive the Merger Consideration. Each TEGNA time-based and performance-based restricted stock unit granted on or after August 18, 2025 will convert into a time-based restricted stock unit award based on the Merger Consideration and the terms of the Merger Agreement, with total grant date value capped at $35.1 million. The estimated total purchase price, calculated in accordance with the authoritative accounting guidance, is valued at $5.8 billion. This preliminary estimate includes the Merger Consideration and the refinancing of certain existing TEGNA debt. The final purchase price at closing may differ materially from this estimate. On August 18, 2025, Nexstar entered into a debt commitment letter, which was subsequently amended and restated on September 11, 2025. Under this agreement, a syndicate of financial institutions committed to provide up to $5.725 billion in debt financing to support the Merger, the refinancing of certain TEGNA obligations, and related transactions.

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

Transaction costs relating to this proposed merger, including legal and professional fees, of $22 million were expensed as incurred during the year ended December 31, 2025.

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

The following table summarizes the various local service agreements Nexstar had in effect as of December 31, 2025 with its consolidated VIEs:

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

As of December 31, the carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Consolidated Balance Sheets were as follows (in millions):

	2025	2024
Current assets:
Cash and cash equivalents	$5	$7
Accounts receivable, net	23	26
Prepaid expenses and other current assets	4	4
Total current assets	32	37
Property and equipment, net	48	52
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	51	59
Other noncurrent assets, net	56	63
Total assets	$538	$562

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	36	37
Total current liabilities	39	40
Debt	345	348
Deferred tax liabilities	41	41
Other noncurrent liabilities	64	72
Total liabilities	$489	$501

As of December 31, the following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	2025	2024
Current assets	$3	$3
Property and equipment, net	9	10
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	16	19
Other noncurrent assets, net	2	3
Total assets	$292	$297

Current liabilities	$34	$35
Noncurrent liabilities	105	113
Total liabilities	$139	$148

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”) which continues through December 31, 2027. Under the outsourcing agreement, Nexstar provides certain engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria, Illinois market, through WMBD, the Nexstar television station in that market. During the term of the outsourcing agreement, Nexstar retains the broadcasting revenue and related expenses of WYZZ and is obligated to pay a monthly fee to Cunningham based on the combined operating cash flow of WMBD and WYZZ, as defined in the agreement.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include, but are not limited to, those relating to valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, indefinite-lived intangible assets (FCC licenses), long-lived assets (property and equipment, definite-lived intangible assets and right-of-use assets), investments and broadcast rights, the useful lives of long-lived assets, valuation of pension and postretirement obligations, fair value of stock-based compensation, accretion of redeemable noncontrolling interests and allowance for credit losses. As of December 31, 2025, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Such judgments and assumptions could result in a meaningful impact on the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from cable, satellite and other multichannel video programming distributors (“MVPDs”), virtual multichannel video programming distributors (“vMVPDs”) via our affiliation agreements with Big 4 networks, and local and national advertising agencies. The Company does not require collateral from its customers but maintains reserves for potential credit losses. Management believes that the allowance for credit losses is adequate, but if the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

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

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. During the measurement period, which may be up to one year from the acquisition date of a business, the Company records adjustments related to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company’s Consolidated Statements of Operations.

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

For purposes of goodwill impairment tests, the Company has one aggregated television stations reporting unit because of the stations’ similar economic characteristics, one cable network reporting unit, and one digital business reporting unit. The Company’s impairment review for FCC licenses is performed at the television station market level.

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

The amounts initially recognized as investment are increased by cash contributions made to and decreased by cash distributions from the investee. The investment is also adjusted for the Company’s appropriate share of the net earnings or losses of the investee and its share in the amortization of basis differences attributable to the investee’s tangible assets and amortizable intangible assets. The Company’s share in earnings and losses of the investee, along with its share in the amortization of basis differences is reported within “Income from equity method investments, net (excluding impairment)” in the accompanying Consolidated Statements of Operations. Cash distributions received from investments are classified in the Consolidated Statements of Cash Flows based on the nature of the investee activities that generated the distribution. Returns on capital distributions are presented as cash flow from operating activities whereas returns of capital distributions are presented as cash flow from investing activities.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. The Company assesses these investments for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant. If the fair value of the investment is below the carrying value, an impairment charge is recorded.

See Note 6 for additional information on the Company’s investments.

Broadcast Rights and Broadcast Rights Payable

The Company acquires licenses to broadcast programs from national program syndicators and from certain production companies. The Company records these contracts as an asset and a liability when the following criteria are met: (i) the license period has begun, (ii) the cost of each program is known or reasonably determinable, (iii) the program material has been accepted in accordance with the license agreement, and (iv) the program is produced and available for broadcast. Broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. The Company periodically evaluates the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of broadcast rights and adjusts the amortization for any deficiency calculated. As of December 31, 2025 and 2024, programming costs included $28 million and $33 million, respectively, that were contractually due related to episodes that had been completed by certain production companies but not yet delivered to the Company. Such episodes are typically delivered within a few weeks of completion.

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

The net periodic benefit credit, which consists of expected return on plan assets and interest costs, is disclosed on a separate line item below income from operations in the accompanying Consolidated Statements of Operations.

Redeemable Noncontrolling Interests

On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW. Since that time, Nexstar acquired additional ownership interest in the network increasing its ownership to 80.8% as of December 31, 2025. Pursuant to the operating agreement governing The CW, Nexstar has a call right to acquire the noncontrolling ownership interests in The CW that is exercisable during a certain period each year, and each noncontrolling owner has a put right to sell its ownership interest in The CW to Nexstar beginning in June 2026, subject to Nexstar’s one year deferral right, for cash. The amount at which the noncontrolling interests can be redeemed under either the call right or the put rights is the greater of the capital contributed by the minority owners or a multiple of The CW’s earnings.

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

During the third quarter of 2024, Nexstar recorded an adjustment to establish a $27 million carrying amount of noncontrolling interests to redeemable noncontrolling interests and reduced retained earnings by $20 million to accrete redeemable noncontrolling interests, of which $7 million was the impact of out-of-period accretion adjustment. The accretion is included in the calculation of earnings per share (see Note 15).

Revenue Recognition

The Company recognizes revenue when control of a promised service is transferred to a customer in exchange for an amount that reflects the consideration the Company expects to be entitled to receive. Total revenue includes distribution, advertising and other. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers. The Company also determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Amounts paid by customers in advance are recorded as deferred revenue until the performance obligations are satisfied. Costs to obtain customer contracts (e.g., sales commissions) are expensed as incurred due to the short-term nature of such contracts.

Distribution Revenues—The Company receives compensation from MVPDs as well as vMVPDs, via our affiliation agreements with Big 4 networks, in return for the Company’s consent to the retransmission of the signals of its television stations or the carriage of NewsNation’s cable network. The arrangements are multi-year contracts and provide revenue based on a monthly amount the Company is entitled to receive per subscriber the MVPDs and vMVPDs have. These revenues are considered licenses of functional intellectual property and are recognized at the point in time the broadcast signal or cable network feed is delivered to the customers. The distributors report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report, the Company records revenue based on an estimated number of subscribers and the monthly amount the Company is entitled to receive per subscriber. Adjustments associated with the resolution of such estimates have, historically, been inconsequential. We also generate distribution revenues from fees paid by affiliates of The CW and from programmers who use our spectrum in selected local markets to air their content on our multicast streams, which are recognized as network programming and spectrum capacity, respectively, are delivered to customers.

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

Stock-Based Compensation

Nexstar grants time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) which are described more fully in Note 13. The fair value of RSUs is based on the number of shares awarded and market price on the date of the award and is expensed over the vesting period, which is generally a one- to four-year service period. The fair value of PSUs with a market condition is determined using a Monte Carlo simulation model and is expensed over the required employee service period. Compensation expense for these PSUs is not adjusted for the actual number of shares issued based on the outcome of the market condition for completed performance periods. The fair value of PSUs with internal performance conditions is based on the market price of the shares on the date of grant and is expensed based on the probable outcome of internal performance metrics and subsequently adjusted to reflect the actual shares issued based on the outcome of the performance metrics for completed performance periods. There were no stock options granted during the periods covered in these financial statements and all outstanding awards have been fully exercised. Stock-based compensation is included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations. The excess or shortage of tax deductions over the compensation cost of stock-based payments is recognized as income tax benefit or income tax expense, respectively.

Advertising Expense

Advertising costs, including costs to promote our brands, are expensed as incurred. During the years ended December 31, 2025, 2024 and 2023, the Company’s advertising and promotion costs were $38 million, $48 million, and $71 million, respectively.

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

Income Per Share

Net income attributable to Nexstar Media Group, Inc. less accretion of redeemable noncontrolling interests equals net income available to Nexstar’s common stockholders. Basic income per share is computed by dividing the net income available to Nexstar’s common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are calculated using the treasury stock method. They consist of common shares that could be issued from the vesting of outstanding restricted stock units and, in the prior years, the exercise of outstanding stock options. See Note 15 for additional information.

Segment Presentation

The Company assesses its operating segments in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” Nexstar operates in one reportable broadcast segment. The other activities of the Company include operating segments that are nonreportable, the management of certain real estate assets and corporate function. See Notes 5 and 17 for additional segment information.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 applies to all entities that are subject to Topic 740, Income Taxes and is intended to enhance the transparency and decision usefulness of income tax disclosures. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the amendments retrospectively to all periods presented in the consolidated financial statements (see Note 14 for our updated income tax disclosures).

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

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 amends the existing standard to remove all references to prescriptive and sequential software development project stages and require that the entity capitalize software costs when both: management has authorized and committed to funding the software project; and it is probable that the project will be completed and the software will be used to perform the intended function (referred to as the “probable-to-complete” recognition threshold). ASU 2025-06 is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis, or a retrospective basis. The Company is currently evaluating the potential impacts of ASU 2025-06 on its Consolidated Financial Statements and related disclosures.

Note 3: Acquisition

2025 Acquisition

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

2023 Acquisitions

On July 20, 2023, Nexstar acquired certain assets of WSNN-LD, an MNTV affiliated low power television station serving the Tampa, Florida market, from Citadel Communications, LLC. On August 31, 2023, Nexstar acquired certain assets of KUSI-TV, an independent full power television station serving the San Diego, CA market, from McKinnon Broadcasting Company and Channel 51 of San Diego, Inc. The total purchase price of these acquisitions was $38 million, including working capital adjustments. The acquired assets and assumed liabilities were recorded at fair value as of the closing dates of the transactions and consisted primarily of $13 million in property and equipment and $19 million in FCC licenses.

Note 4: Property and Equipment

Property and equipment consisted of the following, as of December 31 ($ in millions):

	Estimated
	useful life,
	in years	2025	2024
Buildings and improvements	39	$464	$430
Land	N/A	249	249
Leasehold improvements	term of lease	144	140
Studio and transmission equipment	5-15	1,135	1,115
Computer equipment	3-5	119	154
Furniture and fixtures	7	34	33
Vehicles	5	68	67
Construction in progress	N/A	39	37
		2,252	2,225
Less: accumulated depreciation and amortization		(1,094)	(1,018)
Property and equipment, net		$1,158	$1,207

For the years ended December 31, 2025, 2024 and 2023, depreciation expense of $168 million, $185 million and $176 million, respectively, was included in depreciation and amortization of intangible assets in the accompanying Consolidated Statements of Operations.

Note 5: Intangible Assets and Goodwill

The Company’s goodwill by segment, indefinite-lived intangible assets and definite-lived intangible assets consisted of the following, as of December 31 (in millions):

	Reportable Broadcast Segment			Other Segments			Total
		Accumulated			Accumulated			Accumulated
Goodwill	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2024	$2,920	$(43)	$2,877	$225	$(180)	$45	$3,145	$(223)	$2,922
Current year acquisition (Note 3)	2	-	2	-	-	-	2	-	2
Impairment loss	-	-	-	-	(14)	(14)	-	(14)	(14)
Balances as of December 31, 2025	$2,922	$(43)	$2,879	$225	$(194)	$31	$3,147	$(237)	$2,910

	FCC Licenses
		Accumulated
Indefinite-lived Intangible Assets	Gross	Impairment	Net
Balances as of December 31, 2024	$2,977	$(48)	$2,929
Current year acquisition (Note 3)	20	-	20
Balances as of December 31, 2025	$2,997	$(48)	$2,949

	Network Affiliation Agreements			Other Definite-Lived Intangible Assets			Total
		Accumulated			Accumulated			Accumulated
		Amortization			Amortization			Amortization
Definite-Lived Intangible Assets	Gross	and Impairment	Net	Gross	and Impairment	Net	Gross	and Impairment	Net
Balances as of December 31, 2024	$3,125	$(1,631)	$1,494	$1,115	$(762)	$353	$4,240	$(2,393)	$1,847
Balances as of December 31, 2025	$3,125	$(1,820)	$1,305	$1,157	$(875)	$282	$4,282	$(2,695)	$1,587

The estimated useful lives of network affiliation agreements and other definite-lived intangible assets are 15 years and one to 20 years, respectively. The decrease in definite-lived intangible assets was primarily due to amortization.

For the years ended December 31, 2025, 2024 and 2023, amortization expense of $302 million, $299 million and $311 million, respectively, was included in depreciation and amortization of intangible assets in the accompanying Consolidated Statements of Operations.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2025 (in millions):

2026	$283
2027	267
2028	242
2029	222
2030	178
Thereafter	395
$1,587

In the fourth quarter of 2025, using the qualitative impairment test, the Company performed its annual impairment assessment on goodwill attributable to its aggregated television stations reporting unit and cable reporting unit. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that the reporting units’ fair values would sufficiently exceed the related carrying amounts.

With respect to a digital reporting unit, Nexstar recognized goodwill impairment of $14 million and $24 million during the fourth quarter of 2025 and 2024, respectively. During these quarters, we elected to perform quantitative impairment tests on this reporting unit due to operating performance and uncertain economic conditions. We estimated the fair value based on a valuation report prepared by a third-party valuation firm who used a combination of an income approach, which employs a discounted cash flow model, and a market approach, which based the valuation on earnings multiples of comparable publicly traded digital media businesses and market net revenue multiples of comparable digital media transactions. As of December 31, 2025, the remaining goodwill of this reporting unit was $31 million. The likelihood of a material impairment is mitigated by the reduced book value of remaining goodwill.

During the year ended December 31, 2023, Nexstar recorded a goodwill impairment of $19 million (and $16 million impairment on definite-lived intangible assets) attributable to a separate digital reporting unit. This reporting unit has no remaining book value of goodwill and definite-lived intangible assets.

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

The Company performed its annual impairment assessment on FCC licenses for each television station market using the qualitative impairment test. Based on the results of such qualitative impairment tests, the Company concluded that it was more likely than not that their fair values would sufficiently exceed the related carrying amounts.

The Company also evaluated its definite-lived intangible assets and other long-lived assets as to whether events or changes in circumstances indicate that such assets may be impaired. Based on our estimate of undiscounted future pre-tax cash flows expected to result from the use and eventual disposition of these assets, the Company determined that the carrying amounts are recoverable. No other events or circumstances were noted in 2025 that would indicate impairment.

Note 6: Investments

Investments in the Company’s Consolidated Balance Sheets as of December 31 consisted of the following (in millions):

	2025	2024
Equity method investments	$390	$873
Other equity investments	6	4
Total investments	$396	$877

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

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2026. Nexstar intends to renew its partnership agreement with WBD for TV Food Network before expiration. In the event of a liquidation, Nexstar would be entitled to its proportionate share of distributions to partners, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

Nexstar recognized the following related to its investment in TV Food Network during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Cash distributions received	$137	$154	$270
Recognized share in TV Food Networkʼs net income	102	144	177
Recorded amortization of basis difference (expense)	(69)	(69)	(69)
Impairment loss	(381)	-	-

During the fourth quarter of 2025, Nexstar identified indicators of OTTI related to its investment in TV Food Network, including continued softness in the U.S. linear advertising market for entertainment cable networks, declining MVPD subscribers and demand for entertainment cable networks by viewers and distributors, ongoing shifts in consumer preferences toward streaming and other digital platforms, and additional market data from recent spin-offs involving cable networks. Nexstar estimated the fair value of the investment using a valuation prepared by an independent third‑party firm applying both income and market approaches. The income approach utilized a discounted cash flow model based on a five‑year projection period, a 9.25% discount rate, and a terminal value incorporating a long‑term cash flow growth rate of -3%. The market approach considered earnings multiples of comparable publicly traded businesses. Based on this analysis, Nexstar concluded that the fair value of its investment was below the carrying amount. As a result, a pre‑tax, non‑cash impairment charge of $381 million was recorded in “Impairment of an equity method investment” in the Consolidated Statements of Operations.

Fair value estimates related to Nexstar’s investment in TV Food Network are sensitive to changes in the key assumptions used. Under the income approach, our lack of control over TV Food Network introduces significant uncertainty in the projected operating results. If projected revenue or cash flows are not achieved due to changes in TV Food Network’s strategic or operational plans, if the projected long-term decline rate increases, or if external market forces such as increases in discount rates occur, the estimated fair value of our investment could decline further, potentially resulting in additional impairment charges. When applying market approaches, key uncertainties include the identification of appropriate comparable public companies, the lack of recent comparable market transactions, and the selection of market multiples.

As of December 31, 2025, Nexstar’s investment in TV Food Network had a book value of $372 million, compared to $857 million as of December 31, 2024.

As of December 31, 2025, Nexstar’s remaining share in the amortizable basis difference related to its investment in TV Food Network was $258 million, which will be amortized over a remaining estimated life of approximately 3.7 years, and Nexstar’s share in basis difference attributable to the investee’s goodwill was adjusted to $119 million to reflect the OTTI recognized in the fourth quarter of 2025. As of December 31, 2024, Nexstar’s share in the amortizable basis difference and goodwill was $328 million and $500 million, respectively.

Summarized financial information for TV Food Network is as follows (in millions):

Summarized financial information - TV Food Network	Years Ended December 31,
	2025	2024	2023
Net revenue	$810	$1,017	$1,124
Costs and expenses	491	553	571
Income from operations	319	464	554
Net income	325	465	565
Net income attributable to Nexstar Media Group, Inc.	102	144	177

	As of December 31
	2025	2024
Current assets	$270	$365
Noncurrent assets	426	472
Current liabilities	69	96
Noncurrent liabilities	-	-

Other Equity Investments

In February 2024, Nexstar received $40 million in cash proceeds, and recorded a gain on disposal of an investment for the same amount, in connection with Broadcast Music Inc.’s (“BMI”) sale to New Mountain Capital.

Note 7: Accrued Expenses

Accrued expenses consisted of the following, as of December 31 (in millions):

	2025	2024
Compensation and related taxes	$99	$91
Interest payable	55	56
Network affiliation fees	77	77
Other	83	90
	$314	$314

Note 8: Debt

Long-term debt consisted of the following, as of December 31 ($ in millions):

	2025	2024
Nexstar
Revolving loans, due June 2030	$144	$-
Term Loan A, due June 2030	1,857	-
Term Loan A, due June 2027	-	2,121
Term Loan B, due June 2032	1,297	-
Term Loan B, due September 2026	-	1,358
5.625% Notes, due July 2027	1,714	1,714
4.75% Notes, due November 2028	1,000	1,000
Mission
Revolving loans, due June 2030	62	-
Revolving loans, due June 2027	-	62
Term Loan B, due June 2028	287	290
Total outstanding principal	6,361	6,545
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2030	(5)	-
Less: unamortized financing costs and discount – Nexstar Term Loan A, due June 2027	-	(4)
Less: unamortized financing costs and discount – Nexstar Term Loan B, due June 2032	(19)	-
Less: unamortized financing costs and discount – Nexstar Term Loan B, due September 2026	-	(14)
Add: unamortized premium, net of financing costs – Nexstar 5.625% Notes, due July 2027	1	2
Less: unamortized financing costs and discount – Nexstar 4.75% Notes, due November 2028	(4)	(5)
Less: unamortized financing costs and discount – Mission Term Loan B, due June 2028	(1)	(1)
Total outstanding debt	6,333	6,523
Less: current portion	(111)	(124)
Long-term debt, net of current portion	$6,222	$6,399

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

Senior Secured Credit Facilities

2025 Activities

During the year ended December 31, 2025, the Company repaid scheduled principal maturities of $84 million.

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

In connection with the debt refinancing, third-party debt issuance costs of $9 million that did not qualify for deferral were expensed and included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended December 31, 2025.

Interest rates are selected at Nexstar’s or Mission’s option, as applicable, and the applicable margin is adjusted quarterly as defined in the applicable amended credit agreement. Interest is payable periodically based on the type of interest rate selected. As of December 31, the interest rates of the outstanding loans under the senior secured credit facilities were:

•
5.20% in 2025 for Nexstar’s outstanding revolving loans, due June 2030 (based on an applicable margin of 1.50%)
•
5.20% and 5.88% in 2025 and 2024, respectively, for Nexstar’s Term Loan A (based on an applicable margin of 1.50%)
•
6.20% and 6.88% in 2025 and 2024, respectively, for Nexstar’s Term Loan B (based on an applicable margin of 2.50%)
•
5.20% and 5.88% in 2025 and 2024, respectively, for Mission’s outstanding revolving loans (based on an applicable margin of 1.50%)
•
6.20% and 6.88% in 2025 and 2024, respectively, for Mission’s Term Loan B (based on an applicable margin of 2.50%)

5.625% Notes, due July 2027

On July 3, 2019, Nexstar completed the sale and issuance of $1.120 billion 5.625% senior unsecured notes due 2027 (the “5.625% Notes, due July 2027”) at par. On November 22, 2019, Nexstar completed the issuance and sale of $665 million aggregate principal amount of additional 5.625% Notes, due July 2027. These additional notes were issued at a price of 104.875%. The additional notes are treated as a single series with the 5.625% Notes, due July 2027 issued on July 3, 2019. The 5.625% Notes, due July 2027 were issued pursuant to an indenture dated July 3, 2019 (the “5.625% Indenture due 2027”).

Interest on the 5.625% Notes, due July 2027 is payable semiannually in arrears on January 15 and July 15 of each year.

The 5.625% Notes, due July 2027 are guaranteed by Nexstar, Mission and certain of Nexstar’s and Mission’s existing and future restricted subsidiaries, subject to certain customary release provisions. The 5.625% Notes, due July 2027 are senior unsecured obligations of Nexstar and the guarantors, rank equal in right of payment with our and the guarantors’ existing and future senior indebtedness, including Nexstar’s 4.75% Notes, due November 2028, its term loans and its revolving credit facilities, but are effectively junior to our and the guarantors’ secured debt, including the term loans and revolving credit facilities, to the extent of the value of the assets securing such debt.

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

Unused Commitments and Borrowing Availability

Nexstar and Mission had $586 million (net of outstanding standby letters of credit of $20 million) and $14 million, respectively, of unused revolving loan commitments under each of their senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of December 31, 2025. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of December 31, 2025, the Company was in compliance with its financial covenants.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. Pursuant to the Nexstar credit agreement, this covenant ratio at Nexstar’s election will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made over the life of the facility. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in the Nexstar credit agreement. As of December 31, 2025, the Company was in compliance with its financial covenants.

Debt Maturities

The scheduled principal maturities of the Company’s debt as of December 31, 2025 are summarized as follows (in millions):

2026	$111
2027	1,825
2028	1,390
2029	108
2030	1,695
Thereafter	1,232
$6,361

Note 9: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of up to 89 years, some of which may include options to extend the leases from one year to 99 years. Lease contracts that the Company has executed but which have not yet commenced as of December 31, 2025 were not material.

Supplemental balance sheet information related to operating leases as of December 31 was as follows ($ in millions):

	Balance Sheet Classification	2025	2024
Operating leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$265	$276
Current operating lease liabilities	Operating lease liabilities	$41	$37
Noncurrent operating lease liabilities	Other noncurrent liabilities	$242	$253

Weighted Average Remaining Lease Term of Operating leases		7.9 years	8 years
Weighted Average Discount Rate of Operating leases		4.7%	4.9%

Operating lease expenses for the year ended December 31, 2025 were $60 million, of which $27 million and $33 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations.

Operating lease expenses for the year ended December 31, 2024 were $66 million, of which $29 million and $37 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations.

Operating lease expenses for the year ended December 31, 2023 were $65 million, of which $28 million and $37 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $58 million, $63 million and $64 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows (in millions):

Operating Leases
2026	$53
2027	48
2028	45
2029	41
2030	38
Thereafter	120
Total future minimum lease payments	345
Less: imputed interest	(62)
Total	$283

Note 10: Retirement and Postretirement Plans

Defined Benefit Retirement Plans

Nexstar sponsors various funded, qualified non-contributory defined benefit pension plans covering certain current employees and former employees. As of December 31, 2025, the combined pension benefit obligations for these qualified retirement plans were $1.5 billion, and the combined plan assets were $1.4 billion, representing a funded status of approximately 92% and a combined underfunded position of $117 million. All plans are frozen in terms of pay and service, except for a plan with immaterial pension benefit obligations.

The remaining pension obligations of $37 million relate to non-contributory unfunded supplemental executive retirement and ERISA Excess plans. Nexstar’s policy is to fund these benefits as claims and premiums become due.

Nexstar uses a December 31 measurement date for its pension benefit plans. The overfunded or underfunded status of these pension benefit plans is recognized as an asset or liability in the accompanying Consolidated Balance Sheets. The changes in the funded status are recorded in the year in which changes occur through comprehensive income (loss). The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation.

As of and for the years ended December 31, the following table provides a reconciliation of the pension benefit obligations, plan assets and funded status, along with the related amounts that are recognized in the Consolidated Balance Sheets (in millions):

	2025	2024
Change in benefit obligations
Benefit obligations at beginning of period	$1,586	$1,708
Service cost	1	1
Interest cost	78	77
Actuarial (gain) loss	46	(70)
ESOP transfer	3	4
Benefit payments	(135)	(134)
Benefit obligations at end of period	$1,579	$1,586
Change in plan assets
Fair value of plan assets at beginning of period	$1,400	$1,496
Actual return on plan assets	138	29
Employer contributions	19	5
ESOP transfer	3	4
Benefit payments	(135)	(134)
Fair value of plan assets at end of period	$1,425	$1,400
Amounts recognized in Consolidated Balance Sheets
Current liabilities	$(4)	$(4)
Noncurrent liabilities	(150)	(182)
Funded status	$(154)	$(186)

Nexstar’s pension benefit plans were underfunded as of December 31 with accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows (in millions):

	2025	2024
Benefit obligations	$1,579	$1,586
Accumulated benefit obligations	1,579	1,586
Fair value of plan assets	1,425	1,400

The pension plans’ benefit obligations were determined using the following assumption:

	2025	2024	2023
Discount rate	5.13%	5.45%	4.78% - 4.79%

The decrease in the discount rates from December 31, 2024 to December 31, 2025 increased the projected benefit obligations of qualified defined benefit pension plans by approximately $40 million at December 31, 2025. In addition, pension obligation increased by approximately $4 million due to the updated census information.

The increase in the discount rates from December 31, 2023 to December 31, 2024 decreased the projected benefit obligations of qualified defined benefit pension plans by approximately $83 million at December 31, 2024. The decrease was partially offset by an approximately $13 million increase in pension obligation due to the updated census information and cash balance crediting rate assumption.

The following tables provide the components of net periodic benefit cost (credit) for the pension benefit plans for the years ended December 31 (in millions):

	2025	2024	2023
Service cost	$1	$1	$1
Interest cost	78	77	83
Expected return on plan assets	(103)	(100)	(112)
Amortization of net gain	(6)	(5)	(8)
Net periodic benefit cost (credit)	$(30)	$(27)	$(36)

Nexstar anticipates recording an aggregate net periodic benefit credit of $27 million for its pension benefits in 2026, as the expected return on plan assets exceeds estimated interest cost.

The net periodic costs for Nexstar’s pension benefit plans were determined using the following assumptions:

	2025	2024	2023
Discount rate	5.44%	4.78%	4.98% - 4.99%
Expected return on plan assets	5.82% - 6.59%	5.26% - 6.05%	5.53% - 6.38%
Cash balance interest crediting rate	4.60% - 4.65%	4.00% - 4.25%	3.50% - 3.75%

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

As of December 31, the following table provides a summary of Nexstar’s accumulated other comprehensive income (loss) related to pension benefit plans prior to any deferred tax effects (in millions):

	2025	2024
Net actuarial loss	$(22)	$(5)
Prior service cost	(2)	(2)
Amounts in accumulated other comprehensive income	$(24)	$(7)

The asset allocation for Nexstar’s funded retirement plans at the end of 2025, and the asset allocation range for 2026, by asset category, are as follows:

	Asset Allocation	Percentage of Plan Assets at Year End
Asset category:	2026	2025
Equity securities	20% - 40%	33%
Fixed income securities	60% - 80%	62%
Opportunistic	-	5%
Total		100%

As the plan sponsor of the funded retirement plans, Nexstar’s investment strategy is to achieve a rate of return on the plans’ assets that, over the long term, will fund the plans’ benefit payments and will provide for other required amounts in a manner that satisfies all fiduciary responsibilities. A determinant of the plans’ returns is the asset allocation policy. The investment policies for plan assets provide ranges for the plans’ long-term asset mix, as follows:

•
For plan assets with a total fair value of $1.2 billion as of December 31, 2025, the investment policy ranges are 8%-28% U.S. equity, 0%-16% non-U.S. equity, 0%-13% emerging market equity, 0%-17% global equity, 0%-17% opportunistic sub-asset classes, 50%-70% fixed income and 0%-5% cash.
•
For plan assets with a total fair value of $266 million as of December 31, 2025, the investment policy ranges are 0%-18% U.S. equity, 0%-12% non-U.S. equity, 0%-11% emerging market equity, 0%-15% global low volatility equity, 0%-14% opportunistic sub-asset classes, 70%-90% fixed income and 0%-10% cash.

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
•
Fixed Income Common Collective Trusts are primarily invested in funds with an investment objective to provide investment returns through fixed-income and commingled investment vehicles that seek to outperform their respective benchmarks. Fixed income securities are invested in diversified portfolios that invest across the maturity spectrum and include primarily investment-grade securities with a minimum average quality rating of A and insurance annuity contracts. These securities use the Barclays Capital Aggregate (intermediate term bonds), Barclays Capital Long Corporate and Barclays Capital Long Government/Credit (long bonds) and U.S. Bond Indexes as their benchmarks.
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

The following table sets forth, by asset category, the pension benefit plan assets as of December 31, 2025 and 2024, using the fair value hierarchy established under ASC Topic 820 as described in Note 16. The fair value hierarchy in the tables excludes certain investments which are valued using net asset value (“NAV”) as a practical expedient (in millions):

	Pension Plan Assets as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$217	$-	$-	$217
Common collective trusts	-	11	-	11
Pooled separate account	-	6	-	6
Total pension plan assets measured at fair value	$217	$17	$-	234
Pension plan assets measured at NAV as a practical expedient				1,185
Pension plan assets measured at contract value:
Insurance contracts				6
Total pension plan assets				$1,425

	Pension Plan Assets as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$218	$-	$-	$218
Common collective trusts	-	7	-	7
Other	2	-	-	2
Pooled separate account	-	6	-	6
Total pension plan assets measured at fair value	$220	$13	$-	233
Pension plan assets measured at NAV as a practical expedient				1,161
Pension plan assets measured at contract value:
Insurance contracts				6
Total pension plan assets				$1,400

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

The pooled separate account (“PSA”) represents an insurance contract under which plan assets are administered through pooled funds. The PSA portfolio includes investments in money market instruments, government and corporate bonds and notes. The PSA is valued daily based on the market value of the underlying net assets in the separate account. The majority of the underlying net assets have observable Level 1 and/or 2 quoted pricing inputs which are used to determine the unit value of the PSA, which is not publicly quoted and therefore classified as Level 2 of the fair value hierarchy.

The following table presents the amounts Nexstar expects to contribute to its pension benefit plans (in millions). These amounts include benefit payments made from plan assets, benefit payments made directly by Nexstar, and participants’ required contributions. The estimates are actuarially determined and reflect Nexstar’s current assumptions, including the impact of recent pension funding relief legislation. Actual contributions may differ materially from these estimates.

Expected Payments
Employer Contributions
2026 to participant benefits	$34
Expected Benefit Payments
2026	$148
2027	145
2028	143
2029	140
2030	136
2031-2035	614

Other Postretirement Benefit Plans

Nexstar maintains additional other postretirement benefit plans (“OPEB”), including retiree medical savings account programs that reimburse eligible retirees for certain medical expenses, as well as unfunded plans that provide specific health and life insurance benefits to certain retired employees. As of December 31, 2025 and 2024, the total benefit obligations associated with these plans were $16 million and $17 million, respectively. There were no significant transactions related to these plans during the years ended December 31, 2025, 2024 and 2023.

Defined Contribution Plans

The Company has established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all Company employees who meet the minimum age and service requirements and allow participants to defer a portion of their annual compensation on a pre-tax basis. Employer contributions to the 401(k) Plans may be made at the discretion of management of the Company. During the years ended December 31, 2025, 2024 and 2023, Nexstar contributed $19 million, $20 million and $18 million, respectively, to the 401(k) Plans.

Note 11: Commitments and Contingencies

Programming Commitments

The Company has contractual programming commitments for which no asset or liability has been recorded. Future minimum payments from these contracts, excluding intercompany transactions, are as follows as of December 31, 2025 (in millions):

2026	$899
2027	318
2028	167
2029	160
2030	139
Thereafter	131
$1,814

Merger Agreement with TEGNA

On August 18, 2025, Nexstar entered into the Merger Agreement with TEGNA. The transaction is anticipated to close by the second half of 2026, subject to the satisfaction of certain customary conditions, including receipt of regulatory approvals. The agreement contains certain termination rights for both parties, including termination fees under certain circumstances. Nexstar also received committed financing from a group of commercial banks to fund the Merger with TEGNA and related transactions. See Note 1 for additional information on the termination fees and financing commitment.

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would be generally limited to the outstanding principal amounts. As of December 31, 2025, Mission had a maximum commitment of $362 million under the Mission credit agreement, of which $349 million principal balance of debt was outstanding.

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

Collective Bargaining Agreements

As of December 31, 2025, certain technical, production and news employees at 22 of the Company’s stations are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory and has not experienced any work stoppages at any of its stations. However, there can be no assurance that the collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on its business, financial condition, or results of operations.

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

The MDL Litigation is ongoing. The Plaintiffs’ Consolidated Complaint was filed on April 3, 2019; the Defendants filed a Motion to Dismiss on September 5, 2019. Before the Court ruled on that motion, the Plaintiffs filed their Second Amended Consolidated Complaint on September 9, 2019. This complaint added additional defendants and allegations. The Defendants filed a Motion to Dismiss and Strike on October 8, 2019. The Court denied that motion on November 6, 2020. On March 16, 2022, the Plaintiffs filed their Third Amended Complaint. The Third Amended Complaint adds two additional plaintiffs and an additional defendant but does not make material changes to the allegations.

The parties are in the discovery phase of litigation. On January 23, 2026, the Court entered a scheduling order setting trial on November 1, 2027. Nexstar and Tribune deny all allegations against them and will defend their advertising practices.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through December 31, 2025 would be approximately $271 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs LLC debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal. On February 15, 2024, the case was argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a ruling from the Court of Appeals in the first half of 2026.

As of December 31, 2025, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s acquisition of Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of December 31, 2025. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at December 31, 2025 and December 31, 2024.

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

Nexstar’s board of directors has authorized a stock repurchase program under which Nexstar may repurchase shares of its common stock from time to time in open market transactions, block trades or privately negotiated transactions, including through Rules 10b5-1 and 10b-18 plans. The program has no minimum number of shares that Nexstar is required to purchase, has no expiration date and may be modified, suspended or terminated at any time. As of December 31, 2025, $1.4 billion remained available for repurchases under the authorization.

Note 13: Stock-Based Compensation

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense of $78 million, $78 million and $60 million during the years ended December 31, 2025, 2024 and 2023, respectively, all attributable to RSUs and PSUs. As of December 31, 2025, there was $95 million of total unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

Stock-Based Compensation Plans

As of December 31, 2025, Nexstar’s 2019 Long-Term Equity Incentive Plan, approved by Nexstar’s majority stockholders on June 5, 2019 (the “2019 Plan”), provides for the granting of stock options, stock appreciation rights, RSUs and PSUs to directors, employees or consultants of Nexstar. The 2019 Plan authorizes the issuance of up to 3,100,000 shares of Nexstar’s common stock. As of December 31, 2025, 664,860 shares remained available for future grants under the 2019 Plan.

Stock Options

For the years ended December 31, 2024 and 2023, the aggregate intrinsic value of options exercised, on their respective exercise dates, was $28 million and $10 million, respectively. There were no stock options granted during the periods covered in these financial statements and all outstanding awards were exercised as of December 31, 2024.

Time-Based Restricted Stock Units

The RSUs vest over a range of one to four years from the date of the award subject to the continued employment of the grantee as of each vesting date. Unvested RSUs are generally forfeited immediately upon the employee’s termination for any reason other than change of control. The following table summarizes activity and information related to RSUs for the year ended December 31, 2025:

		Weighted-Average
	Unvested	Grant-Date
	Shares	Fair Value Per Share
Unvested as of December 31, 2024	839,739	$149.48
Awarded	329,589	$162.87
Vested	(339,934)	$151.87
Forfeited/cancelled	(81,724)	$151.25
Unvested as of December 31, 2025	747,670	$154.10

Performance-Based Restricted Stock Units

The PSUs vest over a range of two to four years from the date of the award subject to the continued service of the grantee as of each vesting date and the achievement of specific performance metrics. For PSU awards with a market condition, the number of shares to be issued upon vesting is based on the total shareholder return of Nexstar’s common stock measured against a defined peer group over a designated measurement period. Certain other PSU awards are based on the achievement of established internal operating goals. Unvested PSUs are generally forfeited immediately upon the employee’s termination for any reason other than change of control or when the required metric was not achieved. The following table summarizes activity and information related to PSUs for the year ended December 31, 2025:

		Weighted-Average
	Unvested	Grant-Date
	Shares	Fair Value Per Share
Unvested as of December 31, 2024	201,486	$188.40
Awarded	125,926	$221.01
Vested	(124,785)	$201.85
Unvested as of December 31, 2025	202,627	$200.39

Note 14: Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in millions):

	2025	2024	2023
Current tax expense:
Federal	$160	$246	$170
State	36	63	37
	196	309	207
Deferred tax benefit:
Federal	(98)	(28)	(60)
State	(31)	(5)	(16)
	(129)	(33)	(76)
Income tax expense	$67	$276	$131

The following is a reconciliation of the federal statutory income tax rate to income tax expense for the years ended December 31 (in millions):

	2025		2024		2023
US federal statutory tax rate	$32	21.0%	$201	21.0%	$84	21.0%
State and local income taxes, net of federal income tax effect(1)	7	4.7%	43	4.5%	18	4.5%
Changes in valuation allowances	6	4.0%	1	0.1%	10	2.5%
Nontaxable or nondeductible items
Compensation	11	7.3%	12	1.3%	8	2.0%
Meals and entertainment	3	2.0%	3	0.3%	3	0.7%
Noncontrolling interest	4	2.7%	7	0.7%	14	3.5%
Goodwill impairment	3	2.0%	5	0.5%	-	-
Others	1	1.0%	4	0.4%	(6)	(1.5%)
Income tax expense	$67	44.7%	$276	28.8%	$131	32.7%
(1)
State and local taxes income taxes in California, Louisiana, and Pennsylvania made up the majority (greater than 50 percent) of this category in 2025; California, Florida, Illinois, Indiana, New Jersey, New York, New York City, and Pennsylvania made up the majority in 2024; California, Illinois, Louisiana, New York, and Pennsylvania made up the majority in 2023.

The following is a summary of cash income taxes paid (net of refunds) for the years ended December 31 (in millions):

	2025	2024	2023
Income taxes paid, net of refunds:
Federal	$176	$205	$144
State and local	32	49	25
Income taxes paid, net of refunds	$208	$254	$169

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in millions):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$33	$34
Compensation	6	6
Rent	68	69
Pension	44	53
Other	46	44
Total deferred tax assets	197	206
Valuation allowance for deferred tax assets	(57)	(52)
Total deferred tax assets	140	154
Deferred tax liabilities:
Property and equipment	(170)	(178)
Other intangible assets	(299)	(357)
Goodwill	(183)	(158)
FCC licenses	(692)	(678)
Rent	(64)	(68)
Investments	(42)	(160)
Other	(44)	(42)
Total deferred tax liabilities	(1,494)	(1,641)
Net deferred tax liabilities	$(1,354)	$(1,487)

As of December 31, 2025, the Company’s reserve for uncertain tax positions totaled approximately $26 million. For the years ended December 31, 2025, 2024 and 2023 there were $26 million, $27 million and $27 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably. The Company has not recorded any tax reserves related to the Chicago Cubs Transactions as further described in Note 11.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in millions):

	2025	2024	2023
Uncertain tax position liability at the beginning of the year	$27	$27	$28
Increases related to current year positions	-	1	-
Decreases related to settlements with taxing authorities	(1)	-	-
Decreases related to expiration of statute of limitations	-	(1)	(1)
Uncertain tax position liability at the end of the year	$26	$27	$27

The Company’s liability for unrecognized tax benefits totaled $26 million and $27 million at December 31, 2025 and 2024, respectively. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $26 million and $27 million impact on the Company’s reported income tax expense in 2025 and 2024, respectively.

As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations. The Company’s accrued interest and penalties related to uncertain tax positions were $13 million, $12 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company has gross federal and state income tax NOL carryforwards of $124 million and $132 million, respectively, which are available to reduce future taxable income if utilized before their expiration. A valuation allowance has been recorded against $118 million of federal NOLs and $78 million of state NOLs attributable to one of the consolidated VIEs. Federal NOLs generated prior to 2018 will expire through 2037 if not utilized. Federal NOLs generated after 2017 carry forward indefinitely. State NOLs will expire through 2045 if not utilized. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. As of December 31, 2025, the Company does not expect any NOLs to expire as a result of Section 382 limitations.

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

On July 4, 2025, H.R.1, also known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that are applicable to the Company in 2025. The provisions of the OBBA did not materially impact the annual effective rate in 2025, but did impact the split between current taxes payable and deferred taxes.

Note 15: Income Per Share

Income per share (basic and diluted) available to common stockholders for the years ended December 31 are presented below ($ in millions, except per share amounts, and shares in thousands):

	2025	2024	2023
Net income attributable to Nexstar Media Group, Inc.	$109	$722	$346
Accretion of redeemable noncontrolling interests(1)	(17)	(20)	-
Net income available to common stockholders	$92	$702	$346

Weighted average shares outstanding – basic	30,349	32,311	35,317
Dilutive effect of equity incentive plan instruments	358	485	517
Weighted average shares outstanding – diluted	30,707	32,796	35,834

Net income per share available to common stockholders – basic	$3.04	$21.73	$9.78
Net income per share available to common stockholders – diluted	$3.00	$21.41	$9.64

(1)
As discussed in Note 2, we adjusted our accounting for redeemable noncontrolling interests. The accretion for the year ended December 31, 2024 included an out-of-period adjustment of $7 million which reduced each of basic and diluted earnings per share by $0.20.

The Company had outstanding restricted stock units to acquire 38,000, 20,000 and 69,000 weighted average shares of common stock for the years ended December 31, 2025, 2024 and 2023, respectively, the effects of which are excluded from the calculation of dilutive income per share, as their inclusion would have been anti-dilutive for the periods presented.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short term nature.

The Company’s long-lived assets, indefinite-lived intangible assets and goodwill, and investments accounted for using the equity method are not measured at fair value on a recurring basis but are subject to fair value adjustments in specific circumstances, such as when indicators of impairment are present. The resulting fair value measurements of these assets are considered Level 3 in the fair value hierarchy. Refer to Notes 5 and 6 for additional information.

The fair value hierarchy of assets associated with pension benefit plans are disclosed in Note 10. Certain plan assets measured using NAV as a practical expedient are excluded from the fair value hierarchy.

As of December 31, the estimated fair values and carrying amounts of the Company’s long-term debt which are not measured at fair value on a recurring basis but for which fair value disclosures are required under ASC 820 were as follows ($ in millions):

	2025		2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Revolving loans due June 2030	$144	$ 139(1)	$-	$-
Term Loan A, due June 2030	1,852	1,820(2)	-	-
Term Loan A, due June 2027	-	-	2,117	2,093(3)
Term Loan B, due June 2032	1,278	1,302(2)	-	-
Term Loan B, due September 2026	-	-	1,344	1,362(3)
5.625% Notes, due July 2027	1,715	1,712(2)	1,716	1,667(2)
4.75% Notes, due November 2028	996	990(2)	995	930(2)
Mission
Revolving loans due June 2030	62	61(1)	-	-
Revolving loans due June 2027	-	-	62	61(3)
Term Loan B, due June 2028	286	288(2)	289	290(3)

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
(3)
The fair value was estimated based on available borrowing rates for bank loans with similar terms and average maturities. The fair value measurement was considered Level 3, as significant inputs to the fair value calculation were unobservable in the market.

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

The following table sets forth a breakdown of selected financial information for our reportable Broadcast segment and a reconciliation of that segment’s profit to income from operations (in millions):

	Years Ended December 31,
	2025	2024	2023
Reportable Broadcast Segment:
Net revenue	$4,657	$5,134	$4,611
Programming and related expenses (1)	(2,200)	(2,182)	(2,086)
Selling, general and administrative expenses (1)	(734)	(775)	(771)
Amortization of broadcast rights (1)	(60)	(64)	(77)
Reportable Broadcast segment's profit	1,663	2,113	1,677
Other segmentsʼ loss, net	(87)	(130)	(253)
Corporate (unallocated)	(192)	(197)	(180)
Depreciation and amortization expense (2)	(471)	(484)	(488)
Goodwill and long-lived assets impairment	(14)	(24)	(35)
Transaction and other one-time expenses	(47)	-	-
Restructuring costs	-	(12)	(15)
Miscellaneous	(3)	2	2
Income from operations	$849	$1,268	$708

(1) The expenses included in the measure of our reportable Broadcast segment’s profit are as follows:

•
Programming and related expenses – primarily include fees incurred under network affiliation agreements and operating costs to produce and air local news.
•
Selling, general and administrative expenses – primarily include (i) salaries, benefits and payroll taxes, commissions, professional fees, travel and software license fees incurred by sales teams and (ii) salaries, benefits and payroll taxes, group insurance and office rental costs incurred in managing the segment’s business units.
•
Amortization of broadcast rights – the amortization of license fees for acquired programs from national program syndicators and certain production companies.

(2) Includes depreciation of property and equipment and amortization of intangible assets. Excludes amortization of broadcast rights.

The following tables present the disaggregation of the Company’s revenue by source (in millions).

Year Ended December 31, 2025	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$2,863	$118	$-	$(57)	$2,924
Advertising	1,752	207	-	-	1,959
Other	42	21	10	(7)	66
Total net revenue	$4,657	$346	$10	$(64)	$4,949

Year Ended December 31, 2024	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$2,869	$106	$-	$(47)	$2,928
Advertising	2,223	192	-	-	2,415
Other	42	19	10	(7)	64
Total net revenue	$5,134	$317	$10	$(54)	$5,407

Year Ended December 31, 2023	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$2,674	$73	$1	$(21)	$2,727
Advertising	1,894	227	-	-	2,121
Other	43	39	9	(6)	85
Total net revenue	$4,611	$339	$10	$(27)	$4,933

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

The Company primarily derives its revenues from advertising and from distribution of its stations’ signals and its networks. During the years ended December 31, 2025, 2024 and 2023, revenues from two of the Company’s customers from these sources exceeded 10% of the Company’s consolidated net revenues. The first customer represented approximately 13%, 12% and 12% of the Company’s consolidated net revenues in 2025, 2024 and 2023, respectively. The second customer represented 13%, 12% and 14% of the Company’s consolidated net revenues in 2025, 2024 and 2023, respectively.

Assets by reportable segment are not reported because it is not used by the CODM to allocate resources or evaluate segment performance. For disclosure of goodwill by segment, see Note 5.

Note 18: Valuation and Qualifying Accounts

Allowance for credit losses rollforward (in millions):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2025	$16	$9	$(7)	18
Year Ended December 31, 2024	20	8	(12)	16
Year Ended December 31, 2023	18	12	(10)	20

(1)
Uncollectible accounts written off, net of recoveries.

Note 19: Subsequent Events

On January 30, 2026, Nexstar’s board of directors declared a quarterly cash dividend of $1.86 per share on its outstanding common stock. The dividend is payable on February 27, 2026 to stockholders of record on February 13, 2026.