Form 10-Q
period 2026-03-31
NEXSTAR MEDIA GROUP, INC.
filed 2026-05-08
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 30,538,965 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$379	$280
Restricted cash	57	-
Accounts receivable, net of allowance for credit losses of $25 and $18, respectively	1,657	1,075
Broadcast rights	78	61
Prepaid expenses and other current assets	111	57
Total current assets	2,282	1,473
Property and equipment, net	1,855	1,158
Goodwill	5,046	2,910
FCC licenses	5,109	2,949
Network affiliation agreements, net	2,650	1,305
Other intangible assets, net	333	282
Investments	367	396
Other noncurrent assets, net	461	373
Total assets(1)	$18,103	$10,846
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$274	$111
Accounts payable	200	133
Broadcast rights payable	74	48
Accrued expenses	591	314
Operating lease liabilities	52	41
Other current liabilities	108	64
Total current liabilities	1,299	711
Debt	11,878	6,222
Deferred tax liabilities	2,141	1,354
Other noncurrent liabilities	617	497
Total liabilities(1)	15,935	8,784
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 2)	22	19
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of March 31, 2026 and December 31, 2025	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 30,537,846 shares outstanding as of March 31, 2026 and 47,282,823 shares issued, 30,327,669 shares outstanding as of December 31, 2025	-	-
Additional paid-in capital	1,307	1,331
Accumulated other comprehensive loss	(15)	(15)
Retained earnings	3,639	3,537
Treasury stock - at cost; 16,744,977 and 16,955,154 shares as of March 31, 2026 and December 31, 2025, respectively	(2,763)	(2,789)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,168	2,064
Noncontrolling interests	(22)	(21)
Total stockholdersʼ equity	2,146	2,043
Total liabilities, redeemable noncontrolling interests and stockholdersʼ equity	$18,103	$10,846

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of March 31, 2026 and December 31, 2025 include certain assets held by consolidated VIEs of $293 million and $292 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of March 31, 2026 and December 31, 2025 include certain liabilities of consolidated VIEs of $139 million and $139 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net revenue	$1,396	$1,234
Operating expenses:
Direct operating, excluding depreciation and amortization	611	551
Selling, general and administrative, excluding depreciation and amortization	327	257
Amortization of broadcast rights	72	88
Depreciation and amortization of intangible assets	121	117
Other	-	1
Total operating expenses	1,131	1,014
Income from operations	265	220
Income from equity method investments, net	4	8
Interest expense, net	(120)	(97)
Pension and other postretirement plans credit, net	7	8
Other expenses, net	(3)	(1)
Income before income taxes	153	138
Income tax benefit (expense)	7	(41)
Net income	160	97
Net loss attributable to noncontrolling interests	4	11
Net income attributable to Nexstar Media Group, Inc.	$164	$108

Net income per share available to common stockholders:
Basic	$5.22	$3.41
Diluted	$5.09	$3.37

Weighted average number of common shares outstanding:
Basic (in thousands)	30,371	30,532
Diluted (in thousands)	31,166	30,927

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Three Months Ended March 31, 2026 and 2025

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	interests	Equity
Balances as of December 31, 2025	$19	47,282,823	$-	$1,331	$3,537	$(15)	(16,955,154)	$(2,789)	$(21)	$2,043
Stock-based compensation expense	-	-	-	20	-	-	-	-	-	20
Vesting of restricted stock units	-	-	-	(44)	-	-	210,177	26	-	(18)
Dividends declared on common stock ($1.86 per share)	-	-	-	-	(56)	-	-	-	-	(56)
Accretion of redeemable noncontrolling interests	6	-	-	-	(6)	-	-	-	-	(6)
Net income (loss)	(3)	-	-	-	164	-	-	-	(1)	163
Balances as of March 31, 2026	$22	47,282,823	$-	$1,307	$3,639	$(15)	(16,744,977)	$(2,763)	$(22)	$2,146

Balances as of December 31, 2024	$26	47,282,823	$-	$1,304	$3,671	$(1)	(16,661,582)	$(2,717)	$(15)	$2,242
Purchase of treasury stock	-	-	-	-	-	-	(441,164)	(75)	-	(75)
Stock-based compensation expense	-	-	-	18	-	-	-	-	-	18
Vesting of restricted stock units	-	-	-	(18)	-	-	177,846	18	-	-
Dividends declared on common stock ($1.86 per share)	-	-	-	-	(57)	-	-	-	-	(57)
Accretion of redeemable noncontrolling interests	4	-	-	-	(4)	-	-	-	-	(4)
Other	(1)	-	-	-	-	-	-	-	-	-
Net income (loss)	(10)	-	-	-	108	-	-	-	(1)	107
Balances as of March 31, 2025	$19	47,282,823	$-	$1,304	$3,718	$(1)	(16,924,900)	$(2,774)	$(16)	$2,231

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$160	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of broadcast rights	72	88
Depreciation and amortization of intangible assets	121	117
Stock-based compensation expense	20	18
Deferred income taxes	(51)	(16)
Payments for broadcast rights	(62)	(80)
Income from equity method investments, net	(4)	(8)
Distribution from equity method investments – return on capital	84	114
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	34	(2)
Prepaid and other current assets	(6)	(8)
Other noncurrent assets	(5)	3
Accounts payable	(31)	(16)
Accrued expenses and other current liabilities	(78)	(21)
Income tax payable	43	54
Other noncurrent liabilities	(13)	(13)
Other	5	10
Net cash provided by operating activities	289	337
Cash flows from investing activities:
Purchases of property and equipment	(22)	(35)
Payments for acquisitions, net of cash acquired	(3,341)	(22)
Proceeds received from life insurance policies	51	-
Other investing activities, net	(1)	(4)
Net cash used in investing activities	(3,313)	(61)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	9,381	-
Repayments of long-term debt	(6,026)	(31)
Payments for debt financing costs	(85)	-
Premium paid on debt extinguishment	(13)	-
Purchase of treasury stock	-	(75)
Common stock dividends paid	(56)	(57)
Cash paid for shares withheld for taxes	(18)	-
Other financing activities, net	(3)	(4)
Net cash provided by (used in) financing activities	3,180	(167)
Net increase in cash, cash equivalents and restricted cash	156	109
Cash, cash equivalents and restricted cash at beginning of period	280	144
Cash, cash equivalents and restricted cash at end of period	$436	$253
Supplemental information:
Interest paid	$126	$107

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$8	$12
Right-of-use assets obtained in exchange for operating lease obligations	$-	$10

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of March 31, 2026, we owned, operated, programmed or provided sales and other services to 265 full power television stations, two AM radio stations and one FM radio station, including those television stations owned by VIEs, in 132 markets in 44 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV (“MNTV”), and other broadcast television networks. As of March 31, 2026, Nexstar’s stations reached approximately 80% of all U.S. television households. Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and two television stations owned by unconsolidated VIEs. As of March 31, 2026, Nexstar also owns an 80.8% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”); NewsNation, a national cable news network; Premion, a connected TV and over-the-top advertising platform; four digital multicast networks, Antenna TV, REWIND TV, True Crime and Quest; multicast network services provided to third parties; Locked On Podcast Network (“Locked On”), a network of sports podcasts; BestReviews LLC (“BestReviews”), a leading consumer product recommendations company and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 176 local websites and 292 mobile applications across local stations, NewsNation, The Hill, BestReviews, Locked On and True Crime. The portfolio also includes 160 connected television applications and 61 free ad-supported television channels.

On March 19, 2026, Nexstar completed its acquisition of TEGNA Inc., a Delaware corporation (“TEGNA”), pursuant to the previously announced Agreement and Plan of Merger, dated as of August 18, 2025 (the “Merger Agreement”). On April 17, 2026, the United States District Court for the Eastern District of California in the antitrust litigation In re: Nexstar-TEGNA Merger Litigation issued a preliminary injunction prohibiting further integration of the companies, subject to certain exceptions, pending adjudication on the merits. See Note 3 for additional information.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, Federal Communications Commission (“FCC”) licenses, long-lived assets (property and equipment and amortizable intangible assets), investments, broadcast rights, the useful lives of long-lived assets, pension and postretirement obligations, fair value of stock-based compensation, accretion of redeemable noncontrolling interests and allowance for credit losses. As of March 31, 2026, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2025. The balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of March 31, 2026 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$5	$5
Accounts receivable, net	25	23
Prepaid expenses and other current assets	4	4
Total current assets	34	32
Property and equipment, net	47	48
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	49	51
Other noncurrent assets, net	54	56
Total assets	$535	$538

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	36	36
Total current liabilities	39	39
Debt	344	345
Deferred tax liabilities	43	41
Other noncurrent liabilities	62	64
Total liabilities	$488	$489

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	March 31, 2026	December 31, 2025
Current assets	$4	$3
Property and equipment, net	9	9
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	15	16
Other noncurrent assets, net	3	2
Total assets	$293	$292

Current liabilities	$34	$34
Noncurrent liabilities	105	105
Total liabilities	$139	$139

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

Redeemable Noncontrolling Interests

On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW. Since that time, Nexstar acquired additional ownership interest in the network increasing its ownership to 80.8% as of March 31, 2026. Pursuant to the operating agreement governing The CW, Nexstar has a call right to acquire the noncontrolling ownership interests in The CW that is exercisable during a certain period each year, and each noncontrolling owner has a put right to sell its ownership interest in The CW to Nexstar beginning in June 2026, subject to Nexstar’s one year deferral right, for cash. The amount at which the noncontrolling interests can be redeemed under either the call right or the put rights is the greater of the capital contributed by the minority owners or a multiple of The CW’s earnings.

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

Recent Accounting Pronouncements

New Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the potential impacts of ASU 2024-03 on its Condensed Consolidated Financial Statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 amends the existing standard to remove all references to prescriptive and sequential software development project stages and require that the entity capitalize software costs when both (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the intended function (referred to as the “probable-to-complete” recognition threshold). ASU 2025-06 is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis, or a retrospective basis. The Company is currently evaluating the potential impacts of ASU 2025-06 on its Condensed Consolidated Financial Statements and related disclosures.

Note 3: Acquisitions

Merger with TEGNA

On March 19, 2026 (the “Closing Date”), Nexstar completed its acquisition of TEGNA pursuant to the previously announced Merger Agreement by and among Nexstar, TEGNA and Teton Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nexstar (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into TEGNA, with TEGNA continuing as the surviving corporation and a wholly owned subsidiary of Nexstar (the “Merger”). As a result of the Merger, Nexstar acquired 64 full power stations and two radio stations in 51 markets; Premion, a connected TV and over-the-top advertising platform; two digital multicast networks, True Crime and Quest and Locked On Podcast Network.

On April 17, 2026, the United States District Court for the Eastern District of California in the antitrust litigation In re: Nexstar-TEGNA Merger Litigation issued a preliminary injunction prohibiting further integration of the companies, subject to certain exceptions, pending adjudication on the merits. Also, in connection with the regulatory approval of the Merger, Nexstar made certain commitments to the FCC, including a commitment to divest six television stations within two years provided that a waiver of the FCC’s local television ownership rule remains necessary to own such stations at that time. No agreement has been executed with any prospective buyer at this time.

The Merger increased Nexstar’s operational and geographic diversity and scale to cover approximately 80% of U.S. television households, enhanced its presence in various localities and extended its footprint to additional areas experiencing contested elections.

The television stations (full power, low power, and multicast channels) acquired by Nexstar as a result of the Merger are as follows (Bold denotes networks owned by Nexstar):

Market Rank(1)	Market	Status	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliations	FCC License Expiration Date
4	Dallas, TX	O&O O&O	WFAA KFAA-DTV	ABC Independent	WFAA-D3, D4, D6 KFAA-D2	True Crime, Quest, ShopLC Estrella	8/1/2030 8/1/2030
6	Houston, TX	O&O O&O	KHOU KTBU	CBS Quest	KHOU-D2, D3, D4, D5 KTBU-D2, D3	ShopLC, True Crime, Comet, Roar True Crime, Nacion	8/1/2030 8/1/2030
7	Atlanta, GA	O&O O&O	WXIA-TV WATL	NBC MNTV	WXIA-D3, D4, D5, D6 WATL-D2, D3, D5, D6	True Crime, The Nest, ShopLC, Great Nosey, Antenna TV, QVC, Quest	4/1/2029 4/1/2029
8	DC/Hagerstown, MD	O&O	WUSA	CBS	WUSA-D2, D3, D4, D6	True Crime, Quest, The Nest, QVC	10/1/2028
11	Tampa, FL	O&O	WTSP	CBS	WTSP-D2, D3, D4, D5	Quest, True Crime, The Nest, Telemundo	2/1/2029
12	Phoenix, AZ	O&O O&O	KPNX KNAZ-TV	NBC NBC	KPNX-D2, D3, D4, D6 KNAZ-D2, D3, D4, D5	ShopLC, True Crime, Quest, The Nest ShopLC, True Crime, Quest, The Nest	10/1/2030 10/1/2030
13	Seattle-Tacoma, WA	O&O O&O	KING-TV KONG	NBC Independent	KING-D2, D3, D4, D5 KONG-D2, D3	True Crime, Quest, The 365, QVC2 Quest, True Crime	2/1/2031 2/1/2031
16	Minneapolis-St. Paul, MN	O&O	KARE	NBC	KARE-D2, D3, D4, D5, D8	Quest, True Crime, ShopLC, The Nest, HSN	4/1/2030
17	Denver, CO	O&O O&O	KUSA KTVD	NBC MNTV	KUSA-D2, D3, D5, D6 KTVD-D2, D3, D5	Cozi, True Crime, Quest, The Nest H&I, ShopLC, Quest	4/1/2030 4/1/2030
19	Cleveland, OH	O&O	WKYC	NBC	WKYC-D2, D3, D4, D5, D6, D7	True Crime, Cozi, Quest, The Nest, ShopLC, QVC2	10/1/2029
20	Sacramento, CA	O&O	KXTV	ABC	KXTV-D2, D3, D4, D5, D6, D9	True Crime, Quest, Laff, Comet, The Nest, ShopLC	8/1/2032
21	Charlotte, NC	O&O	WCNC-TV	NBC	WCNC-D2, D3, D4, D5	True Crime, Court TV, Quest, The Nest	12/1/2028
23	Portland, OR	O&O	KGW	NBC	KGW-D2, D3 KGWZ-LD, D2 D3	Quest, True Crime Quest, True Crime, QVC2	2/1/2031 2/1/2031
24	St. Louis, MO	O&O	KSDK	NBC	KSDK-D2, D3, D4, D5	Great, True Crime, Quest, Nosey	2/1/2030
25	Indianapolis, IN	O&O	WTHR	NBC	WTHR-D2, D3, D4, D6 WALV-CD, D3, D4	Quest, MeTV, True Crime Network, The Nest MeTV, True Crime Network, Shop LC	8/1/2029 8/1/2029
30	San Diego, CA	O&O	KFMB-TV	CBS	KFMB-D2, D3, D4, D6	MNTV, Quest, True Crime, The Nest	8/1/2032
31	San Antonio, TX	O&O	KENS	CBS	KENS-D2, D3, D4, D5, D7	Estrella, True Crime, Quest, Jewelry TV, ShopLC	8/1/2030
32	New Haven, CT	O&O O&O	WTIC-TV WCCT-TV	FOX The CW	WTIC-D2, D3, D4, D5 WCCT-D2, D3, D4	Antenna TV, Great, True Crime, The Nest Grit, Comet, Quest	4/1/2031 4/1/2031
34	Austin, TX	O&O	KVUE	ABC	KVUE-D2, D3, D4, D5, D6, D7, D8	Estrella, True Crime, Quest, The Nest, Outlaw, Busted, ShopLC	8/1/2030
35	Columbus, OH	O&O	WBNS-TV(2)	CBS	WBNS-D2, D3, D4, D5, D6, D7, D8	MeTV, Dabl, True Crime, Quest, ShopLC, Busted, Ion Plus	10/1/2029
41	Jacksonville, FL	O&O O&O	WTLV WJXX	NBC ABC	WTLV-D2, D3, D4, D5, D6, D7, D8 WJXX-D3, D4, D5, D6	Antenna TV, True Crime, Roar, ShopLC, HSN, Comet, Charge Quest, Mystery, The Nest, Nosey	2/1/2029 2/1/2029
42	Harrisburg, PA	O&O	WPMT	FOX	WPMT-D2	Antenna TV	8/1/2031
43	Grand Rapids, MI	O&O	WZZM	ABC	WZZM-D3, D4, D5, D6, D7, D9	True Crime, Quest, The 365, Outlaw, QVC, Start TV	10/1/2029
44	Portsmouth, VA	O&O	WVEC	ABC	WVEC-D2, D3, D4, D5, D6, D8 WJHJ-LD	True Crime, MeTV, Quest, The 365, Outlaw, ShopLC Quest	10/1/2028 10/1/2028
46	Greensboro, NC	O&O	WFMY-TV	CBS	WFMY-D2, D3, D4, D5, D6, D7, D8	True Crime, Ion Mystery, Quest, The 365, Outlaw, QVC, HSN	12/1/2028
49	Louisville, KY	O&O	WHAS-TV	ABC	WHAS-D2, D3, D4, D5, D6, D7, D8, D9	True Crime, Quest, Busted, The Nest, Great, HSN, QVC, Dabl	8/1/2029
50	New Orleans, LA	O&O O&O	WWL-TV WUPL	CBS MNTV	WWL-D2, D3, D4, D5, D6, D7, D8 WUPL-D2, D3, D4, D5 WBXN-CD	True Crime, The Nest, Confess, Great, Dabl, QVC2, ShopLC Quest, H&I, True Crime, Cozi MNTV	6/1/2029 6/1/2029 (4)

Market Rank(1)	Market	Status	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliations	FCC License Expiration Date
51	Memphis, TN	O&O O&O	WATN-TV WLMT	ABC The CW	WATN-D2, D3, D4, D5, D6, D7, D8 WLMT-D2, D3, D4, D5, D6, D8	Quest, Cozi, True Crime, Laff, The Nest, Comet, Charge! MeTV, StartTV, Great, ShopLC, Nosey, Rewind TV	8/1/2029 8/1/2029
54	Buffalo, NY	O&O	WGRZ	NBC	WGRZ-D2, D3, D4, D5	Antenna TV, True Crime, Quest, Nosey	6/1/2031
58	Little Rock, AR	O&O	KTHV	CBS	KTHV-D2, D3, D5, D7, D8	Quest, True Crime, Nosey, Busted, ShopLC	6/1/2029
59	Wilkes Barre, PA	O&O	WNEP-TV	ABC	WNEP-D2	Antenna TV	8/1/2031
60	Knoxville, TN	O&O	WBIR-TV	NBC	WBIR-D2, D3, D4, D5, D6, D7, D8	MeTV, True Crime, Quest, The Nest, ShopLC, Nosey, Comet	8/1/2029
65	Tucson, AZ	O&O O&O	KMSB KTTU	FOX The CW	KMSB-D2, D3, D4, D5, D7, D8 KTTU-D2, D3, D4, D5, D6	Quest, True Crime, Nosey, ShopLC, Comet, QVC MNTV, The Nest, Start TV, H&I, HSN	10/1/2030 10/1/2030
66	Spokane, WA	O&O O&O	KREM KSKN	CBS The CW	KREM-D2, D3, D4, D5, D6, D7, D8 KSKN-D2, D3, D4, D5, D8	True Crime, Grit, ShopLC, Great, Outlaw, Comet, Cozi Quest, Laff, The Nest, The 365, Defy	2/1/2031 2/1/2031
67	Des Moines, IA	O&O O&O	WOI-DT KCWI-TV	ABC The CW	WOI-D2, D3, D4 KCWI-D2, D5, D8	True Crime, Grit, The Nest Quest, Great, Dabl	2/1/2030 2/1/2030
75	Huntsville, AL	O&O	WZDX	FOX	WZDX-D2, D3, D4, D5, D6, D7, D8, D9	MNTV, MeTV, Mystery, True Crime, Quest, The Nest, Nosey, Comet	4/1/2029
76	Columbia, SC	O&O	WLTX	CBS	WLTX-D2, D3, D4, D5, D6	True Crime, ShopLC, Quest, The Nest, Nosey	12/1/2028
78	Portland-Auburn, ME	O&O	WCSH	NBC	WCSH-D2, D3, D4, D5, D6, D8	True Crime, Quest, The 365, Outlaw, ShopLC, Defy	4/1/2031
81	Toledo, OH	O&O	WTOL	CBS	WTOL-D2, D3, D4, D5, D6, D7, D8	True Crime, Grit, Quest, ShopLC, Great, The Nest, Laff	10/1/2029
83	Waco-Bryan, TX	O&O	KCEN-TV	NBC	KCEN-D2, D3, D5, D8, D9 KAGS-LD, D2, D3, D5	Quest, True Crime, Great, Charge! ShopLC NBC, Quest, True Crime, Comet	8/1/2030 8/1/2030
96	Fayetteville, AR	O&O	KFSM-TV	CBS	KFSM-D2, D3, D4, D5, D6, D7, D8	True Crime, Antenna TV, Quest, The Nest, Busted, Great, Dabl	6/1/2029
98	Boise, ID	O&O	KTVB(3)	NBC	KTVB-D2, D3, D4, D5, D6, D7, D8	24-7 News, Quest, True Crime, The Nest, ShopLC, Nosey, Antenna TV	10/1/2030
104	Quad Cities, IL	O&O	WQAD-TV	ABC	WQAD-D2, D3, D4, D5, D6, D7	Antenna TV, MNTV, True Crime, Quest, The Nest, Busted	12/1/2029
106	Tyler-Longview, TX	O&O	KYTX	CBS	KYTX-D2, D3, D4, D5, D6, D7, D8	The CW, MeTV, True Crime, Court TV, Ion Plus, The Nest, Quest	8/1/2030
119	Macon, GA	O&O	WMAZ-TV	CBS	WMAZ-D2, D3, D4, D5, D6	The CW, True Crime, Quest The Nest, Busted	4/1/2029
130	Corpus Christi, TX	O&O	KIII	ABC	KIII-D2, D3, D4, D5, D6, D7, D8, D9	MeTV, Quest, Cozi, True Crime, The Nest, ShopLC, Great, QVC	8/1/2030
143	Beaumont-Port Arthur, TX	O&O	KBMT	ABC	KBMT-D2, D3, D4, D5, D6, D7 KUIL-LD, D2, D4, D5, D6, D7, D8, D9	NBC, Cozi, MeTV, True Crime, Quest, The 365 MNTV, Busted, Mystery, Grit, Laff, H&I, HSN, QVC	8/1/2030 8/1/2030
144	Midland, TX	O&O	KWES-TV	NBC	KWES-D2, D3, D4, D6, D7	Quest, True Crime, Bounce TV, ShopLC, Great	8/1/2030
156	Bangor, ME	O&O	WLBZ	NBC	WLBZ-D2, D3, D4, D6, D7, D8	True Crime, Quest, The Nest, Great, QVC, HSN	4/1/2031
166	Abilene, TX	O&O	KXVA	FOX	KXVA-D2, D3, D4, D5, D7, D8	MNTV, Cozi, Quest, True Crime, Great, ShopLC	(4)
197	San Angelo, TX	O&O	KIDY	FOX	KIDY-D2, D3, D4, D5, D6, D7	MNTV, Cozi, Quest, Busted, Outlaw, True Crime	(4)
(1)
Market rank refers to ranking the size of the Designated Market Areas (“DMAs”) in which the station is located in relation to other DMAs. Source: 2025-2026 Nielsen Local Television Market Universe Estimates, as published by The Nielsen Company.
(2)
Nexstar also acquired two radio stations, WBNS (AM) and WBNS-FM in the Columbus, OH market, as a result of the Merger.
(3)
TEGNA also owns low power television station KTFT-LD, an NBC affiliate, in the neighboring Twin Falls, ID DMA. (KTFT-LD, D2, D3, D4, D5, D6, D8; Other Affiliations: NBC, 24-7 News, Quest, True Crime, Defy, The Nest, QVC).
(4)
Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, the license expiration date is automatically extended pending FCC review of and action on the renewal application.

Pursuant to the terms of the Merger Agreement, at the Closing Date, each issued and outstanding equity share of TEGNA immediately prior to the closing of the Merger was converted into the right to receive $22 in cash (the “Merger Consideration”). All vested and unvested time-based and performance-based equity-based awards of TEGNA granted prior to August 18, 2025 and outstanding immediately prior to the effective time of the Merger were vested in full and converted into the right to receive the Merger Consideration at the Closing Date. Each TEGNA time-based restricted stock unit granted on or after August 18, 2025 was converted into a time-based restricted stock unit based on the Merger Consideration and the terms of the Merger Agreement.

The acquisition purchase price was $3.7 billion and reflects the Merger Consideration paid to acquire TEGNA’s outstanding equity and unvested equity-based awards granted before August 18, 2025. The purchase price was funded through a combination of proceeds from certain term loans and revolving loans, the issuance of secured notes (see Note 7) and cash on hand.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the allocation of the purchase price to the preliminary fair values of the assets acquired and liabilities assumed are as follows (in millions):

Assets acquired:
Cash and cash equivalent	$316
Accounts receivable	624
Prepaid expenses and other current assets	128
Property and equipment	718
FCC licenses	2,160
Network affiliation agreements	1,395
Other intangible assets	72
Investments	53
Other assets	76
Total assets acquired	5,542
Liabilities assumed:
Accounts payable	(95)
Accrued expenses and other current liabilities	(384)
Broadcast rights payable	(15)
Debt	(2,559)
Deferred tax liabilities	(838)
Other noncurrent liabilities	(130)
Total liabilities assumed	(4,021)
Net assets acquired	1,521
Goodwill	2,136
Total Purchase Price	$3,657

The preliminary purchase price allocation presented above is based upon management’s estimate of the fair value of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates (subject to final determination) are based on, but not limited to, estimated future revenue and cash flows, estimated long-term growth rates, and estimated discount rates. For assumed debt, refer to Note 14 for estimated fair values.

Property and equipment, excluding land of $163 million and construction in progress of $16 million, are depreciated over a weighted-average estimated useful life of 8.7 years.

FCC licenses are classified as indefinite-lived intangible assets and are not amortized. The intangible assets attributable to network affiliation agreements are amortized over an estimated useful life of 15 years. Other definite-lived intangible assets (primarily customer relationships, developed technology and brand value) are amortized over a weighted-average estimated useful life of 6.6 years.

Goodwill is attributable to future synergies and cost reductions resulting from increased purchasing leverage of key expenses, the ability to leverage shared costs across a larger organization, and operational knowledge from experienced management.

The carryovers of the tax basis in goodwill ($169 million), FCC licenses ($343 million), network affiliation agreements ($77 million), other intangible assets ($110 million) and property and equipment ($164 million) are deductible for tax purposes.

Other assets acquired and other liabilities assumed include right-of-use assets and lease liabilities, respectively, from various operating leases (see Note 8).

Certain assumed debt obligations were repaid subsequent to the Closing Date in late March 2026. Refer to Note 7 for additional information.

For additional information regarding the assumed pension benefit obligations (included in other noncurrent liabilities), refer to Note 9.

In connection with the Merger, Nexstar also assumed certain commitments and contingencies as described in Note 10.

TEGNA’s net revenue of $106 million and operating income of $24 million from March 19, 2026 to March 31, 2026 have been included in the accompanying Condensed Consolidated Statements of Operations.

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $38 million, were expensed as incurred during the three months ended March 31, 2026. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. No costs were incurred during the three months ended March 31, 2025.

Unaudited Pro Forma Information

The following unaudited pro forma information (in millions) has been presented for the periods indicated as if the Merger with TEGNA had occurred on January 1, 2025. The unaudited pro forma information combined the historical results of Nexstar and TEGNA, adjusted for business combination accounting effects including transaction costs attributable to the Merger, the depreciation and amortization charges from acquired intangible assets, the interest on new debt and the related tax effects. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of fiscal year 2025.

	Three Months Ended March 31,
	2026	2025
Net revenue	$2,007	$1,913
Income (loss) before income taxes	228	(49)
Net income (loss)	209	(66)
Net income (loss) attributable to Nexstar	213	(55)

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

Note 4: Intangible Assets and Goodwill

The Company’s goodwill by segment, indefinite-lived intangible assets and definite-lived intangible assets consisted of the following ($ in millions):

	Reportable Broadcast Segment			Other Segments			Total
		Accumulated			Accumulated			Accumulated
Goodwill	Gross	Impairment	Net	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2025	$2,922	$(43)	$2,879	$225	$(194)	$31	$3,147	$(237)	$2,910
Current year acquisition (Note 3)	-	-	-	2,136	-	2,136	2,136	-	2,136
Balances as of March 31, 2026	$2,922	$(43)	$2,879	$2,361	$(194)	$2,167	$5,283	$(237)	$5,046

	FCC Licenses
		Accumulated
Indefinite-lived Intangible Assets	Gross	Impairment	Net
Balances as of December 31, 2025	$2,997	$(48)	$2,949
Current year acquisition (Note 3)	2,160	-	2,160
Balances as of March 31, 2026	$5,157	$(48)	$5,109

	Network Affiliation Agreements			Other Definite-Lived Intangible Assets			Total
		Accumulated			Accumulated			Accumulated
		Amortization			Amortization			Amortization
Definite-Lived Intangible Assets	Gross	and Impairment	Net	Gross	and Impairment	Net	Gross	and Impairment	Net
Balances as of December 31, 2025	$3,125	$(1,820)	$1,305	$1,157	$(875)	$282	$4,282	$(2,695)	$1,587
Balances as of March 31, 2026	$4,520	$(1,870)	$2,650	$1,235	$(902)	$333	$5,755	$(2,772)	$2,983

The increases in network affiliation agreements and other definite-lived intangible assets are primarily attributable to the acquisition of TEGNA as discussed in Note 3 above.

The following table presents the Company’s estimate of amortization expense for the remainder of 2026, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2026 (in millions):

Remainder of 2026	$292
2027	374
2028	348
2029	326
2030	282
2031	272
Thereafter	1,089
$2,983

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2026, the Company did not identify events that would trigger impairment assessments.

Note 5: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Equity method investments	$326	$390
Other equity investments	41	6
Total investments	$367	$396

In connection with the Merger, Nexstar acquired equity method investments in various tower joint ventures of $16 million and other equity investments of $37 million.

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

As of March 31, 2026, Nexstar’s investment in TV Food Network had a book value of $293 million, compared to $372 million as of December 31, 2025.

As of March 31, 2026, Nexstar’s remaining share in the amortizable basis difference related to its investment in TV Food Network was $241 million, which will be amortized over a remaining estimated life of approximately 3.5 years, and Nexstar’s share in basis difference attributable to the investee’s goodwill was $119 million. As of December 31, 2025, Nexstar’s share in the amortizable basis difference and goodwill was $258 million and $119 million, respectively.

Nexstar had the following transactions related to its investment in TV Food Network during the three months ended March 31, 2026 and 2025, respectively (in millions):

	Three Months Ended March 31,
	2026	2025
Cash distributions received	$84	$114
Recognized share in TV Food Networkʼs net income	22	27
Recorded amortization of basis difference (expense)	(17)	(17)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net revenue	$183	$202
Costs and expenses	112	124
Income from operations	70	78
Net income	71	81
Net income attributable to Nexstar Media Group, Inc.	22	27

Other Equity Investments

Other equity investments represent interests in non-public entities that lack readily determinable fair values and in which we do not have control or significant influence. These investments are measured either at cost, adjusted for any impairment and observable price changes, or at fair value using the net asset value per share practical expedient.

Note 6: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Compensation and related taxes	$129	$99
Interest payable	53	55
Network affiliation fees	236	77
Other	173	83
Total	$591	$314

The increases in accrued expenses are primarily attributable to liabilities assumed in connection with the Merger (see Note 3).

Note 7: Debt

Long-term debt consisted of the following ($ in millions):

Nexstar’s outstanding term loans and revolving loans are governed by Nexstar’s credit agreement (as amended, the “Nexstar credit agreement”), and Mission’s outstanding term loans and revolving loans are governed by Mission’s credit agreement (as amended, the “Mission credit agreement”). Each of the amended credit agreements is also herein referred to as a “senior secured credit facility” (collectively, the “senior secured credit facilities”). Nexstar’s senior secured and senior unsecured notes and TEGNA’s senior unsecured notes are governed by the indentures.

	March 31, 2026	December 31, 2025
Nexstar
Secured debt
Revolving loans due 2030	$292	$144
Term Loan A due 2027	150	-
Term Loan A due 2030	1,833	1,857
Term Loan B due 2032	1,293	1,297
Term Loan B due 2033	1,750	-
7.75% Notes due 2027 (1)	200	-
7.25% Notes due 2027 (1)	240	-
6.50% Secured Notes due 2033	3,390	-
Unsecured debt
5.625% Notes due 2027	1,714	1,714
4.75% Notes due 2028	1,000	1,000
5.00% Notes due 2029	63	-
Mission
Revolving loans due 2030	62	62
Term Loan B due 2028	286	287
Total outstanding principal	12,273	6,361
Less: unamortized financing costs and discount, net of premium	(121)	(28)
Total outstanding debt	12,152	6,333
Less: current portion	(274)	(111)
Long-term debt, net of current portion	$11,878	$6,222
(1)
In accordance with the terms of the indenture, the Company intends to secure the notes.

2026 Activities

In March 2026, Nexstar amended its senior secured credit facility and obtained financing, issued senior notes and borrowed temporary financing, as follows:

•
$148 million under Nexstar’s existing revolving credit facility bearing Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on a leverage ratio grid;
•
$150 million in Term Loan A due on March 18, 2027 (“Term Loan A due 2027”), bearing SOFR plus a 2.00% applicable margin;
•
$2,750 million in Term Loan B, which was subsequently amended and refinanced in March 2026;
•
$1,750 million due on March 19, 2033 (“Term Loan B due 2033”), bearing SOFR plus a 2.75% applicable margin;
•
$3,390 million in Senior Secured Notes due September 15, 2033 (“6.50% Secured Notes due 2033”); and
•
Temporary financing of $1,211 million in bridge loans which were subsequently repaid in March 2026.

Debt issuance costs, including lender fees and third party costs totaling $103 million were deferred and amortized over the life of the applicable debt. Financing costs of $22 million related to commitment and funding fees related to bridge loans were recorded as interest expense, net in the accompanying Condensed Consolidated Statements of Operations.

In connection with the Merger, Nexstar assumed TEGNA’s outstanding principal amounts of indebtedness, as follows:

•
$200 million Senior Unsecured Notes due on June 1, 2027 (“7.75% Notes due 2027”);
•
$240 million Senior Unsecured Notes due on September 15, 2027 (“7.25% Notes due 2027”);
•
$1,000 million 4.625% Senior Unsecured Notes which were repaid in full in March 2026 as discussed below; and
•
$1,100 million Senior Unsecured Notes due September 15, 2029 (“5.00% Notes due 2029”) which were substantially repaid in March 2026 as discussed below.

As of the Closing Date, assumed TEGNA indebtedness was recorded at estimated fair value. TEGNA’s 4.625% Senior Unsecured Notes and 5.00% Notes due 2029 were recorded at the prices they were paid as set forth below. TEGNA’s 7.75% Notes due 2027 and 7.25% Notes due 2027 were recorded at estimated fair market value prices.

The proceeds from the issuance of new debt were used to fund the Merger and the related fees and expenses (see Note 3) and to repay certain TEGNA and Nexstar indebtedness in late March 2026 as follows:

•
TEGNA $1,000 million 4.625% Senior Unsecured Notes were repaid at par pursuant to the call right provided in the related indenture;
•
TEGNA $1,037 million 5.00% Notes due 2029 were repaid pursuant to a tender offer at 101.125%; and
•
$2,750 million in Term Loan B due 2033 was modified to reduce the principal amount to $1,750 million and temporary financing of $1,211 million in bridge loans were repaid in full.

During the three months ended March 31, 2026, the Company repaid scheduled principal maturities of $28 million of its term loans.

In April 2026, Nexstar refinanced its 5.625% Notes due 2027 and repaid in full its Term Loan A due 2027. See Note 16 for additional information.

6.50% Secured Notes due 2033

On March 25, 2026, Nexstar completed the issuance and sale of $3,390 million in aggregate principal amount of 6.50% Senior Secured Notes due 2033 (the “6.50% Secured Notes due 2033”) at par. The 6.50% Secured Notes due 2033 were issued pursuant to an indenture dated March 25, 2026 (“6.50% Indenture due 2033”).

The 6.50% Secured Notes due 2033 are guaranteed on a senior secured basis by Nexstar, Mission and any direct or indirect restricted subsidiary of Mission, and by certain of Nexstar’s existing and future restricted subsidiaries that guarantee Nexstar’s credit facilities, and are secured with the obligations under Nexstar’s first lien credit agreement.

The 6.50% Secured Notes due 2033 will mature on September 15, 2033. Interest is payable semiannually in arrears on March 15 and September 15 of each year, commencing on September 15, 2026. Nexstar is obligated to make each interest payment to the holders of record of the 6.50% Secured Notes due 2033 on the immediately preceding March 1 and September 1.

Nexstar has the option to redeem all or a portion of the 6.50% Secured Notes due 2033 at any time prior to March 15, 2029 at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to the redemption date, plus a make whole premium. At any time prior to March 15, 2029, Nexstar may also redeem up to 40% of the aggregate principal amount at a redemption price equal to 106.500%, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings. In addition, at any time prior to March 15, 2029, Nexstar may redeem up to 10% of the aggregate principal amount in any twelve-month period ending after the issue date at a redemption price of 103%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after March 15, 2029, Nexstar may redeem, in whole or in part, at the applicable redemption price set forth in the indenture.

Upon the occurrence of a change of control (as defined in the 6.50% Indenture due 2033), each holder of the 6.50% Secured Notes due 2033 may require Nexstar to repurchase all or a portion of such 6.50% Secured Notes due 2033 in cash at a price equal to 101% of the aggregate principal amount of the 6.50% Secured Notes due 2033 to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The 6.50% Indenture due 2033 contains covenants that limit, among other things, the ability of the issuer and its restricted subsidiaries to (1) incur additional debt, (2) pay dividends or make other distributions or repurchases or redeem its capital stock, (3) make certain investments, (4) create liens, (5) merge or consolidate with another company, (6) sell, transfer or otherwise dispose of all or substantially all assets, (7) enter into agreements that restrict the ability of Nexstar’s restricted subsidiaries to make distributions, loans or advances to the Issuer or other restricted subsidiaries and (8) prepay, redeem or repurchase certain indebtedness. These covenants are subject to a number of important exceptions and qualifications set forth in the 6.50% Indenture due 2033.

7.75% Notes due 2027

The 7.75% Notes due June 2027 were assumed in connection with the TEGNA acquisition. These notes are issued by Belo Corp., a subsidiary of TEGNA, with TEGNA and Nexstar Media Group as co-obligors of Belo Corp.’s obligations under the notes. The aggregate principal amount of the 7.75% Notes due 2027 outstanding is $200 million. The notes will mature on June 1, 2027 and bear interest at 7.75% per annum, payable semiannually in arrears on June 1 and December 1 of each year. The notes can be redeemed at any time subject to a customary make-whole premium. In accordance with the terms of the indenture, the Company intends to secure the notes.

7.25% Notes due 2027

The 7.25% Notes due 2027 were assumed in connection with the TEGNA acquisition. These notes are issued by Belo Corp., a subsidiary of TEGNA, with TEGNA and Nexstar Media Group as co-obligors of Belo Corp.’s obligations under the notes. The aggregate principal amount of the 7.25% Notes due 2027 outstanding is $240 million. The notes will mature on September 15, 2027 and bear interest at 7.25% per annum, payable semiannually in arrears on March 15 and September 15 of each year. The notes can be redeemed at any time subject to a customary make-whole premium. In accordance with the terms of the indenture, the Company intends to secure the notes.

Unused Commitments and Borrowing Availability

Nexstar and Mission had $428 million (net of outstanding standby letters of credit of $30 million) and $14 million, respectively, of unused revolving loan commitments under their senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of March 31, 2026. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of March 31, 2026, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, the other assets of consolidated VIEs unavailable to creditors of Nexstar (see Note 2) and the assets of The CW. Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Mission is a guarantor of Nexstar’s senior secured credit facility, Nexstar’s senior secured and senior unsecured notes and TEGNA’s senior unsecured notes.

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

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25:1.00. Pursuant to the Nexstar credit agreement, this covenant ratio at Nexstar’s election will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made over the life of the facility. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in the Nexstar credit agreement. As of March 31, 2026, the Company was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of one month to 88 years, some of which may include options to extend the leases from one year to 99 years, and some of which may include options to terminate the leases within one year. Lease contracts that the Company has executed but which have not yet commenced as of March 31, 2026 were not material.

On March 19, 2026, in connection with its acquisition of TEGNA (see Note 3), Nexstar recognized ROU assets of $70 million, current lease liabilities of $12 million, and noncurrent lease liabilities of $56 million.

As of March 31, 2026 and December 31, 2025, the following table presents balance sheet and other information related to operating leases ($ in millions):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net	Other noncurrent assets, net	$324	$265
Current operating lease liabilities	Operating lease liabilities	$52	$41
Noncurrent operating lease liabilities	Other noncurrent liabilities	$288	$242

Weighted Average Remaining Lease Term of Operating leases		7.6 years	7.9 years
Weighted Average Discount Rate of Operating leases		5.0%	4.7%

Operating lease expense for the three months ended March 31, 2026 was $15 million, of which $7 million and $8 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended March 31, 2025 was $16 million, of which $7 million and $9 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $13 million and $15 million for the three months ended March 31, 2026 and 2025, respectively.

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows (in millions):

Operating Leases
Remainder of 2026	$50
2027	62
2028	59
2029	53
2030	48
2031	35
Thereafter	108
Total future minimum lease payments	415
Less: imputed interest	(75)
Total	$340

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Three Months Ended March 31,
	2026	2025
Interest cost	$18	$19
Expected return on plan assets	(25)	(26)
Amortization of net gain	-	(1)
Net periodic benefit credit	$(7)	$(8)

During the three months ended March 31, 2026, there were no significant contributions to the pension benefit plans. Nexstar anticipates it will be required to contribute a total of $39 million to its qualified pension benefit plans in 2026.

Assumed Defined Benefit Retirement Plans

In connection with the Merger, Nexstar assumed TEGNA’s funded, qualified non-contributory defined benefit retirement plans covering certain current and former employees. The retirement plan is frozen in terms of pay and service.

As of the Closing Date, the projected benefit obligation of the retirement plan was approximately $343 million, based on a 5.25% discount rate, and plan assets at fair value were approximately $324 million, resulting in a net noncurrent liability of $19 million (funded status). No significant net periodic benefit cost is anticipated in 2026.

The following table presents the estimated contribution to and benefit payments from the plan assets (in millions). Actual contributions may differ materially from these estimates.

Estimated Employer Contributions
2026 to participant benefits	$9
Estimated Benefit Payments
2026	$29
2027	33
2028	33
2029	32
2030	31
2031-2035	135

Nexstar also assumed TEGNA’s Supplemental Retirement Plan for which a $38 million benefit obligation was recognized as of the Closing Date. In March 2026, TEGNA liquidated its life insurance policies and received $51 million which are restricted for the settlement of its Supplemental Retirement Plan and other deferred compensation. As of March 31, 2026, these proceeds were included in restricted cash (current asset) in the accompanying Condensed Consolidated Balance Sheet. In April 2026, the benefit obligation and deferred compensation was settled in full funded by the restricted cash (see Note 16).

Note 10: Commitments and Contingencies

Assumed Programming Commitments

In connection with the Merger, Nexstar assumed TEGNA’s contractual programming commitments for which no asset or liability has been recorded. Future minimum payments from these contracts, excluding intercompany transactions, are as follows as of March 31, 2026 (in millions):

Remainder of 2026	$388
2027	525
2028	456
2029	8
2030	1
2031	-
Thereafter	-
$1,378

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would generally be limited to the outstanding principal amounts. As of March 31, 2026, Mission had a maximum commitment of $362 million under the Mission credit agreement, of which $348 million principal balance of debt was outstanding.

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

Litigation

From time to time, the Company is involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, the Company believes the resulting liabilities could have a material adverse effect on its financial condition or results of operations.

Local TV Advertising Antitrust Litigation—On March 16, 2018, a group of companies including Nexstar, Tribune and TEGNA (the “Defendants”) received a Civil Investigative Demand from the Antitrust Division of the Department of Justice (“DOJ”) regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some local markets in alleged violation of federal antitrust law. Without admitting any wrongdoing, some Defendants, including Tribune, entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018. Without admitting any wrongdoing, Nexstar agreed to settle the matter with the DOJ on December 5, 2018. The consent decree was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019. The consent decree, which settles claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, does not include any financial penalty. Pursuant to the consent decree, Nexstar, Tribune and TEGNA agreed not to exchange certain non-public information with other stations operating in the same market except in certain cases, and to implement certain antitrust compliance measures and monitor and report on compliance with the consent decree.

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

The parties are in the discovery phase of litigation. On January 23, 2026, the Court entered a scheduling order setting trial on November 1, 2027. Nexstar, Tribune and TEGNA deny all allegations against them and will defend their advertising practices.

TEGNA Related Litigation

Certain legal proceedings have been instituted in connection with Nexstar’s Merger with TEGNA on March 19, 2026, as follows:

Litigation Relating to the Merger—As of March 2, 2026, three complaints were filed by purported stockholders of TEGNA in connection with the Merger: Faul v. TEGNA Inc., et al., No. 25-cv-12161 (filed in the U.S. District Court for the Northern District of Illinois on October 3, 2025 (the “Faul Litigation”), Cohen v. TEGNA Inc., et al., Index No. 659416/2025 (filed in New York County on October 28, 2025), and Brady v. TEGNA Inc., et al., Index No. 659438/2025 (filed in New York County on October 29, 2025). Nexstar assumed contingencies from these proceedings in connection with the Merger. The complaints generally allege that the preliminary proxy statement filed by TEGNA on September 17, 2025 in connection with the Merger (the “Preliminary Proxy Statement”) or the definitive proxy statement filed by TEGNA on October 10, 2025 in connection with the Merger (the “Definitive Proxy Statement”) include false and misleading information and/or fail to disclose allegedly material information in violation of federal or state law. The complaints seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ and expert fees. As of February 17, 2026, the Faul Litigation has been dismissed without prejudice for want of prosecution. In addition to these complaints, TEGNA has received demand letters from counsel representing purported stockholders of TEGNA, alleging similar deficiencies and/or omissions in the Preliminary Proxy Statement or the Definitive Proxy Statement. TEGNA believes that the allegations in these actions are without merit. Additional complaints arising out of the Merger may be filed in the future, and additional demand letters arising out of the Merger may be received in the future.

Litigation Seeking to Enjoin the Merger—On March 18, 2026, a coalition of eight state attorneys general (California, Colorado, Connecticut, Illinois, New York, North Carolina, Oregon and Virginia, collectively, the “Initial States”) and DIRECTV, in two separate actions, brought civil lawsuits in the U.S. District Court for the Eastern District of California against Nexstar Media Group and TEGNA seeking to enjoin Nexstar’s Merger with TEGNA. Both complaints allege, among other things, that the merger of Nexstar and TEGNA violates federal antitrust laws. The complaints were filed prior to the consummation of the Merger but remain ongoing. On March 19, 2026, the Merger was consummated. On March 20, 2026, DIRECTV and the states requested temporary restraining orders (“TROs”) from the U.S. District Court for the Eastern District of California to prevent Nexstar and TEGNA from integrating their operations. On March 27, 2026, the court entered a TRO requiring Nexstar to hold TEGNA separate until further ruling. On April 17, 2026, the court entered a preliminary injunction prohibiting further integration of Nexstar and TEGNA, which became effective on April 21, 2026. On April 21, 2026, Nexstar filed a notice of appeal with respect to the preliminary injunction to the U.S. Court of Appeals for the Ninth Circuit. Nexstar did not seek a stay of the preliminary injunction. On April 30, 2026, DIRECTV filed its Amended Complaint for Injunctive Relief and the Initial States plus the attorneys general for Indiana, Kansas, Massachusetts, Pennsylvania and Vermont filed Plaintiff States’ First Amended Complaint for Permanent Injunction.

On March 21, 2026, six state cable associations (Pennsylvania, Washington, Indiana, Mississippi, Tennessee, and Virginia) along with Newsmax filed a notice of appeal or, alternatively, petition for writ of mandamus in the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC approval of the Merger. These parties also sought a stay of the FCC approval order and injunctive relief similar to that sought in the California cases. On March 23, 2026, five public interest parties filed a similar notice of appeal or, alternatively, emergency petition for writ of mandamus in the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC approval of the Merger, which has been consolidated with the appeal filed by the cable associations. On April 28, 2026, the D.C. Circuit denied the emergency motions for a stay pending appeal finding the appellants had not satisfied the requirements for a stay pending appeal and also ordered briefing by the FCC, the Company and the appellants on the emergency petitions for writ of mandamus, with such briefing to be completed by May 18, 2026.

Additional challenges to the FCC approval of the Merger and requests for stay and injunction have been filed at the agency. Other parties may also seek injunctive relief or other actions or remedies. Any adverse outcome in such lawsuits and any other lawsuits or legal challenges could have an adverse impact, which may be material, on the Company and could, among other things, require the Company to (i) divest assets (with no guarantee that such divestitures would be completed on commercially reasonable terms), (ii) continue to hold TEGNA or certain TEGNA assets separate, (iii) incur substantial additional costs, (iv) modify, restrict or terminate certain aspects of the Company’s integration plans with respect to TEGNA and/or (v) take other remedial actions. Such remedies could adversely affect the Company’s business, financial condition, results of operations and ability to realize anticipated benefits and synergies from the Merger.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through March 31, 2026 would be approximately $282 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs LLC debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal. On February 15, 2024, the case was argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a ruling from the Court of Appeals at some point.

As of March 31, 2026, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Condensed Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s acquisition of Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of March 31, 2026. In accordance with ASC Topic 740, the Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at March 31, 2026 and December 31, 2025.

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

Nexstar’s board of directors has authorized a stock repurchase program under which Nexstar may repurchase shares of its common stock from time to time in open market transactions, block trades or privately negotiated transactions, including through Rules 10b5-1 and 10b-18 plans. The program has no minimum number of shares that Nexstar is required to purchase, has no expiration date and may be modified, suspended or terminated at any time. As of March 31, 2026, $1.4 billion remained available for repurchases under the authorization.

Share repurchases are executed from time to time in open market transactions, block trades or in private transactions, including through Rules 10b5-1 and 10b-18 plans. There is no minimum number of shares that Nexstar is required to repurchase. The repurchase program does not have an expiration date and may be suspended or discontinued at any time without prior notice.

Note 12: Income Taxes

Income tax benefit was $7 million for the three months ended March 31, 2026 compared to income tax expense of $41 million for the same period in 2025. The Company’s effective tax rates were (4.6%) and 29.7% for each of the respective periods. As a result of the TEGNA acquisition, the Company revalued the historical net deferred tax liability to reflect a lower federal/state blended tax rate resulting from the consolidation. This resulted in a tax benefit of approximately $47 million, or a 30.6% decrease to the effective tax rate. Permanent differences, including losses related to the minority interest in The CW, and excess benefit from vesting of restricted stock units resulted in a 3.4% decrease to the effective tax rate.

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

Note 13: Income Per Share

Income per share (basic and diluted) available to common stockholders is presented below ($ in millions, except per share amounts, and shares in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Nexstar Media Group, Inc.	$164	$108
Accretion of redeemable noncontrolling interests	(6)	(4)
Net income available to common stockholders	$158	$104

Weighted average shares outstanding – basic	30,371	30,532
Dilutive effect of equity incentive plan instruments	795	395
Weighted average shares outstanding – diluted	31,166	30,927

Net income per share available to common stockholders – basic	$5.22	$3.41
Net income per share available to common stockholders – diluted	$5.09	$3.37

During the three months ended March 31, 2026 and 2025, weighted average restricted stock units of 37,000 and 39,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

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

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The estimated fair values and carrying amounts of the Company’s long-term debt not measured at fair value on a recurring basis but for which fair value disclosures were required under ASC 820 were as follows ($ in millions):

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Revolving loans due 2030	$292	$ 288(1)	$144	$ 139(1)
Term Loan A due 2027	148	150(2)	-	-
Term Loan A due 2030	1,828	1,815(2)	1,852	1,820(2)
Term Loan B due 2032	1,275	1,277(2)	1,278	1,302(2)
Term Loan B due 2033	1,688	1,730(2)	-	-
7.75% Notes due 2027	203	206(2)	-	-
7.25% Notes due 2027	244	247(2)	-	-
6.50% Secured Notes due 2033	3,351	3,415(2)	-	-
5.625% Notes due 2027	1,715	1,714(2)	1,715	1,712(2)
4.75% Notes due 2028	997	978(2)	996	990(2)
5.00% Notes due 2029	64	63(2)	-	-
Mission
Revolving loans due 2030	62	61(1)	62	61(1)
Term Loan B due 2028	285	286(2)	286	288(2)

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

During the three months ended March 31, 2026, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

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

The other operating segments are nonreportable and include (i) TEGNA, inclusive of its television stations, Premion advertising platform, multicast and podcast networks, (ii) The CW and (iii) digital businesses focused on the national marketplace. Intersegment transactions are eliminated in consolidation. The remaining activities of the Company are corporate functions and the management of certain real estate assets.

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

The following table sets forth a breakdown of selected financial information for our reportable Broadcast segment and a reconciliation of that segment’s profit to income from operations (in millions):

	Three Months Ended March 31,
	2026	2025
Reportable Broadcast Segment:
Net revenue	$1,223	$1,169
Programming and related expenses (1)	(549)	(543)
Selling, general and administrative expenses (1)	(180)	(181)
Amortization of broadcast rights (1)	(15)	(16)
Reportable Broadcast segmentʼs profit	479	429
Other segmentsʼ profit (loss), net	17	(42)
Corporate (unallocated)	(68)	(50)
Depreciation and amortization expense (2)	(121)	(116)
Transaction and other one-time expenses	(42)	-
Miscellaneous	-	(1)
Income from operations	$265	$220

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
(2)
Includes depreciation of property and equipment and amortization of intangible assets. Excludes amortization of broadcast rights.

The following tables present the disaggregation of the Company’s revenue by source (in millions):

Three Months Ended March 31, 2026	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$766	$89	$-	$(18)	$837
Advertising	449	99	-	-	548
Other	8	2	1	-	11
Total net revenue	$1,223	$190	$1	$(18)	$1,396

Three Months Ended March 31, 2025	Reportable Broadcast Segment	Other Segments	Corporate (unallocated)	Eliminations(1)	Consolidated
Distribution	$747	$27	$-	$(12)	$762
Advertising	411	49	-	-	460
Other	11	1	2	(2)	12
Total net revenue	$1,169	$77	$2	$(14)	$1,234

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

Advertising revenue primarily results from the sale to local, regional and national businesses, political candidates and other political advertisers of commercial airtime by our stations and networks and the sale of advertising on our owned or third-party websites, and through mobile and over-the-top (“OTT”) applications and other digital advertising solutions. Advertising revenue is generally highest in the second and fourth quarters of each year due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. Advertising revenue is generally higher during even-numbered years when congressional and/or presidential elections occur and advertising is aired during the Olympic Games. Advertising revenue is recognized at the time the advertisement airs or is delivered on our websites or mobile or OTT applications or the advertising solution is delivered.

During the three months ended March 31, 2026 and 2025, revenues for two of the Company’s customers exceeded 10%. The first customer represented approximately 14% and 14% of the Company’s consolidated net revenue during the three months ended March 31, 2026 and 2025, respectively. The second customer represented approximately 14% and 14% of the Company’s consolidated net revenue during the three months ended March 31, 2026 and 2025, respectively.

Assets by reportable segment are not reported because it is not used by the CODM to allocate resources or evaluate segment performance. For disclosure of goodwill by segment, see Note 4.

Note 16: Subsequent Events

On April 2, 2026, Nexstar issued $1,725 million of 7.25% senior unsecured notes due 2034 (“7.25% Notes due 2034”) at par. The notes pay interest semiannually on April 15 and October 15 each year and mature on April 15, 2034. Net proceeds were used to redeem Nexstar’s 5.625% Notes due 2027 and to pay related fees and expenses.

In April 2026, TEGNA settled a $38 million benefit obligation under its Supplemental Retirement Plan and a $22 million liability under its deferred compensation plan, funded by restricted cash.

On April 30, 2026, Nexstar repaid in full the $150 million Term Loan A due 2027.

On May 1, 2026, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on May 29, 2026 to stockholders of record on May 15, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including but not limited to: the ultimate outcome, benefits and synergies of the merger between Nexstar and TEGNA Inc. (“TEGNA”); the risks and uncertainties of current economic factors that are beyond our control, such as tariffs and other trade barriers, capital markets volatility, sustained inflation and high interest rates and supply chain disruptions; any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the United States Securities and Exchange Commission (the “SEC”). The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

Three Months Ended March 31, 2026 Highlights

•
Net revenue increased 13.1% to $1.4 billion during the three months ended March 31, 2026, compared to the same period in 2025.
•
Completed the previously announced merger with TEGNA on March 19, 2026, primarily funded by debt issuance. Refer to Notes 3 and 7 to our Condensed Consolidated Financial Statements for additional information.
•
Returned approximately $56 million of capital to shareholders through dividends.

Overview of Operations

As of March 31, 2026, we owned, operated, programmed or provided sales and other services to 265 full power television stations, two AM radio stations and one FM radio station, including those television stations owned by VIEs, in 132 markets in 44 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements.

As of March 31, 2026, we also own an 80.8% ownership interest in The CW, the fifth major broadcast network in the U.S.; NewsNation, a national cable news network; Premion, a connected TV and over-the-top advertising platform; four multicast networks, Antenna TV, REWIND TV, True Crime and Quest; multicast network services provided to third parties; Locked On Podcast Network (“Locked On”), a network of sports podcasts; BestReviews LLC (“BestReviews”), a leading consumer product recommendations company; and a 31.3% ownership stake in TV Food Network. Our digital assets include 176 local websites and 292 mobile applications across local stations, NewsNation, The Hill, BestReviews, Locked On and True Crime. The portfolio also includes 160 connected television applications and 61 free ad-supported television channels.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility in the event of its default. Mission is a guarantor of Nexstar’s senior secured credit facility, Nexstar’s senior secured and senior unsecured notes and TEGNA’s senior unsecured notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2026 and 2034) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Seasonality

In even-numbered years we generate substantial advertising revenue from the political advertising we sell to candidates, political action committees and political parties. Advertising revenue is also positively affected by certain events such as the Olympic Games or the Super Bowl. Advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. As 2025 was not an election year, we expect an increase in political advertising revenue, a component of our advertising revenue, to be reported in 2026 compared to 2025.

Historical Performance

Results of Operations

The following table sets forth the Company’s operating results ($ in millions):

	Three Months Ended March 31,
	2026	2025	% Change
Net revenue:
Distribution	$837	$762	9.8
Advertising	548	460	19.1
Other	11	12	(8.3)
Net revenue	1,396	1,234	13.1
Operating expenses:
Direct operating	611	551	10.9
Selling, general and administrative	327	257	27.2
Amortization of broadcast rights	72	88	(18.2)
Depreciation and amortization of intangible assets	121	117	3.4
Other	-	1	NM
Total operating expenses	1,131	1,014	11.5
Income from operations	265	220	20.5
Income from equity method investments, net	4	8
Interest expense, net	(120)	(97)
Pension and other postretirement plans credit, net	7	8
Other income (expenses), net	(3)	(1)
Income before income taxes	153	138
Income tax expense	7	(41)
Net income	160	97
Net loss attributable to noncontrolling interests	4	11
Net income attributable to Nexstar Media Group, Inc.	$164	$108

NM – Not meaningful.

Three Months Ended March 31, 2026 Compared to the Same Period in 2025

The Company’s revenues increased 13.1% for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to $106 million incremental revenue from our acquisition of TEGNA and higher advertising and distribution revenues from our legacy business units.

Distribution revenue increased $75 million, driven primarily by $54 million of incremental revenue from the acquisition of TEGNA and higher revenue from our legacy business units due to annual rate escalators and other contractual increases, growth in vMVPD subscribers, and the addition of CW affiliations on certain of our stations, offset in part by the impact of MVPD subscriber attrition.

Advertising revenue increased $88 million, reflecting $51 million of incremental revenue from the acquisition of TEGNA and a $35 million increase in political advertising at our legacy stations to $41 million, as 2026 is an election year.

Direct operating expenses, consisting primarily of programming, news and technical, and selling, general and administrative expenses increased $130 million, driven primarily by $74 million of incremental operating expenses of the acquired TEGNA business, $38 million in nonrecurring expenses related to the acquisition.

Amortization of broadcast rights decreased $16 million, primarily due to lower amortization of broadcast rights at The CW of $17 million to $56 million in 2026 from $73 million in 2025, offset in part by an increase from the acquisition of TEGNA.

Depreciation and amortization of intangible assets increased $4 million, primarily due to incremental depreciation and amortization associated with the acquisition of TEGNA.

Income from equity method investments, net decreased $4 million, or 50.0%, primarily due to a decline in TV Food Network’s net income resulting from lower revenue.

Interest expense, net increased $23 million, or 23.7% primarily due to $22 million of one-time commitment and funding fees associated with the temporary bridge loans in connection with the acquisition of TEGNA and the refinancing of certain TEGNA indebtedness.

The Company’s effective tax rates were (4.6%) and 29.7% for each of the respective periods. As a result of the TEGNA acquisition, the Company revalued the historical net deferred tax liability to reflect a lower federal/state blended tax rate resulting from the consolidation. This resulted in a tax benefit of approximately $47 million, or a 30.6% decrease to the effective tax rate. Permanent differences, including losses related to the minority interest in The CW, and excess benefit from vesting of restricted stock units resulted in a 3.4% decrease to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional liquidity under its revolving credit facilities (with a maturity date of June 2030) to meet its business operating requirements and capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of March 31, 2026, the Company was in compliance with the financial covenants contained in the credit agreements governing its senior secured credit facilities.

Any future adverse economic conditions, including those resulting from tariffs and other trade barriers, sustained inflation, high interest rates and supply chain disruptions, could adversely affect the Company’s future operating results, cash flows and financial condition.

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$289	$337
Net cash used in investing activities	(3,313)	(61)
Net cash provided by (used in) financing activities	3,180	(167)
Net increase in cash, cash equivalents and restricted cash	$156	$109
Cash paid for interest	$126	$107

	As of March 31	As of December 31,
	2026	2025
Cash and cash equivalents	$379	$280

Cash Flows—Operating Activities

Net cash flows provided by operating activities decreased $48 million during the three months ended March 31, 2026, compared to the same period in 2025 due primarily to higher net income and changes in operating assets and liabilities primarily reflecting timing of receipts and payments.

Cash Flows—Investing Activities

Net cash flows used in investing activities increased $3,252 million during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the $3,341 million payment for the acquisition of TEGNA’s equity (net of cash acquired), partially offset by the proceeds from certain cash assets of $51 million and a decrease in capital expenditures of $13 million.

Cash Flows—Financing Activities

Net cash flows provided by financing activities increased $3,347 million during the three months ended March 31, 2026, compared to the same period in 2025. This was primarily due to net additional borrowings to finance the acquisition of TEGNA of $3,355 million, as well as $18 million of cash paid for shares withheld for taxes and $85 million payments for debt financing costs, partially offset by and a $75 million decrease in stock repurchases. During the quarter, the net cash flows provided by financing activities includes the temporary incurrence and repayment of $3,961 million of term and bridge loans to facilitate the closing of the acquisition of TEGNA.

For additional information on debt borrowings, refer to Note 7 to our Condensed Consolidated Financial Statements.

Subsequent Investing and Financing Activities

On April 2, 2026, Nexstar issued $1,725 million of 7.25% Notes due 2034 at par. The notes pay interest semiannually on April 15 and October 15 each year and mature on April 15, 2034. Net proceeds were used to redeem Nexstar’s 5.625% Notes due 2027 and to pay related fees and expenses.

On April 30, 2026, Nexstar repaid in full the $150 million Term Loan A due 2027.

On May 1, 2026, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on May 29, 2026 to stockholders of record on May 15, 2026.

Long-term debt

As of March 31, 2026, the Company had total outstanding debt of $12.2 billion, net of unamortized financing costs, discounts and premium, which represented 84.9% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of March 31,	As of December 31,
($ in millions)	2026	2025
Secured debt:
Nexstar senior secured credit facility	$5,318	$3,298
Mission senior secured credit facility	348	349
7.75% Notes due 2027	200	-
7.25% Notes due 2027	240	-
6.50% Secured Notes due 2033	3,390	-
Unsecured debt:
5.625% Notes due 2027	1,714	1,714
4.75% Notes due 2028	1,000	1,000
5.00% Notes due 2029	63	-
Total outstanding principal	12,273	6,361
Less: Unamortized financing costs, discounts and premium, net	(121)	(28)
Total outstanding debt	$12,152	$6,333

Unused revolving loan commitments under senior secured credit facilities (1)	$441	$600

(1)
Based on covenant calculations as of March 31, 2026, all of the $428 million and $14 million in unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of March 31, 2026 (in millions):

		Payments Due by Period
	Total	Remainder of 2026	2027	2028-2029	2030-2031	Thereafter
Nexstar senior secured credit facility	$5,318	$90	$276	$252	$1,829	$2,871
Mission senior secured credit facility	348	2	3	281	62	-
7.75% Notes due 2027	200	-	200	-	-	-
7.25% Notes due 2027	240	-	240	-	-	-
6.50% Secured Notes due 2033	3,390	-	-	-	-	3,390
5.625% Notes due 2027	1,714	-	1,714	-	-	-
4.75% Notes due 2028	1,000	-	-	1,000	-	-
5.00% Notes due 2029	63	-	-	63	-	-
Total	$12,273	$92	$2,433	$1,596	$1,891	$6,261

We (excluding The CW) guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility, our senior secured notes and senior unsecured notes. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2026 and 2034) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We make semiannual interest payments on our senior secured and senior unsecured notes. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our senior secured notes and senior unsecured notes, limit but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future. The Company’s senior secured credit facilities and the indentures governing our existing notes may limit the amount of dividends we may pay to stockholders and share repurchases we may make over the term of the agreements.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew the existing credit facilities, obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

The Company’s ability to access funds under its senior secured credit facilities depends, in part, on its compliance with certain financial covenants. Any additional drawings under the senior secured credit facilities will reduce the Company’s future borrowing capacity and the amount of total unused revolving loan commitments. Any future adverse economic conditions, including those resulting from tariffs and other trade barriers, sustained inflation, high interest rates and supply chain disruptions, could adversely affect our future operating results and cash flows and may cause us to seek alternative sources of funding, including accessing capital markets, subject to market conditions. Such alternative sources of funding may not be available on commercially reasonable terms or at all.

The Nexstar credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25:1.00. Pursuant to the Nexstar credit agreement, this covenant ratio at Nexstar’s election will increase to 4.75:1.00 with respect to the last day of the fiscal quarter during which a Material Transaction (as defined therein) shall have been consummated and the last day of each of the immediately following three consecutive fiscal quarters; provided that no more than two such elections will be made during the life of the facility. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in the Nexstar credit agreement. As of March 31, 2026, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s senior secured notes and senior unsecured notes for a period of at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Our senior secured credit facility may limit the amount of dividends we may pay to stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of March 31, 2026, we had outstanding standby letters of credit with various financial institutions amounting to $30 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Issuer and Guarantor Summarized Financial Information

Nexstar Media Inc. is the issuer of 5.625% Notes due 2027, 4.75% Notes due 2028, 6.50% Secured Notes due 2033 and 7.25% Notes due 2034, TEGNA is the issuer of 5.00% Notes due 2029, and Belo Corp. is the issuer of, and TEGNA and Nexstar Media Group are co-obligors of, 7.75% Notes due 2027 and 7.25% Notes due 2027 (together, Nexstar Media Inc., TEGNA and Belo Corp. are referred to as the “Issuer”). These notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar Media Group, Inc. (“Parent”), Mission (a consolidated VIE) and the Subsidiary Guarantors (as defined below). The Issuer, Subsidiary Guarantors, Parent and Mission are collectively referred to as the “Obligor Group” for the notes. “Subsidiary Guarantors” refers to certain of the Issuer’s restricted subsidiaries (excluding The CW) that guarantee these notes. The guarantees of the notes are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the applicable indentures. The notes are not registered with the SEC.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	March 31, 2026	December 31, 2025
Current assets – external(1)	$2,163	$1,337
Current assets – due from consolidated entities outside of Obligor Group	10	10
Total current assets	2,173	1,347
Noncurrent assets – external(1)(2)	15,238	8,759
Noncurrent assets – due from consolidated entities outside of Obligor Group	73	72
Total noncurrent assets	15,311	8,831
Total current liabilities(1)	1,233	652
Total noncurrent liabilities(1)	14,605	8,039
Noncontrolling interests	-	-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of the 4.75% Notes due 2028, 5.625% Notes due 2027, and 6.50% Secured Notes due 2033.
(2)
Excludes Issuer’s equity investments of $367 million and $396 million as of March 31, 2026 and December 31, 2025, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the notes. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Three Months Ended
March 31, 2026
Net revenue – external	$1,348
Net revenue – from consolidated entities outside of Obligor Group	3
Total net revenue	1,351
Costs and expenses – external	1,045
Costs and expenses – to consolidated entities outside of Obligor Group	22
Total costs and expenses	1,067
Income from operations	284
Net income	174
Net income attributable to Obligor Group	174
Income from equity method investments, net	4

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

Information with respect to the Company’s critical accounting estimates which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Management believes that as of March 31, 2026, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 5.17% to 6.42% as of March 31, 2026, which represent (i) SOFR plus (ii) a credit spread adjustment, as applicable, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of March 31, 2026, an increase in SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $57 million (excluding tax effects). A decrease in SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $57 million (excluding tax effects). Our senior secured and senior unsecured notes are not exposed to market interest rate changes. As of March 31, 2026, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2026, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026, except the following risk factors are added due to the Merger. As a result of the Merger, TEGNA became a wholly owned subsidiary of Nexstar.

Adverse results from litigation relating to the Merger could impact our business practices and operating results.

We are currently involved in legal proceedings with various parties seeking to enjoin the Merger. On March 18, 2026, a coalition of eight state attorneys general (California, Colorado, Connecticut, Illinois, New York, North Carolina, Oregon and Virginia, collectively, the “Initial States”) and DIRECTV, in two separate actions, brought civil lawsuits in the U.S. District Court for the Eastern District of California against Nexstar Media Group and TEGNA seeking to enjoin Nexstar’s Merger with TEGNA. Both complaints allege, among other things, that the merger of Nexstar and TEGNA violates federal antitrust laws. The complaints were filed prior to the consummation of the Merger but remain ongoing. On March 19, 2026, the Merger was consummated. On March 20, 2026, DIRECTV and the states requested temporary restraining orders (“TROs”) from the U.S. District Court for the Eastern District of California to prevent Nexstar and TEGNA from integrating their operations. On March 27, 2026, the court entered a TRO requiring Nexstar to hold TEGNA separate until further ruling. On April 17, 2026, the court entered a preliminary injunction prohibiting further integration of Nexstar and TEGNA, which became effective on April 21, 2026. On April 21, 2026, Nexstar filed a notice of appeal with respect to the preliminary injunction to the U.S. Court of Appeals for the Ninth Circuit and that appeal remains pending. Nexstar did not seek a stay of the preliminary injunction. On April 30, 2026, DIRECTV filed its Amended Complaint for Injunctive Relief and the Initial States plus the attorneys general for Indiana, Kansas, Massachusetts, Pennsylvania and Vermont filed Plaintiff States’ First Amended Complaint for Permanent Injunction.

On March 21, 2026, six state cable associations (Pennsylvania, Washington, Indiana, Mississippi, Tennessee, and Virginia) along with Newsmax filed a notice of appeal or, alternatively, petition for writ of mandamus in the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC approval of the Merger. These parties also sought a stay of the FCC approval order and injunctive relief similar to that sought in the California cases. On March 23, 2026, five public interest parties filed a similar notice of appeal or, alternatively, emergency petition for writ of mandamus in the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC approval, which has been consolidated with the appeal filed by the cable associations. On April 28, 2026, the D.C. Circuit denied the emergency motions for a stay pending appeal finding the appellants had not satisfied the requirements for a stay pending appeal and also ordered briefing by the FCC, the Company and the appellants on the emergency petitions for writ of mandamus, with such briefing to be completed by May 18, 2026.

Additional challenges to the FCC approval of the Merger and requests for stay and injunction have been filed at the agency. Other parties may also seek injunctive relief or other actions or remedies. Any adverse outcome in such lawsuits and any other lawsuits or legal challenges could have an adverse impact, which may be material, on our business, financial condition, results of operations and ability to realize anticipated benefits and synergies from the Merger, or could result in the divestiture of selected assets or all TEGNA assets (see Note 10).

In addition, as of March 2, 2026, three complaints were filed by purported stockholders of TEGNA in connection with the Merger as further described in Note 10. We assumed contingencies from these proceedings in connection with the Merger. The complaints generally allege that the preliminary proxy statement filed by TEGNA on September 17,

2025 in connection with the Merger or the definitive proxy statement filed by TEGNA on October 10, 2025 in connection with the Merger include false and misleading information and/or fail to disclose allegedly material information in violation of federal or state law. The complaints seek, among other things, to enjoin TEGNA from consummating the Merger, or in the alternative, rescission of the Merger and/or compensatory damages, as well as attorneys’ and expert fees. As of February 17, 2026, one of the litigations has been dismissed without prejudice for want of prosecution. In addition to these complaints, TEGNA has received demand letters from counsel representing purported stockholders of TEGNA, alleging similar deficiencies and/or omissions in the preliminary proxy statement or the definitive proxy statement. TEGNA believes that the allegations in these actions are without merit. Additional complaints arising out of the Merger may be filed in the future, and additional demand letters arising out of the Merger may be received in the future.

The FCC’s approval of the Merger requires us to comply with certain conditions. Failure to comply with these conditions could adversely affect our business operations.

In connection with the FCC’s approval of the Merger on March 19, 2026, we made certain commitments which the FCC adopted as binding conditions, including to (i) expand our investment in local news and programming, (ii) offer certain cable and satellite companies with which we have an existing retransmission consent agreement an extension of those agreements at existing rates until November 30, 2026, (iii) divest six television stations within two years, provided that a waiver of the FCC’s local television ownership rule remains necessary to own such stations at that time and (iv) promote nondiscrimination and equal employment opportunity consistent with governing law. Our failure to comply with these conditions may result in FCC-imposed penalties that would negatively impact our business operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There was no common stock repurchased during the quarter ended March 31, 2026. As of March 31, 2026, the remaining available amount under the share repurchase authorization was $1.4 billion.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

ITEM 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of March 25, 2026, by and among Nexstar Media Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent.	8-K	000-50478	4.1	March 30, 2026
4.2	Form of 6.500% Senior Secured Notes due 2033 (included as Exhibit A to Exhibit 4.1).	8-K	000-50478	4.2	March 30, 2026
10.1

Amendment No.8 dated as of March 19, 2026, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto.*

10.2	Amendment No.9 dated as of March 25, 2026, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Inc. (f/k/a Nexstar Broadcasting, Inc.), Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto.	8-K	000-50478	10.1	March 30, 2026
10.3	Amendment No.9 dated as of March 19, 2026 to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto.*
31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Lee Ann Gliha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.*
32.2	Certification of Lee Ann Gliha pursuant to 18 U.S.C. ss. 1350.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: May 7, 2026