Form 10-Q
period 2026-09-30
NEXSTAR MEDIA GROUP, INC.
filed 2026-11-05
CIK 1142417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 30,821,028 shares of Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2026 and 2025	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Redeemable Noncontrolling Interests for the Three and Nine Months ended September 30, 2026 and 2025	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2026 and 2025	7

	Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1: Organization and Business Operations	8
	Note 2: Summary of Significant Accounting Policies	8
	Note 3: Acquisitions	12
	Note 4: Intangible Assets and Goodwill	17
	Note 5: Investments	18
	Note 6: Accrued Expenses	19
	Note 7: Debt	19
	Note 8: Leases	24
	Note 9: Retirement and Postretirement Plans	25
	Note 10: Commitments and Contingencies	26
	Note 11: Equity	30
	Note 12: Income Taxes	30
	Note 13: Income Per Share	31
	Note 14: Fair Value Measurements	31
	Note 15: Segment Data	32
	Note 16: Subsequent Events	34

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	45

ITEM 4.	Controls and Procedures	45

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	46

ITEM 1A.	Risk Factors	46

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 3.	Defaults Upon Senior Securities	47

ITEM 4.	Mine Safety Disclosures	47

ITEM 5.	Other Information	47

ITEM 6.	Exhibits	48

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except for share and per share information, unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$446	$280
Accounts receivable, net of allowance for credit losses of $26 and $18, respectively	1,550	1,075
Broadcast rights	85	61
Prepaid expenses and other current assets	111	57
Total current assets	2,192	1,473
Property and equipment, net	1,830	1,158
Goodwill	5,034	2,910
FCC licenses	5,112	2,949
Network affiliation agreements, net	2,483	1,305
Other intangible assets, net	290	282
Investments	385	396
Other noncurrent assets, net	451	373
Total assets(1)	$17,777	$10,846
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERSʼ EQUITY
Current liabilities:
Current portion of debt	$556	$111
Accounts payable	215	133
Broadcast rights payable	87	48
Accrued expenses	671	314
Operating lease liabilities	52	41
Deferred revenue	123	24
Other current liabilities	40	40
Total current liabilities	1,744	711
Debt	10,853	6,222
Deferred tax liabilities	2,144	1,354
Other noncurrent liabilities	560	497
Total liabilities(1)	15,301	8,784
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 2)	28	19
Stockholdersʼ equity:
Preferred stock - $0.01 par value, 200,000 shares authorized; none issued and outstanding at each of September 30, 2026 and December 31, 2025	-	-
Common stock - $0.01 par value, 100,000,000 shares authorized; 47,282,823 shares issued, 30,818,165 shares outstanding as of September 30, 2026 and 47,282,823 shares issued, 30,327,669 shares outstanding as of December 31, 2025	-	-
Additional paid-in capital	1,326	1,331
Accumulated other comprehensive loss	(15)	(15)
Retained earnings	3,882	3,537
Treasury stock - at cost; 16,464,658 and 16,955,154 shares as of September 30, 2026 and December 31, 2025, respectively	(2,721)	(2,789)
Total Nexstar Media Group, Inc. stockholdersʼ equity	2,472	2,064
Noncontrolling interests	(24)	(21)
Total stockholdersʼ equity	2,448	2,043
Total liabilities, redeemable noncontrolling interests and stockholdersʼ equity	$17,777	$10,846

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
The condensed consolidated total assets as of September 30, 2026 and December 31, 2025 include certain assets held by consolidated VIEs of $290 million and $292 million, respectively, which are not available to be used to settle the obligations of Nexstar. The condensed consolidated total liabilities as of September 30, 2026 and December 31, 2025 include certain liabilities of consolidated VIEs of $147 million and $139 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Nexstar. See Note 2 for additional information.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except for share and per share information, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue	$2,133	$1,198	$5,522	$3,660
Operating expenses:
Direct operating, excluding depreciation and amortization	936	562	2,477	1,670
Selling, general and administrative, excluding depreciation and amortization	421	270	1,204	790
Amortization of broadcast rights	87	72	246	239
Depreciation and amortization of intangible assets	155	118	434	353
Other	2	1	2	1
Total operating expenses	1,601	1,023	4,363	3,053
Income from operations	532	175	1,159	607
Income from equity method investments, net	-	5	7	24
Interest expense, net	(186)	(94)	(495)	(288)
Pension and other postretirement plans credit, net	7	7	22	23
Loss on extinguishment of debt	(11)	-	(21)	(5)
Other income, net	1	3	1	3
Income before income taxes	343	96	673	364
Income tax expense	(93)	(31)	(150)	(111)
Net income	250	65	523	253
Net loss attributable to noncontrolling interests	5	5	16	22
Net income attributable to Nexstar Media Group, Inc.	$255	$70	$539	$275

Net income per share available to common stockholders:
Basic	$7.97	$2.16	$16.86	$8.66
Diluted	$7.92	$2.14	$16.62	$8.57

Weighted average number of common shares outstanding:
Basic (in thousands)	30,812	30,319	30,601	30,357
Diluted (in thousands)	31,013	30,649	31,030	30,696

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Three Months Ended September 30, 2026 and 2025

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	interests	Equity
Balances as of June 30, 2026	$23	47,282,823	$-	$1,308	$3,695	$(15)	(16,476,449)	$(2,723)	$(24)	$2,241
Stock-based compensation expense	-	-	-	20	-	-	-	-	-	20
Vesting of restricted stock units	-	-	-	(2)	-	-	11,791	2	-	-
Dividends declared on common stock ($1.86 per share)	-	-	-	-	(58)	-	-	-	-	(58)
Accretion of redeemable noncontrolling interests	10	-	-	-	(10)	-	-	-	-	(10)
Other	-	-	-	-	-	-	-	-	-	-
Net income (loss)	(5)	-	-	-	255	-	-	-	-	255
Balances as of September 30, 2026	$28	47,282,823	$-	$1,326	$3,882	$(15)	(16,464,658)	$(2,721)	$(24)	$2,448

Balances as of June 30, 2025	$18	47,282,823	$-	$1,293	$3,755	$(1)	(16,967,525)	$(2,791)	$(18)	$2,238
Stock-based compensation expense	-	-	-	19	-	-	-	-	-	19
Vesting of restricted stock units	-	-	-	(1)	-	-	8,508	1	-	-
Dividends declared on common stock ($1.86 per share)	-	-	-	-	(56)	-	-	-	-	(56)
Accretion of redeemable noncontrolling interests	4	-	-	-	(4)	-	-	-	-	(4)
Other	(1)	-	-	1	-	-	-	-	-	1
Net income (loss)	(4)	-	-	-	70	-	-	-	(1)	69
Balances as of September 30, 2025	$17	47,282,823	$-	$1,312	$3,765	$(1)	(16,959,017)	$(2,790)	$(19)	$2,267

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

For the Nine Months Ended September 30, 2026 and 2025

(in millions, except for share and per share information, unaudited)

						Accumulated
	Redeemable			Additional		Other				Total
	Noncontrolling	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Stockholdersʼ
	Interests	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	interests	Equity
Balances as of December 31, 2025	$19	47,282,823	$-	$1,331	$3,537	$(15)	(16,955,154)	$(2,789)	$(21)	$2,043
Stock-based compensation expense	-	-	-	80	-	-	-	-	-	80
Vesting of restricted stock units	-	-	-	(86)	-	-	490,496	68	-	(18)
Dividends declared on common stock ($5.58 per share)	-	-	-	-	(171)	-	-	-	-	(171)
Accretion of redeemable noncontrolling interests	23	-	-	-	(23)	-	-	-	-	(23)
Other	(1)	-	-	1	-	-	-	-	-	1
Net income (loss)	(13)	-	-	-	539	-	-	-	(3)	536
Balances as of September 30, 2026	$28	47,282,823	$-	$1,326	$3,882	$(15)	(16,464,658)	$(2,721)	$(24)	$2,448

Balances as of December 31, 2024	$26	47,282,823	$-	$1,304	$3,671	$(1)	(16,661,582)	$(2,717)	$(15)	$2,242
Purchase of treasury stock	-	-	-	-	-	-	(753,162)	(126)	-	(126)
Stock-based compensation expense	-	-	-	58	-	-	-	-	-	58
Vesting of restricted stock units	-	-	-	(53)	-	-	455,727	53	-	-
Dividends declared on common stock ($5.58 per share)	-	-	-	-	(169)	-	-	-	-	(169)
Accretion of redeemable noncontrolling interests	12	-	-	-	(12)	-	-	-	-	(12)
Other	(3)	-	-	3	-	-	-	-	-	3
Net income (loss)	(18)	-	-	-	275	-	-	-	(4)	271
Balances as of September 30, 2025	$17	47,282,823	$-	$1,312	$3,765	$(1)	(16,959,017)	$(2,790)	$(19)	$2,267

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

NEXSTAR MEDIA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$523	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of broadcast rights	246	239
Depreciation and amortization of intangible assets	434	353
Stock-based compensation expense	80	58
Amortization of debt financing costs, debt discounts and premium	8	6
Loss on extinguishment of debt	21	5
Deferred income taxes	(56)	(20)
Payments for broadcast rights	(246)	(249)
Income from equity method investments, net	(7)	(24)
Distribution from equity method investments – return on capital	100	131
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	128	15
Prepaid and other current assets	26	6
Other noncurrent assets	8	3
Accounts payable	(12)	(30)
Accrued expenses and other current liabilities	89	44
Income tax payable	(14)	(45)
Other noncurrent liabilities	(62)	(50)
Other	1	6
Net cash provided by operating activities	1,267	701
Cash flows from investing activities:
Purchases of property and equipment	(113)	(94)
Payments for acquisitions, net of cash acquired	(3,341)	(22)
Proceeds received from life insurance policies	55	1
Proceeds from disposal of property and equipment	12	1
Other investing activities, net	(5)	(4)
Net cash used in investing activities	(3,392)	(118)
Cash flows from financing activities:
Proceeds from debt issuance, net of debt discounts	11,106	3,393
Repayments of long-term debt	(8,498)	(3,568)
Payments for debt financing costs	(107)	(2)
Premium paid on debt extinguishment	(13)	-
Purchase of treasury stock	-	(125)
Common stock dividends paid	(171)	(169)
Payments for capitalized software obligations	(7)	(14)
Cash paid for shares withheld for taxes	(18)	-
Other financing activities, net	(1)	(6)
Net cash provided by (used in) financing activities	2,291	(491)
Net increase in cash and cash equivalents	166	92
Cash and cash equivalents at beginning of period	280	144
Cash and cash equivalents at end of period	$446	$236
Supplemental information:
Interest paid	$448	$294
Income taxes paid, net of refunds	$219	$175

Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accruals	$4	$9
Capitalized software in other current and noncurrent liabilities	$-	$24
Right-of-use assets obtained in exchange for operating lease obligations	$24	$42

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

Nexstar is a leading diversified media company with television broadcasting, television network and digital media assets operating in the United States. As of September 30, 2026, we owned, operated, programmed or provided sales and other services to 265 full power television stations, two AM radio stations and one FM radio station, including those television stations owned by VIEs, in 132 markets in 44 states and the District of Columbia. The stations are affiliates of CBS, FOX, NBC, ABC, The CW, MyNetworkTV (“MNTV”), and other broadcast television networks. As of September 30, 2026, Nexstar’s stations reached approximately 80% of all U.S. television households. Through various local service agreements, we provided sales, programming, and other services to 35 television stations owned by consolidated VIEs and two television stations owned by unconsolidated VIEs. As of September 30, 2026, Nexstar also owns an 82.0% ownership interest in The CW Network, LLC, the fifth major broadcast network in the U.S. (“The CW”); NewsNation, a national cable news network; Premion, a connected TV and over-the-top advertising platform; four digital multicast networks, Antenna TV, REWIND TV, True Crime and Quest; multicast network services provided to third parties; Locked On Podcast Network (“Locked On”), a network of sports podcasts; BestReviews LLC (“BestReviews”), a leading consumer product recommendations company; and a 31.3% ownership stake in Television Food Network, G.P. (“TV Food Network”). Our digital assets include 160 connected television assets, 54 free ad-supported television channels, 176 local websites and 292 mobile applications across local stations, NewsNation, The Hill, BestReviews, Locked On and True Crime.

On March 19, 2026, Nexstar completed its acquisition of TEGNA Inc., a Delaware corporation (“TEGNA”), pursuant to the previously announced Agreement and Plan of Merger dated as of August 18, 2025 (the “Merger Agreement”). On April 17, 2026, the United States District Court for the Eastern District of California in the antitrust litigation In re: Nexstar-TEGNA Merger Litigation issued a preliminary injunction prohibiting further integration of the companies, subject to certain exceptions, pending adjudication on the merits. See Note 3 for additional information on the acquisition.

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

Interim Financial Statements

The Condensed Consolidated Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Results of operations for interim periods are not necessarily indicative of results for the full year. Estimates are used for, but are not limited to, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, Federal Communications Commission (“FCC”) licenses, long-lived assets (property and equipment and amortizable intangible assets), investments, broadcast rights, the useful lives of long-lived assets, pension and postretirement obligations, fair value of stock-based compensation, accretion of redeemable noncontrolling interests and allowance for credit losses. As of September 30, 2026, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revision of the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The following table summarizes the various local service agreements Nexstar had in effect as of September 30, 2026 with its consolidated VIEs:

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

The carrying amounts and classification of the assets and liabilities, excluding intercompany amounts, of the VIEs which have been included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$5	$5
Accounts receivable, net	22	23
Prepaid expenses and other current assets	3	4
Total current assets	30	32
Property and equipment, net	43	48
Goodwill	151	151
FCC licenses	200	200
Network affiliation agreements, net	45	51
Other noncurrent assets, net	60	56
Total assets	$529	$538

Current liabilities:
Current portion of debt	$3	$3
Other current liabilities	39	36
Total current liabilities	42	39
Debt	343	345
Deferred tax liabilities	44	41
Other noncurrent liabilities	66	64
Total liabilities	$495	$489

The following are assets of consolidated VIEs, excluding intercompany amounts, that are not available to settle the obligations of Nexstar and the liabilities of consolidated VIEs, excluding intercompany amounts, for which their creditors do not have recourse to the general credit of Nexstar (in millions):

	September 30, 2026	December 31, 2025
Current assets	$3	$3
Property and equipment, net	8	9
Goodwill	62	62
FCC licenses	200	200
Network affiliation agreements, net	14	16
Other noncurrent assets, net	3	2
Total assets	$290	$292

Current liabilities	$37	$34
Noncurrent liabilities	110	105
Total liabilities	$147	$139

Non-Consolidated VIEs

Nexstar has an outsourcing agreement with Cunningham Broadcasting Corporation (“Cunningham”), the owner of television station WYZZ, which continues through December 31, 2027. Nexstar has a multi-year TBA with KAZT, L.L.C., the owner of television station KAZT-TV, an affiliate of The CW in Phoenix, Arizona. Nexstar was also granted an option to purchase the station from KAZT, L.L.C., subject to FCC consent. Nexstar has determined that it has variable interests in WYZZ and KAZT-TV but is not the primary beneficiary of such variable interests. Therefore, Nexstar has not consolidated WYZZ and KAZT-TV under authoritative guidance related to the consolidation of VIEs. There were no significant transactions arising from Nexstar’s outsourcing agreement with Cunningham and TBA with KAZT, L.L.C. Neither Cunningham nor KAZT, L.L.C. guarantees Nexstar’s debt.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Redeemable Noncontrolling Interests

On September 30, 2022, Nexstar acquired a 75.0% ownership interest in The CW, which increased to 82.0% as of September 30, 2026. Under The CW’s operating agreement, Nexstar has a call right to acquire the noncontrolling ownership interests for cash, and each noncontrolling owner has a put right to require Nexstar to purchase its ownership interest for cash.

In August 2026, the noncontrolling interest holders exercised their rights to put their ownership interests to Nexstar, and Nexstar exercised its contractual right to defer the put exercises for one year. The noncontrolling owners may rescind their put exercises at the end of the deferral period. As of September 30, 2026, the estimated redemption value of the redeemable noncontrolling interests was $110 million.

Redeemable noncontrolling interests are presented as mezzanine equity (outside of liability and stockholders’ equity) in the accompanying Condensed Consolidated Balance Sheets because their redemption is outside Nexstar’s control. Nexstar accretes the redeemable noncontrolling interests to their redemption value from the date of issuance to the earliest redemption date using the effective interest method. The accretion is recognized as an adjustment to retained earnings, or in the absence of retained earnings, additional paid-in capital. The balance of redeemable noncontrolling interests is measured at the greater of accreted redemption value at the end of each reporting period or the initial carrying value adjusted for the noncontrolling interests’ contributions and share in income and losses. The inclusion of accretion in the calculation of earnings per share is disclosed in Note 13.

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

Note 3: Acquisitions

Merger with TEGNA

On March 19, 2026 (the “Closing Date”), Nexstar completed its acquisition of TEGNA pursuant to the previously announced Merger Agreement by and among Nexstar, TEGNA and Teton Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nexstar (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into TEGNA, with TEGNA continuing as the surviving corporation and a wholly owned subsidiary of Nexstar (the “Merger”). As a result of the Merger, Nexstar acquired 64 full power television stations and two radio stations in 51 markets; Premion, a connected TV and over-the-top advertising platform; two digital multicast networks, True Crime and Quest; and Locked On Podcast Network.

On April 17, 2026, the United States District Court for the Eastern District of California in the antitrust litigation In re: Nexstar-TEGNA Merger Litigation issued a preliminary injunction prohibiting further integration of the companies, subject to certain exceptions, pending adjudication on the merits. On May 20, 2026, Nexstar filed an appeal of the preliminary injunction in the United States Court of Appeals for the Ninth Circuit. The appeal seeks narrowing of the injunction and dismissal of the complaints by various States against the Merger. The Ninth Circuit is scheduled to hear oral argument on November 17, 2026. Also, in connection with the regulatory approval of the Merger, Nexstar made certain commitments to the FCC, including a commitment to divest six television stations within two years provided that a waiver of the FCC’s local television ownership rule remains necessary to own such stations at that time. No agreement has been executed with any prospective buyer at this time.

The Merger increased Nexstar’s operational and geographic diversity and scale to cover approximately 80% of U.S. television households (without applying the FCC discount of 50% for UHF stations), enhanced its presence in various localities and extended its footprint to additional areas experiencing contested political elections.

The television stations (full power, low power, and multicast channels) acquired by Nexstar as a result of the Merger are as follows (Bold denotes networks owned by Nexstar):

Market Rank(1)	Market	Status	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliations	FCC License Expiration Date
4	Dallas, TX	O&O O&O	WFAA KFAA-TV	ABC Independent	WFAA-D3, D4, D6 KFAA-D2	True Crime, Quest, ShopLC Hot97	8/1/2030 8/1/2030
6	Houston, TX	O&O O&O	KHOU KTBU	CBS Quest	KHOU-D2, D3, D4, D5 KTBU-D2, D3, D4	ShopLC, True Crime, Comet, Roar True Crime, Nacion, Outlaw	8/1/2030 8/1/2030
7	Atlanta, GA	O&O O&O	WXIA-TV WATL	NBC MNTV	WXIA-D3, D4, D5, D6 WATL-D2, D3, D5, D6	True Crime, The Nest, Oxygen, Great Nosey, Antenna TV, QVC, Quest	4/1/2029 4/1/2029
8	DC/Hagerstown, MD	O&O	WUSA	CBS	WUSA-D2, D3, D4, D6	True Crime, Quest, The Nest, QVC	10/1/2028
11	Tampa, FL	O&O	WTSP	CBS	WTSP-D2, D3, D4, D5	Quest, True Crime, The Nest, Telemundo	2/1/2029
12	Phoenix, AZ	O&O O&O	KPNX KNAZ-TV	NBC NBC	KPNX-D2, D3, D4, D6 KNAZ-D2, D3, D4, D5	ShopLC, True Crime, Quest, The Nest ShopLC, True Crime, Quest, The Nest	10/1/2030 10/1/2030
13	Seattle-Tacoma, WA	O&O O&O	KING-TV KONG	NBC Independent	KING-D2, D3, D4, D5 KONG-D2, D3	True Crime, Quest, The 365, QVC2 Quest, True Crime	2/1/2031 2/1/2031
16	Minneapolis-St. Paul, MN	O&O	KARE	NBC	KARE-D2, D3, D4, D5, D8	Quest, True Crime, ShopLC, The Nest, HSN	4/1/2030
17	Denver, CO	O&O O&O	KUSA KTVD	NBC MNTV	KUSA-D2, D3, D5, D6 KTVD-D2, D3, D5	Cozi, True Crime, Quest, The Nest H&I, ShopLC, Outlaw	4/1/2030 4/1/2030
19	Sacramento, CA	O&O	KXTV	ABC	KXTV-D2, D3, D4, D5, D6, D9	True Crime, Quest, Laff, Comet, The Nest, ShopLC	8/1/2032
20	Cleveland, OH	O&O	WKYC	NBC	WKYC-D2, D3, D4, D5, D6, D7	True Crime, Cozi, Quest, The Nest, ShopLC, QVC2	10/1/2029
21	Charlotte, NC	O&O	WCNC-TV	NBC	WCNC-D2, D3, D4, D5	True Crime, Court TV, Quest, The Nest	12/1/2028
24	Portland, OR	O&O	KGW	NBC	KGW-D2, D3 KGWZ-LD, D2, D3	Quest, True Crime Quest, True Crime, QVC2	2/1/2031 2/1/2031
25	St. Louis, MO	O&O	KSDK	NBC	KSDK-D2, D3, D4, D5, D6	Great, True Crime, Quest, Nosey, Oxygen	2/1/2030
26	Indianapolis, IN	O&O	WTHR	NBC	WTHR-D2, D3, D4, D5, D6 WALV-CD, D3, D4	Quest, MeTV, True Crime Network, Outlaw, The Nest MeTV, True Crime Network, Shop LC	8/1/2029 8/1/2029
30	San Diego, CA	O&O	KFMB-TV	CBS	KFMB-D2, D3, D4, D5, D6	MNTV, Quest, True Crime, Court TV, The Nest	8/1/2032
31	San Antonio, TX	O&O	KENS	CBS	KENS-D2, D3, D4, D5, D7	Quest, True Crime, Outlaw, Jewelry TV, ShopLC	8/1/2030
32	Austin, TX	O&O	KVUE	ABC	KVUE-D2, D3, D4, D5, D6, D7, D8	Estrella, True Crime, Quest, The Nest, Outlaw, Busted, ShopLC	8/1/2030
33	New Haven, CT	O&O O&O	WTIC-TV WCCT-TV	FOX The CW	WTIC-D2, D3, D4, D5 WCCT-D2, D3, D4	Antenna TV, Great, True Crime, The Nest Grit, Comet, Quest	4/1/2031 4/1/2031
34	Columbus, OH	O&O	WBNS-TV(2)	CBS	WBNS-D2, D3, D4, D5, D6, D7, D8	MeTV, Dabl, True Crime, Quest, ShopLC, Busted, Ion Plus	10/1/2029
41	Jacksonville, FL	O&O O&O	WTLV WJXX	NBC ABC	WTLV-D2, D3, D4, D5, D6, D7, D8 WJXX-D3, D4, D5, D6, D7	Antenna TV, True Crime, Roar, ShopLC, HSN, Comet, Charge Quest, Mystery, The Nest, Nosey, Outlaw	2/1/2029 2/1/2029
42	Grand Rapids, MI	O&O	WZZM	ABC	WZZM-D3, D4, D5, D6, D7, D8, D9	True Crime, Quest, The 365, Outlaw, QVC, ShopLC, Start TV	10/1/2029
43	Harrisburg, PA	O&O	WPMT	FOX	WPMT-D2	Antenna TV	8/1/2031
44	Greensboro, NC	O&O	WFMY-TV	CBS	WFMY-D2, D3, D4, D5, D6, D7, D8	True Crime, Ion Mystery, Quest, The 365, Outlaw, QVC, HSN	12/1/2028
45	Portsmouth, VA	O&O	WVEC	ABC	WVEC-D2, D3, D4, D5, D6, D8 WJHJ-LD	True Crime, MeTV, Quest, The 365, Outlaw, ShopLC Quest	10/1/2028 10/1/2028
48	Louisville, KY	O&O	WHAS-TV	ABC	WHAS-D2, D3, D4, D5, D6, D7, D8, D9	True Crime, Quest, Busted, The Nest, Great, HSN, QVC, Dabl	8/1/2029
50	New Orleans, LA	O&O O&O	WWL-TV WUPL	CBS MNTV	WWL-D2, D3, D4, D5, D6, D7, D8 WUPL-D2, D3, D4, D5 WBXN-CD	True Crime, The Nest, Nosey, Great, Dabl, QVC2, ShopLC Quest, H&I, True Crime, Cozi MNTV	6/1/2029 6/1/2029 (4)
53	Memphis, TN	O&O O&O	WATN-TV WLMT	ABC The CW	WATN-D2, D3, D4, D5, D6, D7, D8 WLMT-D2, D3, D4, D5, D6, D8	Quest, Cozi, True Crime, Laff, The Nest, Comet, Charge! MeTV, StartTV, Great, ShopLC, Nosey, Rewind TV	8/1/2029 8/1/2029
55	Buffalo, NY	O&O	WGRZ	NBC	WGRZ-D2, D3, D4, D5	Antenna TV, True Crime, Quest, Oxygen	6/1/2031

Market Rank(1)	Market	Status	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliations	FCC License Expiration Date
58	Knoxville, TN	O&O	WBIR-TV	NBC	WBIR-D2, D3, D4, D5, D6, D7, D8	MeTV, True Crime, Quest, The Nest, ShopLC, Nosey, Comet	8/1/2029
59	Wilkes Barre, PA	O&O	WNEP-TV	ABC	WNEP-D2	Antenna TV	8/1/2031
60	Little Rock, AR	O&O	KTHV	CBS	KTHV-D2, D3, D4, D5, D7, D8	Quest, True Crime, Oxygen, Nosey, Busted, ShopLC	6/1/2029
64	Spokane, WA	O&O O&O	KREM KSKN	CBS The CW	KREM-D2, D3, D4, D5, D6, D7, D8 KSKN-D2, D3, D4, D5, D8	True Crime, Grit, ShopLC, Great, Outlaw, Comet, Cozi Quest, Laff, The Nest, The 365, Defy	2/1/2031 2/1/2031
66	Tucson, AZ	O&O O&O	KMSB KTTU-TV	FOX The CW	KMSB-D2, D3, D4, D5, D7, D8 KTTU-D2, D3, D4, D5, D6	Quest, True Crime, Nosey, ShopLC, Comet, QVC MNTV, The Nest, Start TV, H&I, HSN	10/1/2030 10/1/2030
67	Des Moines, IA	O&O O&O	WOI-DT KCWI-TV	ABC The CW	WOI-D2, D3, D4, D5, D7 KCWI-D2, D3, D5	True Crime, Grit, The Nest, Rewind TV, Outlaw Quest, Oxygen, Great	2/1/2030 2/1/2030
72	Huntsville, AL	O&O	WZDX	FOX	WZDX-D2, D3, D4, D5, D6, D7, D8, D9	MNTV, MeTV, Mystery, True Crime, Quest, The Nest, Nosey, Comet	4/1/2029
74	Columbia, SC	O&O	WLTX	CBS	WLTX-D2, D3, D4, D5, D6, D7	True Crime, ShopLC, Quest, The Nest, Nosey, Antenna TV	12/1/2028
77	Portland-Auburn, ME	O&O	WCSH	NBC	WCSH-D2, D3, D4, D5, D6, D8	True Crime, Quest, The 365, Outlaw, ShopLC, Defy	4/1/2031
81	Toledo, OH	O&O	WTOL	CBS	WTOL-D2, D3, D4, D5, D6, D7, D8	True Crime, Grit, Quest, ShopLC, Great, The Nest, Laff	10/1/2029
83	Waco-Bryan, TX	O&O	KCEN-TV	NBC	KCEN-D2, D3, D5, D8, D9 KAGS-LD, D2, D3, D5	Quest, True Crime, Great, Charge! ShopLC NBC, Quest, True Crime, Comet	8/1/2030 8/1/2030
93	Fayetteville, AR	O&O	KFSM-TV	CBS	KFSM-D2, D3, D4, D5, D6, D7	True Crime, Antenna TV, Quest, The Nest, Busted, Great	6/1/2029
96	Boise, ID	O&O	KTVB(3)	NBC	KTVB-D2, D3, D4, D5, D6, D7, D8	24-7 News, Quest, True Crime, The Nest, ShopLC, Nosey, Antenna TV	10/1/2030
104	Quad Cities, IL	O&O	WQAD-TV	ABC	WQAD-D2, D3, D4, D5, D6, D7	Antenna TV, MNTV, True Crime, Quest, The Nest, Busted	12/1/2029
108	Tyler-Longview, TX	O&O	KYTX	CBS	KYTX-D2, D3, D4, D5, D6, D7, D8	The CW, MeTV, True Crime, Court TV, Ion Plus, The Nest, Quest	8/1/2030
119	Macon, GA	O&O	WMAZ-TV	CBS	WMAZ-D2, D3, D4, D5, D6	The CW, True Crime, Quest, The Nest, Busted	4/1/2029
130	Corpus Christi, TX	O&O	KIII	ABC	KIII-D2, D3, D4, D5, D6, D7, D8, D9	MeTV, Quest, Cozi, True Crime, The Nest, ShopLC, Great, QVC	8/1/2030
144	Midland, TX	O&O	KWES-TV	NBC	KWES-D2, D3, D4, D6, D7	Quest, True Crime, Bounce TV, ShopLC, Great	8/1/2030
146	Beaumont-Port Arthur, TX	O&O	KBMT	ABC	KBMT-D2, D3, D4, D5, D6, D7 KUIL-LD, D2, D3, D4, D5, D6, D7, D8, D9	NBC, Cozi, MeTV, True Crime, Quest, The 365 MNTV, Busted, Outlaw, Mystery, Grit, Laff, H&I, HSN, QVC	8/1/2030 8/1/2030
156	Bangor, ME	O&O	WLBZ	NBC	WLBZ-D2, D3, D4, D6, D7, D8	True Crime, Quest, The Nest, Great, QVC, HSN	4/1/2031
167	Abilene, TX	O&O	KXVA	FOX	KXVA-D2, D3, D4, D5, D7, D8	MNTV, Cozi, Quest, True Crime, Great, ShopLC	(4)
197	San Angelo, TX	O&O	KIDY	FOX	KIDY-D2, D3, D4, D5, D6, D7	MNTV, Cozi, Quest, Busted, Outlaw, True Crime	(4)
(1)
Market rank refers to ranking the size of the Designated Market Areas (“DMA”) in which the station is located in relation to other DMAs. Source: 2025-2026 Nielsen Local Television Market Universe Estimates, as published by The Nielsen Company.
(2)
Nexstar also acquired two radio stations, WBNS-(AM) and WBNS-FM in the Columbus, OH market, as a result of the Merger.
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

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the following table summarizes (in millions) the allocation of the purchase price to the preliminary fair values of the assets acquired and liabilities assumed. From the acquisition date to September 30, 2026, Nexstar recorded measurement period adjustments to the preliminary purchase price allocation as a result of refinements to valuation assumptions and additional information identified that existed as of the acquisition date. These adjustments primarily reflected a $23 million increase in investments and a $28 million decrease in network affiliation agreements. The effect of the measurement period adjustments on the Company’s results of operations was not material.

Assets acquired:
Cash and cash equivalent	$316
Accounts receivable	622
Prepaid expenses and other current assets	128
Property and equipment	734
FCC licenses	2,163
Network affiliation agreements	1,367
Other intangible assets	78
Investments	76
Other assets	78
Total assets acquired	5,562
Liabilities assumed:
Accounts payable	(95)
Accrued expenses and other current liabilities	(383)
Broadcast rights payable	(15)
Debt	(2,559)
Deferred tax liabilities	(846)
Other noncurrent liabilities	(131)
Total liabilities assumed	(4,029)
Net assets acquired	1,533
Goodwill	2,124
Total Purchase Price	$3,657

The preliminary purchase price allocation presented above is based upon management’s estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost, and market approaches. The fair value estimates (subject to final determination) are based on, but not limited to, estimated future revenue and cash flows, estimated long-term growth rates, and estimated discount rates. For assumed debt, refer to Note 14 for estimated fair values.

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

TEGNA’s net revenue of $1,568 million and operating income of $306 million from March 19, 2026 to September 30, 2026 have been included in the accompanying Condensed Consolidated Statements of Operations.

Transaction costs relating to the Merger, including legal and professional fees and severance costs of $29 million and $119 million, were expensed as incurred during the three and nine months ended September 30, 2026, respectively. These costs were included in selling, general and administrative expense, excluding depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. Costs incurred during the three and nine months ended September 30, 2025 were not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$2,133	$1,848	$6,133	$5,664
Income before income taxes	372	88	850	54
Net income (loss)	279	58	687	(32)
Net income (loss) attributable to Nexstar	284	63	703	(10)

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

Note 4: Intangible Assets and Goodwill

The Company’s goodwill by segment, indefinite-lived intangible assets and definite-lived intangible assets consisted of the following ($ in millions):

	Reportable Segments		Other
Goodwill	Broadcast	TEGNA	Segments	Total
Gross balances as of December 31, 2025	$2,922	$-	$225	$3,147
Accumulated Impairment	(43)	-	(194)	(237)
Net balances as of December 31, 2025	2,879	-	31	2,910
Current year acquisition (Note 3)	-	2,124	-	2,124
Net balances as of September 30, 2026	$2,879	$2,124	$31	$5,034

Gross balances as of September 30, 2026	$2,922	$2,124	$225	$5,271
Accumulated Impairment	(43)	-	(194)	(237)
Net balances as of September 30, 2026	$2,879	$2,124	$31	$5,034

	FCC Licenses
		Accumulated
Indefinite-lived Intangible Assets	Gross	Impairment	Net
Balances as of December 31, 2025	$2,997	$(48)	$2,949
Current year acquisition (Note 3)	2,163	-	2,163
Balances as of September 30, 2026	$5,160	$(48)	$5,112

	Network Affiliation Agreements			Other Definite-Lived Intangible Assets			Total
		Accumulated			Accumulated			Accumulated
		Amortization			Amortization			Amortization
Definite-Lived Intangible Assets	Gross	and Impairment	Net	Gross	and Impairment	Net	Gross	and Impairment	Net
Balances as of December 31, 2025	$3,125	$(1,820)	$1,305	$1,157	$(875)	$282	$4,282	$(2,695)	$1,587
Balances as of September 30, 2026	$4,493	$(2,010)	$2,483	$1,251	$(961)	$290	$5,744	$(2,971)	$2,773

The increases in network affiliation agreements and other definite-lived intangible assets are primarily attributable to the acquisition of TEGNA as discussed in Note 3 above.

The following table presents the Company’s estimate of amortization expense for the remainder of 2026, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2026 (in millions):

Remainder of 2026	$96
2027	376
2028	350
2029	327
2030	281
2031	271
Thereafter	1,072
$2,773

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2026, the Company did not identify events that would trigger impairment assessments.

Note 5: Investments

Investments in the Company’s Condensed Consolidated Balance Sheets consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Equity method investments	$343	$390
Other equity investments	42	6
Total investments	$385	$396

In connection with the Merger (Note 3), Nexstar acquired equity method investments in various tower joint ventures of $39 million and other equity investments of $37 million.

Equity Method Investments — Investment in TV Food Network

Nexstar’s equity method investments primarily include its 31.3% ownership stake in TV Food Network which was acquired upon Nexstar’s acquisition of Tribune Media Company (“Tribune”) on September 19, 2019. Nexstar’s partner in TV Food Network is Skydance Corporation (“SKYD”), which owns a 68.7% interest in TV Food Network and operates the network on behalf of the partnership.

TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, offering quality television, video, internet and mobile entertainment and information focusing on food and entertaining.

The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2026. Nexstar intends to renew its partnership agreement with SKYD for TV Food Network before expiration. In the event of a liquidation, Nexstar would be entitled to its proportionate share of distributions to partners, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

As of September 30, 2026, Nexstar’s investment in TV Food Network had a book value of $284 million, compared to $372 million as of December 31, 2025.

As of September 30, 2026, Nexstar’s remaining share in the amortizable basis difference related to its investment in TV Food Network was $206 million, which will be amortized over a remaining estimated life of approximately 2.97 years, and Nexstar’s share in basis difference attributable to the investee’s goodwill was $119 million. As of December 31, 2025, Nexstar’s share in the amortizable basis difference and goodwill was $258 million and $119 million, respectively.

Nexstar had the following transactions related to its investment in TV Food Network during the three and nine months ended September 30, 2026 and 2025, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash distributions received	$4	$6	$100	$131
Recognized share in TV Food Networkʼs net income	19	23	64	78
Recorded amortization of basis difference (expense)	(17)	(17)	(52)	(52)

Summarized financial information for TV Food Network is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$172	$189	$540	$606
Costs and expenses	111	117	339	363
Income from operations	61	72	201	243
Net income	61	73	203	246
Net income attributable to Nexstar Media Group, Inc.	19	23	64	78

Other Equity Investments

Other equity investments represent interests in non-public entities that lack readily determinable fair values and in which we do not have control or significant influence. These investments are measured either at cost, adjusted for any impairment and observable price changes, or at fair value using the net asset value per share practical expedient.

Note 6: Accrued Expenses

Accrued expenses consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Compensation and related taxes	$156	$99
Interest payable	100	55
Network affiliation fees	283	77
Other	132	83
Total	$671	$314

The increases in accrued expenses are primarily attributable to liabilities assumed in connection with the Merger (see Note 3).

Note 7: Debt

Long-term debt consisted of the following ($ in millions):

Nexstar’s outstanding term loans and revolving loans are governed by Nexstar’s credit agreement (as amended, the “Nexstar credit agreement”), and Mission’s outstanding term loans and revolving loans are governed by Mission’s credit agreement (as amended, the “Mission credit agreement”). Each of the amended credit agreements is also herein referred to as a “senior secured credit facility” (collectively, the “senior secured credit facilities”). Nexstar’s senior secured and senior unsecured notes, including the notes assumed in connection with the TEGNA acquisition, are governed by the indentures.

	September 30, 2026	December 31, 2025
Nexstar
Secured debt
Revolving loans due 2030	$292	$144
Term Loan A due 2030	1,786	1,857
Term Loan B due 2032	1,287	1,297
Term Loan B due 2033	1,200	-
7.75% Notes due 2027 (1)	200	-
7.25% Notes due 2027 (1)	240	-
6.50% Secured Notes due 2033	3,390	-
Unsecured debt
5.625% Notes due 2027	-	1,714
4.75% Notes due 2028	1,000	1,000
5.00% Notes due 2029	60	-
7.25% Notes due 2034	1,725	-
Mission
Revolving loans due 2030	62	62
Term Loan B due 2028	285	287
Total outstanding principal	11,527	6,361
Less: unamortized financing costs and discount, net of premium	(118)	(28)
Total outstanding debt	11,409	6,333
Less: current portion	(556)	(111)
Long-term debt, net of current portion	$10,853	$6,222
(1)
Following the closing of the TEGNA acquisition, the notes were secured by the Company.

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

As of the Closing Date, the assumed TEGNA indebtedness was recorded at estimated fair value based on the prices they were paid or at estimated fair market value prices.

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

During the three and nine months ended September 30, 2026, the Company repaid outstanding principal amounts under its senior secured credit facilities of $350 million and $783 million, respectively.

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

7.75% Notes due 2027

The 7.75% Notes due June 2027 were assumed in connection with the TEGNA acquisition. These notes are issued by Belo Corp., a subsidiary of TEGNA, with TEGNA and Nexstar as co-obligors of Belo Corp.’s obligations under the notes. The aggregate principal amount of the 7.75% Notes due 2027 outstanding is $200 million. The notes will mature on June 1, 2027 and bear interest at 7.75% per annum, payable semiannually in arrears on June 1 and December 1 of each year. The notes can be redeemed at any time subject to a customary make-whole premium. Following the closing of the TEGNA acquisition, the notes were secured by certain assets of Belo Corp. and certain of Belo Corp.’s subsidiaries and guaranteed by certain of Belo Corp’s subsidiaries.

7.25% Notes due 2027

The 7.25% Notes due 2027 were assumed in connection with the TEGNA acquisition. These notes are issued by Belo Corp., a subsidiary of TEGNA, with TEGNA and Nexstar as co-obligors of Belo Corp.’s obligations under the notes. The aggregate principal amount of the 7.25% Notes due 2027 outstanding is $240 million. The notes will mature on September 15, 2027 and bear interest at 7.25% per annum, payable semiannually in arrears on March 15 and September 15 of each year. The notes can be redeemed at any time subject to a customary make-whole premium. Following the closing of the TEGNA acquisition, the notes were secured by certain assets of Belo Corp. and certain of Belo Corp.’s subsidiaries and guaranteed by certain of Belo Corp’s subsidiaries.

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

Unused Commitments and Borrowing Availability

Nexstar and Mission had $428 million (net of outstanding standby letters of credit of $30 million) and $13 million, respectively, of unused revolving loan commitments under their senior secured credit facilities, all of which were available for borrowing, based on the covenant calculations as of September 30, 2026. The Company’s ability to access funds under the senior secured credit facilities depends, in part, on its compliance with certain financial covenants. As of September 30, 2026, the Company was in compliance with its financial covenants.

Collateralization and Guarantees of Debt

The Company’s credit facilities described above are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, the other assets of consolidated VIEs unavailable to creditors of Nexstar (see Note 2) and the assets of The CW. Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility in the event of Mission’s default. Mission is a guarantor of Nexstar’s senior secured credit facility and Nexstar’s senior secured and senior unsecured notes, other than the notes assumed in connection with the TEGNA acquisition.

In consideration of Nexstar’s guarantee of the Mission senior secured credit facility, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements, which expire on various dates between 2027 and 2034, are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Debt Covenants

The Nexstar credit agreement (senior secured credit facility) contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25:1.00. Pursuant to the terms of Nexstar’s credit agreement, the maximum permitted covenant ratio may be increased, at Nexstar’s election, from 4.25:1.00 to 4.75:1.00 for the fiscal quarter in which a Material Transaction (as defined therein) is consummated and the following three consecutive fiscal quarters, subject to a maximum of two such elections during the term of the facility. In connection with its acquisition of TEGNA, Nexstar first elected this increase in the covenant ratio beginning in the first quarter of 2026 and the increased ratio will remain in effect through December 31, 2026. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of the Company, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in the Nexstar credit agreement. As of September 30, 2026, the Company was in compliance with its financial covenants.

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office spaces, tower facilities, antenna sites, studios and other real estate properties and equipment. The operating leases have remaining lease terms of up to 88 years, some of which may include options to extend the leases from two years to 99 years. Lease contracts that the Company has executed but which have not yet commenced as of September 30, 2026 were not material.

On March 19, 2026, in connection with its acquisition of TEGNA (see Note 3), Nexstar recognized ROU assets of $70 million, current lease liabilities of $11 million, and noncurrent lease liabilities of $56 million.

As of September 30, 2026 and December 31, 2025, the following table presents balance sheet and other information related to operating leases ($ in millions):

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	Other noncurrent assets, net	$319	$265
Current operating lease liabilities	Operating lease liabilities	$52	$41
Noncurrent operating lease liabilities	Other noncurrent liabilities	$284	$242

Weighted Average Remaining Lease Term of Operating leases		7.1 years	7.9 years
Weighted Average Discount Rate of Operating leases		5.1%	4.7%

Operating lease expense for the three months ended September 30, 2026 was $18 million, of which $8 million and $10 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the three months ended September 30, 2025 was $14 million, of which $6 million and $8 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Operating lease expense for the nine months ended September 30, 2026 was $51 million, of which $22 million and $29 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations. Operating lease expense for the nine months ended September 30, 2025 was $45 million, of which $20 million and $25 million were included in Direct operating and Selling, general and administrative expenses, respectively, excluding depreciation and amortization, in the accompanying Condensed Consolidated Statements of Operations.

Cash paid for operating leases included in the operating cash flows was $49 million and $44 million for the nine months ended September 30, 2026 and 2025, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows (in millions):

Operating Leases
Remainder of 2026	$16
2027	64
2028	65
2029	59
2030	53
2031	38
Thereafter	112
Total future minimum lease payments	407
Less: imputed interest	(71)
Total	$336

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

The following tables provide the components of net periodic benefit cost (credit) for Nexstar’s pension benefit plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$-	$-	$1	$-
Interest cost	22	20	61	59
Expected return on plan assets	(29)	(26)	(84)	(77)
Amortization of net gain	-	(1)	-	(4)
Net periodic benefit credit	$(7)	$(7)	$(22)	$(22)

Nexstar contributed $26 million and $36 million to its pension benefit plans during the three and nine months ended September 30, 2026, respectively, and expects no significant required contribution in the fourth quarter of 2026.

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

Nexstar also assumed TEGNA’s $60 million benefit obligation attributable to a supplemental retirement plan and other deferred compensation as of the Closing Date. In March 2026, TEGNA liquidated its life insurance policies and received $55 million which was restricted for the settlement of its supplemental retirement plan and other deferred compensation. During the second quarter of 2026, TEGNA settled the $60 million benefit obligation, funded by restricted cash.

Note 10: Commitments and Contingencies

Assumed Programming Commitments

In connection with the Merger, Nexstar assumed TEGNA’s contractual programming commitments for which no asset or liability has been recorded. Future minimum payments from these contracts, excluding intercompany transactions, are as follows as of September 30, 2026 (in millions):

Remainder of 2026	$163
2027	621
2028	560
2029	74
2030	2
2031	-
Thereafter	-
$1,420

Guarantee of Mission Debt

Nexstar (excluding The CW) guarantees full payment of all obligations incurred under the Mission senior secured credit facility. In the event that Mission is unable to repay amounts due, Nexstar will be obligated to repay such amounts. The maximum potential amount of future payments that Nexstar would be required to make under this guarantee would generally be limited to the outstanding principal amounts. As of September 30, 2026, Mission had a maximum commitment of $360 million under the Mission credit agreement, of which $347 million principal balance of debt was outstanding.

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

Local TV Advertising Antitrust Litigation—On March 16, 2018, a number of broadcasters, including Nexstar, Tribune and TEGNA (collectively, the “Defendants”), each received a Civil Investigative Demand from the Antitrust Division of the Department of Justice (“DOJ”) regarding an investigation into the exchange of certain information related to the pacing of sales related to the same period in the prior year among broadcast stations in some local markets in alleged violation of federal antitrust law. Without admitting any wrongdoing, (i) some Defendants, including Tribune, entered into a proposed consent decree (referred to herein as the “consent decree”) with the DOJ on November 6, 2018, (ii) Nexstar agreed to settle the matter with the DOJ on December 5, 2018, and (iii) TEGNA, together with certain other defendants, agreed to settle the matter with DOJ on June 17, 2019. The consent decree pertaining to the Tribune and Nexstar settlements was entered in final form by the U.S. District Court for the District of Columbia on May 22, 2019, and the consent decree pertaining to the TEGNA settlement was entered by the same court on December 3, 2019. The two consent decrees, which are materially the same and settle claims by the government of alleged violations of federal antitrust laws in connection with the alleged information sharing, do not include any financial penalties. Pursuant to the respective consent decrees, Nexstar, Tribune and TEGNA agreed not to exchange certain non-public information with other stations operating in the same market except in certain cases, and to implement certain antitrust compliance measures and monitor and report on compliance with the consent decree. The consent decree with respect to Nexstar and Tribune expired in May 2026, and the consent decree with respect to TEGNA is scheduled to expire in December 2026.

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

On January 23, 2026, the Court entered a scheduling order setting trial on November 1, 2027. Plaintiffs filed their motion for class certification in September 2026 and defendants filed their opposition in October. Oral argument is scheduled for January 2027. Nexstar, Tribune and TEGNA deny all allegations against them and will defend their advertising practices.

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

Litigation Seeking to Enjoin the Merger—On March 18, 2026, a coalition of eight state attorneys general (California, Colorado, Connecticut, Illinois, New York, North Carolina, Oregon and Virginia, collectively, the “Initial States”) and DIRECTV, in two separate actions, brought civil lawsuits in the U.S. District Court for the Eastern District of California

against Nexstar and TEGNA seeking to enjoin Nexstar’s Merger with TEGNA. Both complaints allege, among other things, that the merger of Nexstar and TEGNA violates federal antitrust laws. The complaints were filed prior to the consummation of the Merger. On March 19, 2026, the Merger was consummated. On March 20, 2026, DIRECTV and the states requested temporary restraining orders (“TROs”) from the U.S. District Court for the Eastern District of California to prevent Nexstar and TEGNA from integrating their operations. On March 27, 2026, the court entered a TRO requiring Nexstar to hold TEGNA separate until further ruling. On April 17, 2026, the court entered a preliminary injunction prohibiting further integration of Nexstar and TEGNA, which became effective on April 21, 2026. On April 21, 2026, Nexstar filed a notice of appeal with respect to the preliminary injunction in the U.S. Court of Appeals for the Ninth Circuit. Nexstar did not seek a stay of the preliminary injunction. On April 30, 2026, DIRECTV filed its Amended Complaint for Injunctive Relief and the Initial States plus the attorneys general for Indiana, Kansas, Massachusetts, Pennsylvania and Vermont filed Plaintiff States’ First Amended Complaint for Permanent Injunction. On May 21, 2026, Nexstar filed answers to the Amended Complaints of DIRECTV and the states. Discovery is ongoing, and the District Court has set a trial date of July 6, 2027. On July 8, 2026, briefing on Nexstar’s appeal of the preliminary injunction was completed. Oral argument on the appeal is scheduled for November 17, 2026.

On August 6, 2026, the district court presiding over the Nexstar-TEGNA Merger Litigation issued a ruling clarifying that the court’s preliminary injunction prohibits current and former employees, directors, consultants, or other affiliated personnel of Nexstar from serving on TEGNA’s board of directors. On August 13 and 25, 2026, Nexstar filed status reports on its compliance with the clarification order. On August 20, 2026, the parties jointly filed a proposal for the appointment of a special master to oversee compliance with the preliminary injunction. On August 28, 2026, the Court entered an order appointing the special master. On September 30, 2026, the special master submitted his first report to the court.

Separate from the above actions, on March 21, 2026, six state cable associations (Pennsylvania, Washington, Indiana, Mississippi, Tennessee, and Virginia) along with Newsmax filed a notice of appeal or, alternatively, petition for writ of mandamus in the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC approval of the Merger. These parties also sought a stay of the FCC approval order and injunctive relief similar to that sought in the California cases. On March 23, 2026, five public interest parties filed a similar notice of appeal or, alternatively, emergency petition for writ of mandamus in the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC approval of the Merger, which was consolidated with the appeal filed by the cable associations. On April 28, 2026, the D.C. Circuit denied the emergency motions for a stay pending appeal finding the appellants had not satisfied the requirements for a stay. On July 9, 2026, the D.C. Circuit further denied the emergency petitions for writ of mandamus, denied those petitions’ stay requests under the All Writs Act, and dismissed the appeals for lack of jurisdiction. To date, the Appellants have not sought further relief from the D.C. Circuit or the Supreme Court following this order.

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

On June 28, 2016, the Internal Revenue Service (“IRS”) issued Tribune a Notice of Deficiency which presented the IRS’s position that the gain with respect to the Chicago Cubs Transactions should have been included in Tribune’s 2009 taxable income. Accordingly, the IRS proposed a $182 million tax and a $73 million gross valuation misstatement penalty. During the third quarter of 2016, Tribune filed a petition in U.S. Tax Court to contest the IRS’s determination. After-tax interest on the aforementioned proposed tax and penalty through September 30, 2026 would be approximately $305 million. In addition, if the IRS prevails in its position, under the tax rules for determining tax basis upon emergence from bankruptcy, the Company would be required to reduce its tax basis in certain assets. The reduction in tax basis would be required to reflect the reduction in the amount of the Company’s guarantee of the New Cubs LLC debt which was included in the reported tax basis previously determined upon emergence from bankruptcy and subject to Tribune’s 2014 and 2015 federal income tax audits (described below).

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

On October 26, 2021, the Tax Court issued an opinion related to the Chicago Cubs Transactions, which held that Tribune’s structure was, in substantial part, in compliance with partnership provisions of the Code and, as a result, did not trigger the entire 2009 taxable gain proposed by the IRS. On October 19, 2022, the Tax Court entered the decision that there is no tax deficiency or penalty due in the 2009 tax year. On January 13, 2023, the IRS filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. On February 3, 2023, the Company filed a notice of cross-appeal. On February 15, 2024, the case was argued before the U.S. Court of Appeals for the Seventh Circuit. The Company expects a ruling from the Court of Appeals in the fourth quarter of 2026 or the first half of 2027.

As of September 30, 2026, Nexstar believes the tax impact of applying the Tax Court opinion to 2009 and its impact on subsequent tax years is not material to the Company’s accounting for uncertain tax positions or to its Condensed Consolidated Financial Statements. Although management believes its estimates and judgments are reasonable, the timing and ultimate resolution are unpredictable and could materially change.

Revenue Agent’s Report on Tribune’s 2014 to 2015 Federal Income Tax Audits— Prior to Nexstar’s acquisition of Tribune in September 2019, Tribune was undergoing federal income tax audits for taxable years 2014 and 2015. In the third quarter of 2020, the IRS completed its audits of Tribune and issued a Revenue Agent’s Report which disallows the reporting of certain assets and liabilities related to Tribune’s emergence from Chapter 11 bankruptcy on December 31, 2012. Nexstar disagrees with the IRS’s proposed adjustments to the tax basis of certain assets and the related taxable income impact, and Nexstar is contesting the adjustments through the IRS administrative appeal procedures. If the IRS prevails in its position and after taking into account the impact of the Tax Court opinion, Nexstar would be required to reduce its tax basis in certain assets resulting in a $17 million increase in its federal and state taxes payable and a $69 million increase in deferred income tax liability as of September 30, 2026. In accordance with ASC Topic 740, the

Company has reflected $11 million for certain contested issues in its liability for uncertain tax positions at September 30, 2026 and December 31, 2025.

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

The FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%, with UHF stations counted as 50% of a market’s percentage of total national audience. On August 6, 2026, the FCC voted to eliminate the national television ownership rule and to replace it with a case-by-case review of individual transactions. The FCC’s decision to repeal the rule, which is not yet effective, is the subject of stay requests at the FCC and will likely be the subject of litigation. Because we received a waiver of the national television ownership rule in connection with the Merger, any challenges to the FCC’s elimination of the rule could have an impact on the TEGNA Related Litigation discussed above.

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

Nexstar’s board of directors has authorized a stock repurchase program under which Nexstar may repurchase shares of its common stock from time to time in open market transactions, block trades or privately negotiated transactions, including through Rules 10b5-1 and 10b-18 plans. The program has no minimum number of shares that Nexstar is required to purchase, has no expiration date and may be modified, suspended or discontinued at any time without prior notice. As of September 30, 2026, $1.4 billion remained available for repurchases under the authorization.

On June 16, 2026, Nexstar’s stockholders approved the Nexstar Media Group, Inc. 2026 Long-Term Omnibus Incentive Plan (the “2026 Plan”) which replaced the Nexstar Media Group, Inc. 2019 Long-Term Equity Incentive Plan (the “2019 Plan”). A maximum of 3,058,400 shares in stock-based awards may be issued under the 2026 Plan and no future awards will be made under the 2019 Plan.

Note 12: Income Taxes

Income tax expense was $93 million for the three months ended September 30, 2026 compared to income tax expense of $31 million for the same period in 2025. The Company’s effective tax rates were 27.1% and 32.3% for each of the respective periods. A decrease in the valuation allowance for the VIEs resulted in a 4.8% decrease to the effective tax rate.

Income tax expense was $150 million for the nine months ended September 30, 2026 compared to income tax expense of $111 million for the same period in 2025. The Company’s effective tax rates were 22.3% and 30.5% for each of the respective periods. As a result of the TEGNA acquisition, the Company remeasured the historical net deferred tax liability to reflect a lower federal/state blended tax rate resulting from the consolidation. This resulted in a discrete tax benefit of approximately $47 million, or a 6.9% decrease to the effective tax rate. A decrease in the valuation allowance for the VIEs resulted in a 0.7% decrease to the effective tax rate.

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

Note 13: Income Per Share

Income per share (basic and diluted) available to common stockholders is presented below ($ in millions, except per share amounts, and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Nexstar Media Group, Inc.	$255	$70	$539	$275
Accretion of redeemable noncontrolling interests	(10)	(4)	(23)	(12)
Net income available to common stockholders	$245	$66	$516	$263

Weighted average shares outstanding – basic	30,812	30,319	30,601	30,357
Dilutive effect of equity incentive plan instruments	201	330	429	339
Weighted average shares outstanding – diluted	31,013	30,649	31,030	30,696

Net income per share available to common stockholders – basic (1)	$7.97	$2.16	$16.86	$8.66
Net income per share available to common stockholders – diluted (1)	$7.92	$2.14	$16.62	$8.57
(1)
Calculated using unrounded amounts and may not recalculate from the amounts presented above due to rounding.

During the three and nine months ended September 30, 2026, weighted average restricted stock units of 467,000 and 301,000, respectively, were excluded from the calculation of diluted income per share because their effect would have been anti-dilutive.

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

The estimated fair values and carrying amounts of the Company’s long-term debt not measured at fair value on a recurring basis but for which fair value disclosures were required under ASC 820 were as follows ($ in millions):

	September 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Nexstar
Revolving loans due 2030	$292	$ 288(1)	$144	$ 139(1)
Term Loan A due 2030	1,782	1,770(2)	1,852	1,820(2)
Term Loan B due 2032	1,269	1,289(2)	1,278	1,302(2)
Term Loan B due 2033	1,160	1,202(2)	-	-
7.75% Notes due 2027	202	202(2)	-	-
7.25% Notes due 2027	242	244(2)	-	-
6.50% Secured Notes due 2033	3,353	3,259(2)	-	-
5.625% Notes due 2027	-	-	1,715	1,712(2)
4.75% Notes due 2028	997	968(2)	996	990(2)
5.00% Notes due 2029	62	57(2)	-	-
7.25% Notes due 2034	1,704	1,660(2)	-	-
Mission
Revolving loans due 2030	62	61(1)	62	61(1)
Term Loan B due 2028	284	285(2)	286	288(2)

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

During the three and nine months ended September 30, 2026, there were no events or changes in circumstance that triggered an impairment to the Company’s significant assets, including equity method investments, indefinite-lived intangible assets, long-lived assets and goodwill.

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

The following table sets forth a breakdown of selected financial information for our reportable Broadcast and TEGNA segments and a reconciliation of their profit to income from operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Broadcast Segment:
Net revenue	$1,305	$1,131	$3,764	$3,450
Programming and related expenses (1)	(548)	(556)	(1,650)	(1,646)
Selling, general and administrative expenses (1)	(176)	(184)	(534)	(543)
Amortization of broadcast rights (1)	(14)	(14)	(43)	(45)
Broadcast segmentʼs profit	567	377	1,537	1,216
TEGNA Segment:
Net revenue	765	-	1,568	-
Programming and related expenses (1)	(389)	-	(825)	-
Selling, general and administrative expenses (1)	(125)	-	(265)	-
Amortization of broadcast rights (1)	(9)	-	(20)	-
TEGNA segmentʼs profit	242	-	458	-
Total reportable segmentsʼ profit	809	377	1,995	1,216
Other segmentsʼ loss, net	(23)	(18)	(63)	(79)
Corporate (unallocated)	(67)	(42)	(212)	(144)
Depreciation and amortization expense (2)	(155)	(118)	(434)	(352)
Transaction and other one-time expenses	(30)	(23)	(125)	(33)
Miscellaneous	(2)	(1)	(2)	(1)
Income from operations	$532	$175	$1,159	$607

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
(2)
Includes depreciation of property and equipment and amortization of intangible assets. Excludes amortization of broadcast rights.

The following tables present the disaggregation of the Company’s revenue by source (in millions):

	Reportable Segments		Other	Corporate
Three Months Ended September 30, 2026	Broadcast	TEGNA	Segments	(unallocated)	Eliminations(1)	Consolidated
Distribution	$723	$352	$34	$-	$(18)	$1,091
Advertising	573	405	45	-	-	1,023
Other	9	8	2	1	(1)	19
Total net revenue	$1,305	$765	$81	$1	$(19)	$2,133

	Reportable Segments		Other	Corporate
Nine Months Ended September 30, 2026	Broadcast	TEGNA	Segments	(unallocated)	Eliminations(1)	Consolidated
Distribution	$2,227	$768	$104	$-	$(55)	$3,044
Advertising	1,511	787	135	-	-	2,433
Other	26	13	3	4	(1)	45
Total net revenue	$3,764	$1,568	$242	$4	$(56)	$5,522

	Reportable Segments		Other	Corporate
Three Months Ended September 30, 2025	Broadcast	TEGNA	Segments	(unallocated)	Eliminations(1)	Consolidated
Distribution	$694	$-	$29	$-	$(14)	$709
Advertising	427	-	49	-	-	476
Other	10	-	2	3	(2)	13
Total net revenue	$1,131	$-	$80	$3	$(16)	$1,198

	Reportable Segments		Other	Corporate
Nine Months Ended September 30, 2025	Broadcast	TEGNA	Segments	(unallocated)	Eliminations(1)	Consolidated
Distribution	$2,159	$-	$85	$-	$(40)	$2,204
Advertising	1,261	-	149	-	-	1,410
Other	30	-	13	7	(4)	46
Total net revenue	$3,450	$-	$247	$7	$(44)	$3,660

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

Two customers each accounted for more than 10% of the Company’s consolidated net revenue during the periods presented in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the first customer represented approximately 12% and 13% of the consolidated net revenue, respectively, and the second customer represented approximately 11% and 12%, respectively, in each period. For the three and nine months ended September 30, 2025, the first customer represented approximately 13% and 14% of the consolidated net revenue, respectively, and the second customer represented approximately 13% in each period.

Assets by reportable segment are not reported because it is not used by the CODM to allocate resources or evaluate segment performance. For disclosure of goodwill by segment, see Note 4.

Note 16: Subsequent Events

On October 30, 2026, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on November 27, 2026 to stockholders of record on November 13, 2026.

On October 30 and November 5, 2026, Nexstar repaid $400 million and $125 million, respectively, of principal amounts under its senior secured credit facilities.

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

Executive Summary

Nine Months Ended September 30, 2026 Highlights

•
Net revenue increased 78% to $2.1 billion and 51% to $5.5 billion during the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025.
•
Completed the previously announced merger with TEGNA (the “Merger”) on March 19, 2026, primarily funded by debt issuance. Refer to Notes 3 and 7 to our Condensed Consolidated Financial Statements for additional information.
•
Returned approximately $171 million of capital to shareholders through dividends.

•
Refinanced the 5.625% Notes due 2027 with $1,725 million of 7.25% senior unsecured notes due 2034. During the three and nine months ended September 30, 2026, the Company also repaid $350 million and $786 million, respectively, of its debt.
•
Completed a multi-year agreement with CBS to extend affiliations in 36 Nexstar markets.
•
Completed a multi-year affiliation agreement with FOX to extend affiliations in 41 Nexstar markets.
•
Completed a multi-year agreement with ABC to extend affiliations in 13 TEGNA markets.
•
Nexstar and TEGNA each completed multi-year affiliation agreements extending CW affiliations in 66 and 8 markets, respectively.

Overview of Operations

As of September 30, 2026, we owned, operated, programmed or provided sales and other services to 265 full power television stations, two AM radio stations and one FM radio station, including those television stations owned by VIEs, in 132 markets in 44 states and the District of Columbia. The stations are affiliates of ABC, NBC, FOX, CBS, The CW, MyNetworkTV and other broadcast television networks. Through various local service agreements, we provided sales, programming and other services to 37 full power television stations owned by independent third parties, of which 35 full power television stations are VIEs that are consolidated into our financial statements.

As of September 30, 2026, we also own an 82.0% ownership interest in The CW, the fifth major broadcast network in the U.S.; NewsNation, a national cable news network; Premion, a connected TV and over-the-top advertising platform; four multicast networks, Antenna TV, REWIND TV, True Crime and Quest; multicast network services provided to third parties; Locked On Podcast Network (“Locked On”), a network of sports podcasts; BestReviews LLC (“BestReviews”), a leading consumer product recommendations company; and a 31.3% ownership stake in TV Food Network. Our digital assets include 160 connected television applications, 54 free ad-supported television channels, 176 local websites and 292 mobile applications across local stations, NewsNation, The Hill, BestReviews, Locked On and True Crime.

We (excluding The CW) guarantee full payment of all obligations incurred under Mission Broadcasting, Inc.’s (“Mission”) senior secured credit facility in the event of its default. Mission is a guarantor of Nexstar’s senior secured credit facility and Nexstar’s senior secured and senior unsecured notes, other than the notes assumed in connection with the TEGNA acquisition. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2027 and 2034) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

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

Historical Performance

Results of Operations

The following table sets forth the Company’s operating results ($ in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net revenue:
Distribution	$1,091	$709	53.9	$3,044	$2,204	38.1
Advertising	1,023	476	114.9	2,433	1,410	72.6
Other	19	13	46.2	45	46	(2.2)
Net revenue	2,133	1,198	78.0	5,522	3,660	50.9
Operating expenses:
Direct operating	936	562	66.5	2,477	1,670	48.3
Selling, general and administrative	421	270	55.9	1,204	790	52.4
Amortization of broadcast rights	87	72	20.8	246	239	2.9
Depreciation and amortization of intangible assets	155	118	31.4	434	353	22.9
Other	2	1	NM	2	1	NM
Total operating expenses	1,601	1,023	56.5	4,363	3,053	42.9
Income from operations	532	175	204.0	1,159	607	90.9
Income from equity method investments, net	-	5		7	24
Interest expense, net	(186)	(94)		(495)	(288)
Pension and other postretirement plans credit, net	7	7		22	23
Loss on extinguishment of debt	(11)	-		(21)	(5)
Other income, net	1	3		1	3
Income before income taxes	343	96		673	364
Income tax expense	(93)	(31)		(150)	(111)
Net income	250	65		523	253
Net loss attributable to noncontrolling interests	5	5		16	22
Net income attributable to Nexstar Media Group, Inc.	$255	$70		$539	$275

Three Months Ended September 30, 2026 Compared to the Same Period in 2025

The Company’s revenues increased by $935 million, or 78.0%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to $765 million of incremental revenue from our acquisition of TEGNA and a $174 million increase in revenues from our Broadcast business units.

Distribution revenue increased $382 million, primarily reflecting $352 million of incremental revenue from the acquisition of TEGNA and a $29 million increase in revenue from our Broadcast business units due to increased rates, the impact of a one-time charge in the third quarter of 2025 which did not recur in the 2026 period, growth in vMVPD and other streaming subscribers, and the addition of CW affiliations on certain of our stations, offset in part by the impact of MVPD subscriber attrition and affiliation replacements on six stations previously affiliated with CBS.

Advertising revenue increased $547 million, primarily reflecting $405 million of incremental revenue from the acquisition of TEGNA and a $163 million increase in political advertising at our Broadcast business units, as 2026 is an election year, and a decrease in non-political revenue of $18 million due to political crowd-out and the ongoing market softness. In total, political advertising revenue was $317 million for the current year compared to $10 million in the prior year.

Direct operating expenses, consisting primarily of programming, news and technical, and selling, general and administrative expenses increased $525 million, driven primarily by $514 million of incremental operating expenses of the acquired TEGNA business and acquisition-related and other nonrecurring expenses of $30 million.

Amortization of broadcast rights increased $15 million, primarily due to incremental amortization of the acquired TEGNA business.

Depreciation and amortization of intangible assets increased $37 million, primarily due to incremental depreciation and amortization associated with the acquisition of TEGNA.

Income from equity method investments, net decreased $5 million, or 100.0%, primarily due to a decline in TV Food Network’s net income resulting from lower revenue.

Interest expense, net increased $92 million, or 97.9%, primarily due to interest incurred on new borrowings and assumed debt in connection with the Merger and the refinancing of certain existing indebtedness, offset in part by a decrease in interest from debt that was repaid.

The Company’s effective tax rates were 27.1% and 32.3% for each of the respective periods. A decrease in the valuation allowance for the VIEs resulted in a 4.8% decrease to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Nine Months Ended September 30, 2026 Compared to the Same Period in 2025

The Company’s revenues increased $1,862 million, or 50.9%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to $1,568 million of incremental revenue from our acquisition of TEGNA and a $314 million increase in revenue from our Broadcast business units.

Distribution revenue increased $840 million, driven primarily by $768 million of incremental revenue from the acquisition of TEGNA and a $69 million increase in revenue from our Broadcast business units due to increased rates, growth in vMVPD and other streaming subscribers, the impact of a one-time charge in the third quarter of 2025 which did not recur in the 2026 period, and the addition of CW affiliations on certain of our stations, offset in part by the impact of MVPD subscriber attrition and affiliation replacements on six stations previously affiliated with CBS.

Advertising revenue increased $1,023 million, reflecting $787 million of incremental revenue from the acquisition of TEGNA and a $274 million increase in political advertising at our Broadcast business units, as 2026 is an election year, and a decrease in non-political revenue of $25 million due to political crowd-out and the ongoing market softness. In total, political advertising revenue was $511 million for the current year compared to $25 million in the prior year.

Direct operating expenses, consisting primarily of programming, news and technical, and selling, general and administrative expenses increased $1,221 million, driven primarily by $1,090 million of incremental operating expenses of the acquired TEGNA business, acquisition-related and other nonrecurring expenses of $125 million and an increase in stock-based compensation from certain accelerated TEGNA awards due to terminations of $18 million.

Amortization of broadcast rights increased $7 million, primarily due to a $20 million incremental amortization from the acquisition of TEGNA, offset in part by a lower amortization of broadcast rights at The CW of $11 million to $183 million in 2026 from $194 million in 2025.

Depreciation and amortization of intangible assets increased $81 million, primarily due to incremental depreciation and amortization associated with the acquisition of TEGNA.

Income from equity method investments, net decreased $17 million, or 70.8%, primarily due to a decline in TV Food Network’s net income resulting from lower revenue.

Interest expense, net increased $207 million, or 71.9%, primarily due to interest incurred on new borrowings and assumed debt in connection with the Merger and the refinancing of certain existing indebtedness, offset in part by a decrease in interest from debt that was repaid.

The Company’s effective tax rates were 22.3% and 30.5% for each of the respective periods. As a result of the TEGNA acquisition, the Company remeasured the historical net deferred tax liability to reflect a lower federal/state blended tax rate resulting from the consolidation. This resulted in a discrete tax benefit of approximately $47 million, or a 6.9% decrease to the effective tax rate. A decrease in the valuation allowance for the VIEs resulted in a 0.7% decrease to the effective tax rate.

The Company calculates its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjusts the provision for discrete tax items recorded in the period. Future changes in the forecasted annual income projections could result in significant adjustments to quarterly income tax expense in future periods.

Liquidity and Capital Resources

The Company is leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the Company’s control. The Company believes it has sufficient unrestricted cash on hand, positive working capital, and availability to access additional liquidity under its revolving credit facilities to meet its business operating requirements and capital expenditures and to continue to service its debt for at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2026, the Company was in compliance with the financial covenants contained in the credit agreements governing its senior secured credit facilities.

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

Cash Flow Summary

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$1,267	$701
Net cash used in investing activities	(3,392)	(118)
Net cash provided by (used in) financing activities	2,291	(491)
Net increase in cash and cash equivalents	$166	$92
Cash paid for interest	$448	$294
Income taxes paid, net of refunds	$219	$175

	As of September 30,	As of December 31,
	2026	2025
Cash and cash equivalents	$446	$280

Cash Flows—Operating Activities

Net cash flows provided by operating activities increased $566 million during the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to higher net income and changes in operating assets and liabilities primarily reflecting timing of receipts and payments.

Cash Flows—Investing Activities

Net cash flows used in investing activities increased $3,274 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the $3,341 million payment for the acquisition of TEGNA’s equity (net of cash acquired), partially offset by the proceeds from certain cash assets of $55 million.

Cash Flows—Financing Activities

Net cash flows provided by financing activities increased $2,782 million during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to $2,783 million of net additional borrowings to finance the acquisition of TEGNA, refinance certain existing debt and repay certain loans, and a $125 million decrease in stock repurchases, partially offset by a $107 million increase in payments for debt financing costs and an $18 million increase in cash paid for shares withheld for taxes.

For additional information on debt borrowings, refer to Note 7 to our Condensed Consolidated Financial Statements.

Subsequent Investing and Financing Activities

On October 30, 2026, Nexstar’s Board of Directors declared a quarterly cash dividend of $1.86 per share of its common stock. The dividend is payable on November 27, 2026 to stockholders of record on November 13, 2026.

On October 30 and November 5, 2026, Nexstar repaid $400 million and $125 million, respectively, of principal amounts under its senior secured credit facilities.

Long-term debt

As of September 30, 2026, the Company had total outstanding debt of $11.4 billion, net of unamortized financing costs, discounts and premium, which represented 82.2% of the Company’s combined capitalization. The Company’s high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

	As of September 30,	As of December 31,
($ in millions)	2026	2025
Secured debt:
Nexstar senior secured credit facility	$4,565	$3,298
Mission senior secured credit facility	347	349
7.75% Notes due 2027	200	-
7.25% Notes due 2027	240	-
6.50% Secured Notes due 2033	3,390	-
Unsecured debt:
5.625% Notes due 2027	-	1,714
4.75% Notes due 2028	1,000	1,000
5.00% Notes due 2029	60	-
7.25% Notes due 2034	1,725	-
Total outstanding principal	11,527	6,361
Less: Unamortized financing costs, discounts and premium, net	(118)	(28)
Total outstanding debt	$11,409	$6,333

Unused revolving loan commitments under senior secured credit facilities (1)	$441	$600

(1)
Based on covenant calculations as of September 30, 2026, all of the $428 million and $13 million in unused revolving loan commitments under the respective Nexstar and Mission senior secured credit facilities were available for borrowing.

The following table summarizes the principal indebtedness scheduled to mature for the periods referenced as of September 30, 2026 (in millions):

		Payments Due by Period
	Total	Remainder of 2026	2027	2028-2029	2030-2031	Thereafter
Nexstar senior secured credit facility	$4,565	$27	$108	$217	$1,794	$2,419
Mission senior secured credit facility	347	1	3	281	62	-
7.75% Notes due 2027	200	-	200	-	-	-
7.25% Notes due 2027	240	-	240	-	-	-
6.50% Secured Notes due 2033	3,390	-	-	-	-	3,390
4.75% Notes due 2028	1,000	-	-	1,000	-	-
5.00% Notes due 2029	60	-	-	60	-	-
7.25% Notes due 2034	1,725	-	-	-	-	1,725
Total	$11,527	$28	$551	$1,558	$1,856	$7,534

We (excluding The CW) guarantee full payment of all obligations incurred under Mission’s senior secured credit facility in the event of its default. Mission is a guarantor of our senior secured credit facility and our senior secured and senior unsecured notes other than the notes assumed in connection with the TEGNA acquisition. In consideration of our guarantee of Mission’s senior secured credit facility, Mission has granted us purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent. These option agreements (which expire on various dates between 2027 and 2034) are freely exercisable or assignable by us without consent or approval by Mission or its shareholders. We expect these option agreements to be renewed upon expiration.

We make semiannual interest payments on our senior secured and senior unsecured notes. Interest payments on our and Mission’s senior secured credit facilities are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our and Mission’s senior secured credit facilities, as well as the indentures governing our senior secured notes and senior unsecured notes, limit but do not prohibit us or Mission from incurring substantial amounts of additional debt in the future. The Company’s senior secured credit facilities and the indentures governing our notes may limit the amount of dividends we may pay to stockholders and share repurchases we may make over the term of the agreements.

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

The Nexstar credit agreement contains a covenant which requires us to comply with a maximum consolidated first lien net leverage ratio of 4.25:1.00. Pursuant to the terms of Nexstar’s credit agreement, the maximum permitted covenant ratio may be increased, at Nexstar’s election, from 4.25:1.00 to 4.75:1.00 for the fiscal quarter in which a Material Transaction (as defined therein) is consummated and the following three consecutive fiscal quarters, subject to a maximum of two such elections during the term of the facility. In connection with its acquisition of TEGNA, Nexstar first elected this increase in the covenant ratio beginning in the first quarter of 2026 and the increased ratio will remain in effect through December 31, 2026. The financial covenant, which is formally calculated on a quarterly basis, is based on the Company’s combined results, excluding the operating results of The CW, which Nexstar designated as an unrestricted subsidiary under its credit agreements and indentures. The Mission credit agreement does not contain financial covenant ratio requirements but does provide for default in the event we do not comply with all covenants contained in the Nexstar credit agreement. As of September 30, 2026, we were in compliance with our financial covenant. We believe the Company will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured facilities and the indentures governing Nexstar’s senior secured notes and senior unsecured notes for a period of at least the next 12 months as of the filing date of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or VIEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with our VIEs in which we are the primary beneficiary are on-balance sheet arrangements. Our variable interests in other entities are obtained through local service agreements, which have valid business purposes and transfer certain station activities from the station owners to us. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

As of September 30, 2026, we had outstanding standby letters of credit with various financial institutions amounting to $30 million. The outstanding balance of standby letters of credit is deducted against our unused revolving loan commitment under our senior secured credit facility and would not be available for withdrawal.

Issuer and Guarantor Summarized Financial Information

Nexstar Media Inc. is the issuer of 4.75% Notes due 2028, 6.50% Secured Notes due 2033 and 7.25% Notes due 2034; TEGNA is the issuer of 5.00% Notes due 2029; and Belo Corp. is the issuer of, and TEGNA and Nexstar Media Group, Inc. are co-obligors of, 7.75% Notes due 2027 and 7.25% Notes due 2027 (together, Nexstar Media Inc., TEGNA and Belo Corp. are referred to as the “Issuer”). These notes are fully and unconditionally guaranteed, jointly and severally, by Nexstar Media Group, Inc. (“Parent”), Mission (a consolidated VIE), other than the notes assumed in connection with the TEGNA acquisition, and the Subsidiary Guarantors (as defined below). The Issuer, Subsidiary Guarantors, Parent and Mission are collectively referred to as the “Obligor Group” for the notes. “Subsidiary

Guarantors” refers to certain of the Issuer’s restricted subsidiaries (excluding The CW) that guarantee these notes. The guarantees of the notes are subject to release in limited circumstances upon the occurrence of certain customary conditions set forth in the applicable indentures. The notes are not registered with the SEC.

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

Summarized Balance Sheet Information for the Obligor Group (in millions):

	September 30, 2026	December 31, 2025
Current assets – external(1)	$2,071	$1,337
Current assets – due from consolidated entities outside of Obligor Group	13	10
Total current assets	2,084	1,347
Noncurrent assets – external(1)(2)	14,991	8,759
Noncurrent assets – due from consolidated entities outside of Obligor Group	79	72
Total noncurrent assets	15,070	8,831
Total current liabilities(1)	1,681	652
Total noncurrent liabilities(1)	13,529	8,039
Noncontrolling interests	-	-

(1)
Excludes the assets and liabilities of The CW as it is not a guarantor of Nexstar Media Inc.’s 4.75% Notes due 2028, 6.50% Secured Notes due 2033 and 7.25% Notes due 2034; TEGNA’s 5.00% Notes due 2029; and Belo Corp.’s 7.75% Notes due 2027 and 7.25% Notes due 2027.
(2)
Excludes Issuer’s equity investments of $385 million and $396 million as of September 30, 2026 and December 31, 2025, respectively, in unconsolidated investees. These unconsolidated investees do not guarantee the notes. For additional information on equity investments, refer to Note 5 to our Condensed Consolidated Financial Statements.

Summarized Statements of Operations Information for the Obligor Group (in millions):

Nine Months Ended
September 30, 2026
Net revenue – external	$5,380
Net revenue – from consolidated entities outside of Obligor Group	9
Total net revenue	5,389
Costs and expenses – external	4,090
Costs and expenses – to consolidated entities outside of Obligor Group	69
Total costs and expenses	4,159
Income from operations	1,230
Net income	585
Net income attributable to Obligor Group	585
Income from equity method investments, net	7

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

Information with respect to the Company’s critical accounting estimates which it believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Management believes that as of September 30, 2026, there has been no material change to this information.

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

The term loan borrowings under the Company’s senior secured credit facilities bear interest at rates ranging from 5.66% to 6.66% as of September 30, 2026, which represent (i) SOFR plus (ii) a credit spread adjustment, as applicable, and (iii) the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

Based on the outstanding balances of the Company’s senior secured credit facilities (term loans and revolving loans) as of September 30, 2026, an increase in SOFR by 100 basis points would increase our annual interest expense and decrease our cash flow from operations by $49 million (excluding tax effects). A decrease in SOFR by 100 basis points would decrease our annual interest expense and increase our cash flow from operations by $49 million (excluding tax effects). Our senior secured and senior unsecured notes are not exposed to market interest rate changes. As of September 30, 2026, the Company has no financial instruments in place to hedge against changes in the benchmark interest rates on its senior secured credit facilities.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2026, there have been no changes in Nexstar’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We are currently involved in legal proceedings with various parties seeking to enjoin the Merger. On March 18, 2026, a coalition of eight state attorneys general (California, Colorado, Connecticut, Illinois, New York, North Carolina, Oregon and Virginia, collectively, the “Initial States”) and DIRECTV, in two separate actions, brought civil lawsuits in the U.S. District Court for the Eastern District of California against Nexstar and TEGNA seeking to enjoin Nexstar’s Merger with TEGNA. Both complaints allege, among other things, that the merger of Nexstar and TEGNA violates federal antitrust laws. The complaints were filed prior to the consummation of the Merger. On March 19, 2026, the Merger was consummated. On March 20, 2026, DIRECTV and the states requested temporary restraining orders (“TROs”) from the U.S. District Court for the Eastern District of California to prevent Nexstar and TEGNA from integrating their operations. On March 27, 2026, the court entered a TRO requiring Nexstar to hold TEGNA separate until further ruling. On April 17, 2026, the court entered a preliminary injunction prohibiting further integration of Nexstar and TEGNA, which became effective on April 21, 2026. On April 21, 2026, Nexstar filed a notice of appeal with respect to the preliminary injunction in the U.S. Court of Appeals for the Ninth Circuit. Nexstar did not seek a stay of the preliminary injunction. On April 30, 2026, DIRECTV filed its Amended Complaint for Injunctive Relief and the Initial States plus the attorneys general for Indiana, Kansas, Massachusetts, Pennsylvania and Vermont filed Plaintiff States’ First Amended Complaint for Permanent Injunction. On May 21, 2026, Nexstar filed answers to the Amended Complaints of DIRECTV and the states. Discovery is ongoing, and the District Court has set a trial date of July 6, 2027. On July 8, 2026, briefing on Nexstar’s appeal of the preliminary injunction was completed. Oral argument on the appeal is scheduled for November 17, 2026.

On August 6, 2026, the district court presiding over the Nexstar-TEGNA Merger Litigation issued a ruling clarifying that the court’s preliminary injunction prohibits current and former employees, directors, consultants, or other affiliated personnel of Nexstar from serving on TEGNA’s board of directors. On August 13 and 25, 2026, Nexstar filed status reports on its compliance with the clarification order. On August 20, 2026, the parties jointly filed a proposal for the appointment of a special master to oversee compliance with the preliminary injunction. On August 28, 2026, the Court entered an order appointing the special master. On September 30, 2026, the special master submitted his first report to the court.

Separate from the above actions, on March 21, 2026, six state cable associations (Pennsylvania, Washington, Indiana, Mississippi, Tennessee, and Virginia) along with Newsmax filed a notice of appeal or, alternatively, petition for writ of mandamus in the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC approval of the Merger. These parties also sought a stay of the FCC approval order and injunctive relief similar to that sought in the California cases. On March 23, 2026, five public interest parties filed a similar notice of appeal or, alternatively, emergency petition for writ of mandamus in the U.S. Court of Appeals for the District of Columbia Circuit challenging the FCC approval, which was consolidated with the appeal filed by the cable associations. On April 28, 2026, the D.C. Circuit denied the emergency motions for a stay pending appeal finding the appellants had not satisfied the requirements for a stay. On July 9, 2026, the D.C. Circuit further denied the emergency petitions for writ of mandamus, denied those petitions’ stay requests under the All Writs Act, and dismissed the appeals for lack of jurisdiction. To date, the Appellants have not sought any further relief from the D.C. Circuit or the Supreme Court following this order.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There was no common stock repurchased during the quarter ended September 30, 2026. As of September 30, 2026, the remaining available amount under the share repurchase authorization was $1.4 billion.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

(a)
None.
(b)
None.
(c)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

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

Dated: November 5, 2026